Form 10-K
period 2015-12-31
TIME WARNER INC.
filed 2016-02-25
CIK 1105705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission file number 001-15062

TIME WARNER INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-4099534
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Time Warner Center

New York, NY 10019-8016

(Address of Principal Executive Offices)(Zip Code)

(212) 484-8000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
1.95% Notes due 2023	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of the close of business on February 19, 2016, there were 790,154,346 shares of the registrant’s Common Stock outstanding. The aggregate market value of the registrant’s voting and non-voting common equity securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 30, 2015) was approximately $68.96 billion.

Documents Incorporated by Reference:

Description of document	Part of the Form 10-K
Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2016 Annual Meeting of Stockholders	Part III (Item 10 through Item 14) (Portions of Items 10 and 12 are not incorporated by reference and are provided herein)

PART I

Item 1. Business.

Time Warner Inc. (the “Company” or “Time Warner”), a Delaware corporation, is a leading media and entertainment company. The Company classifies its businesses into the following three reportable segments:

•	Turner, consisting principally of cable networks and digital media properties;

•	Home Box Office, consisting principally of premium pay television and streaming services domestically and premium pay, basic tier television and streaming services internationally; and

•	Warner Bros., consisting principally of television, feature film, home video and videogame production and distribution.

For more information about the Company’s reportable segments, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Overview.”

Over the last several years, Time Warner has transitioned its business to focus on the production and distribution of high-quality video content to take advantage of growing global demand. Time Warner’s businesses work together to leverage their strong brands, distinctive intellectual property and global scale to produce and distribute content that resonates deeply with consumers. As the television industry continues to evolve, with developments in technology, rapid growth of new video services and shifting consumer viewing habits, Time Warner is well-positioned to address and capitalize on these changes. Accordingly, the Company is focused on both strengthening its position within the traditional TV ecosystem and pursuing growth opportunities outside the ecosystem.

Within the traditional TV ecosystem, the Company is a leader in improving the value of traditional pay television subscriptions for consumers and affiliates. The Company is continuing to increase its investment in high-quality distinctive programming and sports programming, make more of its content available on-demand and on a growing variety of devices and invest in technology to enhance the consumer experience. The Company is also supporting the development of better user interfaces for on-demand viewing of programming offered through affiliates. To make television advertising on Turner’s networks more attractive and valuable to advertisers, Turner is developing new advertising offerings that use data and analytics designed to enable advertisers to better reach their target audiences and improve their ability to measure the effectiveness of their advertisements.

The Company is also capitalizing on new growth opportunities outside the traditional TV ecosystem by increasing its investments in new digital products and technologies, including launching and investing in SVOD and other over-the-top (“OTT”) services, including HBO NOW. Across its businesses, Time Warner is also investing in content that will appeal to consumers who view it outside the traditional TV ecosystem. The Company is also focused on increasing the digital sales and rentals of its film and television content and is a leader in various initiatives designed to make digital ownership of content more compelling for consumers.

At December 31, 2015, the Company had a total of approximately 24,800 employees.

For convenience, the terms the “Company,” “Time Warner” and the “Registrant” are used in this report to refer to both the parent company alone and collectively to the parent company and the subsidiaries through which its various businesses are conducted, unless the context requires otherwise. In addition, the term “Home Box Office” is used to refer to Home Box Office, Inc., a subsidiary of Time Warner, the term “Turner” is used to refer to Turner Broadcasting System, Inc., a subsidiary of Time Warner, and the term “Warner Bros.” is used to refer to Warner Bros. Entertainment Inc., a subsidiary of Time Warner.

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

TURNER

Turner owns and operates a leading portfolio of domestic and international cable television networks and related properties that offer entertainment, sports, kids and news programming on television and digital platforms for consumers around the world. Turner operates more than 180 channels globally. In the U.S., its networks and related properties include TNT, TBS, Adult Swim, truTV, Turner Classic Movies, Turner Sports, Cartoon Network, Boomerang, CNN and HLN. Turner’s digital properties include bleacherreport.com and the CNN digital network. Outside the U.S., Turner’s portfolio of brands and digital businesses reaches consumers in more than 200 countries.

Turner’s programming is primarily distributed by cable system operators, satellite service distributors, telephone companies and other distributors (known as affiliates) and is available to subscribers of the affiliates for viewing (i) on television, (ii) via streaming online and on mobile devices through Turner’s digital properties and affiliates’ services and (iii) on demand on television through Turner’s digital properties and affiliates’ digital VOD services. In addition to distributing Turner’s programming as part of their traditional multichannel video service offerings, some affiliates are distributing some of Turner’s programming as part of their offerings of smaller bundles of networks and streaming services. Turner is also pursuing non-traditional distribution options for its programming and has made some of its programming available through SVOD and other OTT services, including DISH’s Sling TV and Sony PlayStation.

Turner continues to strengthen the programming on its cable television networks by increasing its investment in high-quality original programming, modifying the mix of programming on its networks to increase the amount of original programming and re-positioning or re-branding some of its networks. Over the past several years, Turner has broadened the scope of CNN’s programming to include compelling storytelling about important events, people and places through original programming and long-form documentaries and it has strengthened the programming at truTV, where it has rebranded the network to focus on light-hearted comedy aimed at adults. Turner plans to reposition TNT and TBS beginning in 2016 to focus on distinctive original programming that is aimed at younger audiences. Turner also is continuing to expand the amount of its programming available on demand to include complete current seasons of popular programming from Turner’s networks, and is continuing to support the development of better user interfaces for on-demand viewing of programming offered through affiliates. As part of its efforts to improve the consumer experience, Turner is also continuing to support industry efforts to improve the measurement of viewing and audience engagement across all platforms. To further enhance the viewing experience while delivering more value to advertisers, Turner plans to reduce the advertising load on primetime original programs on truTV beginning in late 2016 and on select programming on its other networks in 2016.

Turner is also increasing its investments in new digital products and technology. For example, in August 2015, Turner acquired a majority ownership interest in iStreamPlanet Co., LLC (“iStreamPlanet”), a provider of streaming and cloud-

based video and technology services, which is expected to improve Turner’s digital streaming capabilities. In addition, Turner is focused on making its television advertising more attractive and valuable to advertisers by using data and analytics to develop new advertising offerings that enable advertisers to better reach their target audiences and improve their ability to measure the effectiveness of their advertisements. Turner is also developing content for distribution outside the traditional television ecosystem. In 2015, Turner launched Super Deluxe, its digital production studio to develop original short form digital content, and CNN launched Great Big Story, an independent news brand that distributes its content via digital properties for mobile devices and social networks.

Turner is continuing to increase its scale and strengthen its competitive position internationally through strategic regional channel launches, partnerships and acquisitions in key territories, and it is placing greater emphasis on creating local programming to strengthen its brands internationally.

Turner’s digital properties consist of its own websites and websites Turner manages and/or operates for sports leagues where Turner holds the related programming rights. Turner’s CNN digital network is a leading digital news destination, and Turner’s bleacherreport.com is the number two digital sports destination, in each case, based on the number of average monthly domestic multi-platform unique visitors for the year ended December 31, 2015. Turner’s other websites include tntdrama.com, TBS.com, adultswim.com and cartoonnetwork.com. Digital properties Turner manages and/or operates for sports leagues include NBA.com, NBA Mobile, NCAA.com and PGA.com. Turner’s digital properties collectively averaged approximately 115 million average monthly domestic multi-platform unique visitors (based on data sourced from comScore Media Metrix) during the year ended December 31, 2015.

Entertainment

Domestic Entertainment

Turner’s domestic entertainment networks collectively provide a blend of original series, acquired series and movies, sports and reality programming. For the year ended December 31, 2015, Turner’s TNT, TBS and Adult Swim were three of the top ten primetime advertising-supported cable networks among adults 18-49 in the U.S., and Adult Swim was the top total day advertising-supported cable network among adults 18-34 in the U.S. Turner has been increasing the amount of original programming on TNT and TBS, and it plans to continue to do so over the next several years. Ownership of a larger portion of its content will provide Turner the flexibility to take advantage of increasing licensing opportunities and provide consumers access to more of its content through increased on demand availability.

TNT

TNT focuses on drama and is home to syndicated series and a growing roster of original series, as well as sports and network premiere motion pictures. As of December 2015, TNT reached 93.2 million domestic television households as reported by Nielsen Media Research (“Nielsen”). For the 2015-2016 season, TNT’s returning original series include Cold Justice, The Last Ship, The Librarians, Major Crimes, Murder in the First and Rizzoli & Isles, and its new original series include Animal Kingdom and Cold Justice: Sex Crimes. For the 2015-2016 season, TNT’s syndicated series include Bones, Castle, Charmed and Grimm. TNT and TBS are home to the Live Nation Music Awards and the Screen Actors Guild Awards, and TNT, TBS and truTV are home to the iHeartRadio Music Awards.

TBS

TBS focuses on contemporary comedies, as well as a growing roster of original series, sports and acquired television series and movies. As of December 2015, TBS reached 94.5 million domestic television households as reported by Nielsen. For the 2015-2016 season, TBS’ returning original series include American Dad!, and its new original series include America’s Next Weatherman, Angie Tribeca, The Detour, Separation Anxiety, Search Party and Wrecked. Syndicated series for the 2015-2016 season include 2 Broke Girls, The Big Bang Theory, Family Guy, Friends, New Girl and Seinfeld. TBS is also the home of the late night talk shows Conan and Full Frontal with Samantha Bee.

Adult Swim

Adult Swim is an evening and overnight block of programming airing on Turner’s Cartoon Network. As of December 2015, Adult Swim reached 94.3 million domestic television households as reported by Nielsen. Adult Swim is aimed at young adult audiences and offers original and syndicated animated and live-action comedy programming. For the 2015-2016 season, Adult Swim’s original series include Black Jesus, Childrens Hospital, The Eric Andre Show, Infomercials, Mike Tyson Mysteries, Mr. Pickles, the mini-series Neon Joe, Werewolf Hunter, Rick & Morty, Robot Chicken, Squidbillies, Your Pretty Face is Going to Hell and The Venture Brothers.

truTV

truTV focuses on entertainment programming aimed at adult audiences with the tag line “Way More Fun.” As of December 2015, truTV reached 89.8 million domestic television households as reported by Nielsen. For the 2015-2016 season, truTV’s returning original series include Billy on the Street, The Carbonaro Effect, Hack My Life and Impractical Jokers, and its new original series include 10 Things, Adam Ruins Everything, Almost Genius, Comedy Knockout, Fameless, Friends of the People, Road Spill, Santas in the Barn, Six Degrees of Everything, Super Into and Tru Inside. truTV plans to expand its programming to include scripted series, with its first scripted series (Those Who Can’t) scheduled to premiere in 2016. In October 2015, Turner announced that truTV plans to reduce its advertising load for primetime original programs beginning in late 2016 to improve the consumer viewing experience and increase the value of truTV’s remaining advertising inventory.

Turner Classic Movies

Turner Classic Movies is a commercial-free network that presents classic films from some of the largest film libraries in the world. Turner Classic Movies also offers interviews, original documentaries, specials and regular programming events that include “The Essentials,” “31 Days of Oscar” and “Summer Under the Stars.”

International Entertainment

Outside the U.S., Turner owns and/or operates regional entertainment networks providing a variety of programming, such as motion pictures and series, documentaries, fashion and lifestyle content, music videos, sports and travel. In Latin America, Turner is the number one provider of multichannel television in the region, and it owns and operates regional entertainment networks, including Glitz*, HTV, I-Sat, Infinito, MuchMusic and Space. Turner also owns and operates Chilevisión, a free-to-air television broadcaster in Chile, and Esporte Interativo, a Brazilian linear television channel and streaming service that airs sports programming, including programming from South American and European soccer leagues. Turner also operates several regional entertainment networks in Europe and the Middle East, including TCM, TNT and TNT Glitz. In Asia, Turner operates several regional entertainment networks, including TCM, truTV, HBO South Asia, WarnerTV and WB in India, Oh!K in Singapore, and MondoTV and Tabi Channel in Japan.

Sports

Turner Sports produces award-winning sports programming and content for Turner’s TNT, TBS and truTV networks and related digital properties. Turner’s sports programming helps drive value across its networks in the form of higher affiliate fees, ratings and advertising rates as well as more promotional opportunities.

Turner’s sports programming features licensed programming from the National Basketball Association (“NBA”) through the 2024-2025 season, Major League Baseball (“MLB”) through 2021, The National Collegiate Athletic Association (the “NCAA”) for the Men’s Division I Basketball Tournament through 2024, and the Professional Golfers’ Association (“PGA”) through 2019. NBA games and PGA tournaments air on the TNT network, and MLB games air on the TBS network. TNT airs the studio program Inside the NBA and, during the 2015-2016 season, will air a new reality competition series, The Dunk King. Turner also operates NBA TV, an advertising-supported cable network owned by the NBA, featuring NBA exhibition, regular season and playoff games and related programming. The NCAA Men’s Division I Basketball Tournament games air on the TNT, TBS and truTV networks and on the CBS network under an agreement among Turner, CBS Broadcasting, Inc. and the NCAA. Turner’s networks carried the NCAA Final Four semifinal games in 2015 and, in 2016, Turner’s networks will carry the NCAA Final Four semifinal games and championship game. After 2016, Turner’s networks and CBS will carry the NCAA Final Four semifinal games and championship game in alternate years. In September 2015, Turner announced a partnership with WME|IMG to form a multiplayer competitive videogaming league called eLeague with live events scheduled to begin in 2016. The live events will air on TBS and will be available across multiple digital platforms.

Turner Sports operates Bleacher Report, a leading online and mobile sports property that provides team-specific sports content and real-time event coverage and provides Turner with cross platform programming and marketing opportunities. For the year ended December 31, 2015, bleacherreport.com reached approximately 37 million average monthly domestic multi-platform unique visitors. Turner also manages and operates NCAA.com, NCAA March Madness Live, which provides live and on-demand streaming video of games, NBA.com, which provides live streaming of games, and PGA.com.

Kids

Cartoon Network and Boomerang offer original, acquired and classic animated and live-action entertainment aimed at kids in the U.S. and in international territories. Turner has been focused on significantly expanding its global kids business, increasing its collaboration with Warner Bros. on television programming based on Warner Bros.’ and DC Entertainment’s brands and characters and growing its consumer products business. In June 2015, Turner and Warner Bros. announced a strategic partnership to produce and distribute worldwide close to 450 half-hour episodes of original animated programming across the Cartoon Network and Boomerang networks. This partnership is intended to drive the success of these networks and foster broader global exposure for Warner Bros.’ existing franchises while also helping launch new long-term franchises. In February 2016, Boomerang and Warner Bros. announced that Boomerang will be the exclusive broadcast partner for DC Super Hero Girls, a consumer product and digital content partnership with Mattel centered on iconic female DC Entertainment characters such as Supergirl and Wonder Woman. The premiere of the programming on Boomerang is expected to coincide with the launch of the DC Super Hero Girls consumer products. Turner is increasingly managing programming decisions for its kids business on a global basis, whereas, historically, it had managed programming decisions for its international and domestic kids businesses separately.

Cartoon Network

Cartoon Network offers original and syndicated animated and live-action series and motion pictures for youth and families. As of December 2015, Cartoon Network reached 94.3 million domestic television households as reported by Nielsen. For the 2015-2016 season, Cartoon Network’s original animated series include Warner Bros.’ Be Cool, Scooby Doo! and Teen Titans Go!, as well as Adventure Time, The Amazing World of Gumball, Clarence, Steven Universe, Uncle Grandpa and We Bare Bears.

Boomerang

Boomerang offers exclusive new original content from Warner Bros., as well as classic animated entertainment from the Warner Bros., Hanna-Barbera, MGM and Cartoon Network libraries, such as The Flintstones, The Jetsons, Pink Panther, Tom and Jerry and Yogi Bear. For the 2015-2016 season, Boomerang is offering exclusive new original series, such as Bunnicula, The Tom and Jerry Show and Wabbit from Warner Bros., as well as Inspector Gadget and Mr. Bean. In 2014, Boomerang began airing advertising for the first time in the U.S. and some international territories and began airing advertising in its other international territories in 2015.

Turner’s kids business is a key part of its international operations, and Cartoon Network is the number one kids network in several territories outside the U.S., including Argentina, Australia, Brazil, Italy, Mexico, South Africa, Spain and Thailand. Turner’s kids networks outside the U.S. include Cartoon Network, Boomerang and Tooncast in Latin America; BOING, Boomerang, Cartoon Network and Cartoonito in Europe and the Middle East; and Boomerang, Cartoon Network, POGO and Toonami in Asia.

News

CNN

CNN is the original cable television news service. As of December 2015, CNN reached 94.3 million domestic television households as reported by Nielsen. As of December 31, 2015, CNN managed 41 news bureaus and editorial operations, 30 of which are located outside the U.S. Turner is focused on maintaining CNN’s leadership in worldwide breaking-news and political coverage while continuing to broaden the scope of its programming. CNN’s original programming for the 2015-2016 season includes Anthony Bourdain: Parts Unknown; Death Row Stories; Inside Man, hosted by documentary filmmaker Morgan Spurlock; This is Life with Lisa Ling and The Wonder List with Bill Weir. CNN plans to increase the amount of original programming on CNN over time. For the 2015-2016 season, CNN’s other programs include Anderson Cooper 360o, New Day and The Situation Room. CNN is also focused on expanding its digital presence by developing mobile products, increasing the amount of original short form video content it offers online and growing its online political news presence. In 2015, CNN launched Great Big Story and in 2014, CNN launched CNNGo, which allows subscribers to watch CNN’s news and original programming live and on demand.

Internationally, CNN reaches approximately 300 million households outside the U.S. as of December 31, 2015. CNN Worldwide is a portfolio of more than 20 news and information services across cable, satellite, radio, wireless devices and the Internet in more than 200 countries as of December 31, 2015. CNN Worldwide’s networks and businesses include CNN U.S., CNN International, CNN en Español, CNNj, CNN.com, CNN Airport Network, CNN Radio, CNN Newsource and HLN.

HLN

HLN is a CNN Worldwide network that focuses on news, information, videos and talk shows. For the 2015-2016 season, HLN’s programs include The Daily Share, Dr. Drew, Morning Express with Robin Meade and Nancy Grace.

How Turner Generates Revenues

Turner generates revenues principally from providing programming to affiliates that have contracted to receive and distribute the programming to subscribers, the sale of advertising on its networks and the digital properties it owns or manages for other companies, and the license of its original programming to SVOD and other OTT services and its brands and characters for consumer products. Turner’s agreements with its affiliates are typically multi-year arrangements that provide for annual service fee increases and have fee arrangements that are generally related to the number of subscribers served by the affiliate, the package of programming provided to the affiliate by each network and the competitive environment. Turner’s advertising revenues are generated from a wide variety of advertiser categories, and the advertising arrangements for its networks generally have terms of one year or less. In the U.S., the advertising revenues generated by Turner are a function of the size and demographics of the audience delivered, the number of units of time sold and the price per unit. Turner sells some of its advertising inventory in the “upfront” market in advance each year and other inventory in the “scatter” market closer to the time a program airs. Outside the U.S., advertising is generally sold at a fixed rate for the unit of time sold, determined by the time of day and network.

HOME BOX OFFICE

Home Box Office owns and operates leading multichannel premium pay television services, HBO and Cinemax. Its businesses consist principally of premium pay television services and the HBO NOW streaming service domestically and premium pay, basic tier television and streaming services internationally, as well as home entertainment and content licensing.

Home Box Office is a leader in offering high-quality programming, and it continues to invest in a diverse roster of programming to enhance the appeal of its products and services. Home Box Office is also expanding the scope of its programming to appeal to viewers who are watching programming on demand on non-traditional platforms and devices. Home Box Office is a leader in providing consumers with access to its programming when and where they choose and on a wide variety of devices and platforms through (i) Home Box Office’s on-demand products, HBO On Demand and Cinemax On Demand; (ii) its HBO GO and MAX GO streaming video-on-demand platforms; (iii) HBO NOW, Home Box Office’s domestic streaming service, which launched in April 2015; and (iv) its international streaming services. Home Box Office’s on demand products and platforms enhance the value of its premium pay television services to consumers and affiliates, and the launch of HBO NOW enables Home Box Office to reach households that do not subscribe to multichannel video service offerings. Home Box Office is continuing to invest in technology to enhance functionalities and the overall consumer experience on the HBO GO, MAX GO and HBO NOW streaming services.

In the U.S., Home Box Office’s premium pay television service is distributed by affiliates. HBO NOW is distributed by third parties, including digital distributors and some traditional affiliates. In addition, Home Box Office sells its original programming in both physical and digital formats and licenses some of its programming to the Amazon Prime SVOD service.

Internationally, Home Box Office tailors the distribution of its programming for each territory using one or more of the following distribution models: premium pay and basic tier television services distributed by affiliates, licensing and/or sale of programming, streaming services distributed by third parties and direct-to-consumer streaming services. HBO- and Cinemax-branded premium pay, basic tier television and streaming services are distributed in over 60 countries in Latin America, Asia and Europe. Home Box Office’s original programming is also available to consumers in over 150 countries, both via licenses to international television networks and SVOD and other OTT services and through sales of programming in physical and digital formats.

Home Box Office Programming

Domestic Original Programming

Home Box Office continues to invest in high quality original programming for HBO and Cinemax.

HBO’s original programming features award-winning and critically acclaimed dramatic and comedy series, such as Game of Thrones, Girls, The Leftovers, Last Week Tonight with John Oliver, Silicon Valley, True Detective and Veep, as well as HBO films, such as Bessie and Nightingale, mini-series, such as Olive Kitteridge and Show Me a Hero, boxing matches and other sports programming, documentaries, such as Citizenfour, Going Clear: Scientology and the Prison of Belief and The Jinx: The Life and Death of Robert Durst and comedy and music specials. The quality and diversity of HBO’s original programming differentiates HBO from other premium pay television services, basic television networks and SVOD and other OTT services, while enhancing the value of the HBO brand both domestically and internationally. This programming also continues to build the value of Home Box Office’s content library while increasing the value of HBO across its businesses.

Home Box Office continues to expand HBO’s roster of original series. In 2015, Home Box Office premiered new series Ballers, The Brink and Togetherness. In 2016, Home Box Office plans to premiere four additional new series, including Vinyl (from Martin Scorsese and Mick Jagger), Divorce (starring Sarah Jessica Parker) and Westworld (produced by Warner Bros.). Home Box Office has also worked closely with Warner Bros. on original programming such as The Leftovers and The Casual Vacancy.

Home Box Office is also expanding the scope of the programming it offers to reach new audiences and support both its premium pay television services and HBO NOW. In 2016, Home Box Office will add new episodes and over 150 library episodes of Sesame Street to its kids programming, and will also begin airing a daily newscast from VICE and original programming from Bill Simmons and Jon Stewart.

In 2015, Home Box Office received a record 43 Primetime Emmy Awards, the most of any network for the 14th year in a row, with Game of Thrones winning 12 awards. In 2015, Home Box Office also won Academy Awards for Best Documentary Feature (Citizenfour) and Documentary Short Subject (Crisis Hotline: Veterans Press 1), a Golden Globe Award (The Normal Heart), three George Foster Peabody Awards for documentaries and two Sports Emmy Awards.

Cinemax’s original primetime series in 2015 included Banshee, The Knick and Strike Back. In 2016, Cinemax plans to premiere the series Outcast and air a new season of Banshee.

Domestic Licensed Programming

Domestically, a significant portion of the programming on HBO and Cinemax consists of uncut and uncensored feature films, including recently-released feature films. Home Box Office has long-term licensing agreements with major film studios and independent producers and distributors, including Warner Bros., Twentieth Century Fox (“Fox”), Universal Pictures (“Universal”) and Summit Entertainment. The agreements provide Home Box Office the exclusive right to exhibit and distribute on its premium pay television services and digital platforms the entire feature film slate theatrically released in the U.S. by these studios during specified release years (other than certain animated films and certain other specified films) during the applicable license period. A majority of these agreements cover theatrical film slates through release year 2021 or beyond. Half of the top 40 feature films theatrically released in 2015 (as determined based on domestic box office receipts) will be exhibited exclusively on the HBO and Cinemax premium pay television services and digital platforms during the applicable license periods. Home Box Office also has agreements to license older films with Fox, Universal, Warner Bros. and a number of other major studios and independent distributors.

International Programming

A substantial portion of the programming on Home Box Office’s international premium pay, basic tier television and streaming services consists of feature films licensed from major studios in the U.S. Home Box Office also has agreements to license older films from a number of major U.S. studios and other domestic and international independent distributors. In addition to films, Home Box Office’s international content offerings may feature licensed HBO- and Cinemax-branded television programming, local language original programming and/or U.S. television programming produced by other production studios.

Home Box Office’s Businesses and Revenues

Domestic Premium Pay Television and Streaming Services

Home Box Office generates revenues principally from providing its programming to domestic affiliates and other distributors that have contracted to receive and distribute the programming to their customers who subscribe to the HBO and Cinemax services. At December 31, 2015, Home Box Office had approximately 49 million domestic premium pay subscribers, including HBO NOW, and HBO was the most widely distributed domestic multi-channel premium pay television service.

The HBO and Cinemax services are distributed by Home Box Office’s domestic affiliates that have contracted to receive and distribute Home Box Office’s programming to their customers who subscribe to the HBO and Cinemax services. In addition to viewing HBO and Cinemax programming on an HBO or Cinemax multiplex television channel, subscribers can also view HBO and Cinemax programming through Home Box Office’s on-demand products, HBO On Demand and Cinemax On Demand, and its HBO GO and MAX GO streaming video-on-demand platforms. The programming on HBO GO and MAX GO includes most seasons of HBO’s and Cinemax’s original series, as well as feature films, HBO mini-series and films, sports programming, documentaries, comedy and music specials, bonus features and behind-the-scenes extras. Home Box Office’s agreements with its domestic affiliates are typically long-term arrangements that provide for annual service fee increases and marketing support. While fees to Home Box Office under affiliate agreements are generally based on the number of subscribers served by the affiliates, the relationship between subscriber totals and the amount of revenues earned depends on the specific terms of the applicable agreement, which may include basic and/or pay television subscriber thresholds, volume discounts and other performance-based discounts. Marketing and promotional activities intended to retain existing subscribers and acquire new subscribers may also impact revenue earned. In addition to offering HBO as part of their multichannel video subscription packages, some affiliates are offering their subscribers smaller bundles of networks that include broadcast and/or select basic cable networks and HBO.

HBO NOW is available across a wide variety of platforms and devices, including through digital distributors such as Amazon, Apple, Google and Roku as well as some of Home Box Office’s traditional affiliates. Home Box Office plans to continue to expand the number of distribution partners and supported platforms and devices for HBO NOW. HBO NOW is generally offered with a free trial period, and a user generates revenues for Home Box Office and is considered a subscriber after the end of the free trial period. Like HBO GO, HBO NOW offers most seasons of HBO’s original series as well as feature films, HBO mini-series and films, sports programming, documentaries, comedy and music specials, bonus features and behind-the-scenes extras.

International Premium Pay, Basic Tier Television and Streaming Services

Unique, country-specific HBO- and Cinemax-branded premium pay, basic tier television and streaming services are distributed in more than 60 countries in Latin America, Asia and Europe. In Asia and Europe (excluding the Netherlands), Home Box Office operates through consolidated, wholly-owned subsidiaries. In Latin America and the Netherlands, Home Box Office operates through unconsolidated joint ventures. Home Box Office had approximately 82 million international premium pay, basic tier television service and broadband-only subscribers at December 31, 2015, including subscribers through Home Box Office’s unconsolidated joint ventures. Home Box Office transferred the operation and certain contracts of an HBO-branded basic tier television service in India to Turner effective January 2015. The service, which had approximately 15.8 million subscribers at December 31, 2014, continues to use the HBO brand under Turner’s operation. As a result, the subscribers of this service are not included as Home Box Office subscribers effective January 2015. HBO GO was available to HBO premium pay television subscribers in over 30 countries and territories at December 31, 2015, and Home Box Office plans to make HBO GO available to HBO premium pay television subscribers in additional countries and territories in 2016. Home Box Office generates revenues primarily from providing its programming to international affiliates. The terms of Home Box Office’s agreements with its international affiliates vary from country to country, and the amount of revenues attributable to such agreements can be based on a number of factors such as basic and/or pay television subscriber thresholds, performance-based or volume discounts, negotiated minimum guarantees or flat-fee arrangements.

Home Box Office operates a direct-to-consumer streaming service in the Nordic region. In addition, in 2015, HBO Latin America (Home Box Office’s largest joint venture) launched streaming services distributed by third parties in Colombia and Mexico and announced plans to launch streaming services in other parts of Latin America and the Caribbean. In January 2016, Home Box Office also announced that it plans to launch in the fourth quarter of 2016 both a direct-to-consumer streaming service and a streaming service offered exclusively through a third-party distribution partner in Spain. Home Box Office expects to expand the distribution of streaming services to additional territories around the world.

Home Entertainment and Content Licensing

Home Box Office also generates revenues from the exploitation of its original programming through multiple other distribution outlets. Home Box Office sells its original programming in both physical and digital formats in the U.S. and various international regions through a wide variety of digital storefronts and traditional retailers. Significant home entertainment releases in 2015 included Game of Thrones: The Complete Fourth Season, Silicon Valley: The Complete First Season, Veep: The Complete Third Season and Boardwalk Empire: The Complete Fifth Season and The Complete Series. In addition, Home Box Office also licenses some of its programming to the Amazon Prime SVOD service. Finally, Home Box Office has also licensed certain of its original programming, such as Sex and the City, as well as Everybody Loves Raymond, which was produced by Home Box Office but aired on broadcast television, to domestic basic cable networks and local television stations.

Home Box Office licenses both individual programs and packages of programs to television networks and SVOD services in over 150 countries, including arrangements under which it licenses programming to television networks that are branded as the “Home of HBO” in countries such as the U.K., Australia, France, Germany and Israel and as “HBO Canada” in Canada. In 2016, Home Box Office expanded its agreement with Sky Television, which provides Sky Atlantic exclusive rights to air HBO programming in Austria, Germany, Ireland, Italy and the U.K. until 2020. In 2015, Home Box Office also entered into a long-term agreement with Bell Media to provide Bell Media the exclusive rights to distribute HBO programming across linear, on-demand and streaming platforms in Canadian territories in which Bell Media operates.

WARNER BROS.

Warner Bros. is the largest television and film studio in the world based on total studio revenues as of December 31, 2015. Its businesses consist principally of the production, distribution and licensing of television programming and feature films and the distribution of home entertainment product in both physical and digital formats, as well as the production and distribution of videogames and consumer product and brand licensing. Warner Bros.’ businesses benefit from a shared infrastructure, including shared production, distribution, marketing and administrative functions and resources.

Warner Bros. is the #1 producer of primetime television series for the U.S. broadcast networks for the 2015-2016 television season, producing over 30 series, a position it has held for 12 of the past 13 television seasons. Overall, Warner Bros. will produce over 60 television series in the U.S. for the 2015-2016 television season. In addition, Warner Bros. licenses its U.S. programming in over 190 countries at December 31, 2015. Warner Bros. is expanding and diversifying the genres and types of television programming it produces as well as the buyers of its programming domestically, and is also focused on expanding its international television production business through its global network of local production companies in 16 international territories.

Warner Bros. ranked as the #3 U.S. videogame publisher, with two titles, Mortal Kombat X and Batman: Arkham Knight, ranked in the top ten videogame releases in 2015. Warner Bros.’ films generated over $3.7 billion at the global box office, and Warner Bros. was the #4 film studio in global box office receipts in 2015. Warner Bros. has been the #1 or #2 film studio in domestic box office receipts for 9 of the past 12 years and the #1 or #2 film studio in global box office receipts for 10 of the past 12 years.

Warner Bros. is focusing on increasing the digital sales and rentals of its film and television content and is a leader in a variety of initiatives designed to make digital ownership more compelling for consumers. In addition, Warner Bros. has led the home entertainment industry in sales of home entertainment product in physical formats for 19 years. At December 31, 2015, Warner Bros.’ vast content library consists of more than 75,000 hours of programming, including over 7,000 feature films and 5,000 television programs comprised of tens of thousands of individual episodes.

Warner Bros.’ portfolio of leading brands includes DC Entertainment’s brands (DC Comics, Vertigo and MAD Magazine) as well as the Looney Tunes and Hanna-Barbera brands. DC Comics’ characters include such iconic characters as Batman, the Flash, Green Arrow, Superman and Wonder Woman, while Warner Bros.’ other characters include Harry Potter, Bugs Bunny, Scooby-Doo and Tom and Jerry, among many others. Warner Bros. is focused on expanding its brands and characters across all its businesses, from film to television programming and the videogames it produces.

Warner Bros. has developed strong global franchise properties from its brands and featuring its characters, including film franchises such as the Batman and Harry Potter series and The Hobbit and The Lord of the Rings trilogies, and it is focused on extending its existing global film franchises. Warner Bros. plans to release at least 10 films based on the DC Entertainment universe of characters from 2016 through 2020, including Batman v Superman: Dawn of Justice and Suicide Squad in 2016, three LEGO-branded films beginning in 2017, and three films in partnership with J.K. Rowling based on the world of Harry Potter from 2016 through 2020, beginning with Fantastic Beasts and Where to Find Them in 2016. Warner Bros. is also focused on creating new global film franchises and in 2015 announced plans to release three films centered on Godzilla and King Kong in partnership with Legendary Pictures and a new film franchise based on the role playing game Dungeons & Dragons in partnership with Hasbro.

In television, eight series based on DC Entertainment characters (including Arrow, DC’s Legends of Tomorrow, The Flash, Gotham and Supergirl) are airing on broadcast and cable television during the 2015-2016 television season. In 2015, Warner Bros. announced the launch of DC Super Hero Girls, a consumer product and digital content partnership with Mattel centered on iconic female DC Entertainment characters such as Supergirl and Wonder Woman and in February 2016 announced that Turner’s Boomerang network will be the exclusive broadcast partner for DC Super Hero Girls. In addition, Warner Bros. continued its successful LEGO relationship in 2015 with the release of the toys-to-life videogame, LEGO: Dimensions.

Television

Warner Bros. is a leader in the global television production and distribution business. Warner Bros. is focused on maintaining its leadership position in producing primetime series for the U.S. broadcast networks (including The CW broadcast network (“The CW”)) while increasing production of high-quality original series for basic cable networks (including expanding its collaboration with Turner), premium pay television services (including HBO) and SVOD and other OTT services. Warner Bros. is also focused on expanding its international local television production business by using its global network of local production companies.

Warner Bros. is actively collaborating with Turner to significantly expand their global kids businesses and maximize the related consumer product opportunities. In June 2015, Warner Bros. and Turner announced a strategic partnership to produce and distribute worldwide close to 450 half-hour episodes of original animated programming across the Cartoon Network and Boomerang networks. This partnership is intended to drive the success of these networks and foster broader global exposure for Warner Bros.’ existing franchises while also helping launch new long-term franchises. In February 2016, Warner Bros. and Boomerang announced that Boomerang will be the exclusive broadcast partner for DC Super Hero Girls. The premiere of the programming on Boomerang is expected to coincide with the launch of the DC Super Hero Girls consumer products.

Domestic Business

Warner Bros. produces and distributes its television programming for initial airing on broadcast and basic cable television networks, premium pay television and SVOD and other OTT services and local television stations in the U.S. Warner Bros. also produces and distributes short-form live-action series and animated programming for initial viewing on digital platforms. Warner Bros.’ programming includes the following:

•

scripted television series produced by Warner Bros. Television and Warner Horizon Television Inc., including 2 Broke Girls, Arrow, The Big Bang Theory, Blindspot, DC’s Legends of Tomorrow, The Flash, Gotham, Lucifer, The Middle, Mike & Molly, Mom, Person of Interest, Rush Hour, Supergirl, Supernatural and Vampire Diaries for broadcast networks (including The CW); Childrens Hospital, Major Crimes, Pretty Little Liars and Rizzoli & Isles for basic cable networks (including TNT, TBS and Adult Swim); The Leftovers and Westworld (for HBO) and Shameless for premium pay television services; and 11.22.63, Fuller House and Longmire for SVOD services;

•	reality-based non-scripted television series produced by Warner Horizon Television Inc., including 500 Questions, The Bachelor, Bachelor in Paradise and The Voice;

•	first-run syndication series produced by Telepictures Productions Inc., including The Ellen DeGeneres Show, Extra, The Real and TMZ;

•

animated television programming and original made-for-home entertainment animated releases produced by Warner Bros. Animation Inc., including programming based on characters from DC Entertainment, Looney Tunes and Hanna-Barbera. Programs include Be Cool, Scooby Doo!, Bunnicula, Mike Tyson Mysteries, Teen Titans Go!, The Tom and Jerry Show and Wabbit, all of which aired on Turner’s Boomerang, Cartoon Network or Adult Swim networks in the 2015-2016 television season; and

•

short-form live-action series and animated programming for digital platforms produced by Blue Ribbon Content, including Justice League: Gods and Monsters Chronicles and Vixen based on DC Entertainment characters.

After the initial domestic television airing, Warner Bros. licenses its television programming for subsequent airing on basic cable networks, local television stations and SVOD and other OTT services and through other off-network distribution channels in the U.S. These licenses enable Warner Bros. to generate significant revenues from hit television series for years beyond their initial airing on television.

Warner Bros. also licenses its feature films to broadcast and cable networks, SVOD and other OTT services and premium pay television services (including HBO) starting approximately eight to eleven months following their theatrical release. During 2015, Warner Bros. licensed more than 900 feature films and over 3,000 hours of feature film programming to television networks, premium pay television services and SVOD and other OTT services.

International Business

Warner Bros. licenses rights to exhibit feature films and original television series in international territories through agreements with television networks, premium pay television services, basic tier television services and SVOD services, free video on demand services (“FVOD”) and other digital services. In addition, Warner Bros. licenses rights to exhibit feature films to Hollywood VIP, a transactional VOD and SVOD service operated by Tencent in China in which Warner Bros. holds a minority interest, and feature films and original television series to HOOQ, an SVOD service operating in India, the

Philippines and Thailand, which is owned by Warner Bros., Singtel Telecommunications Limited and Sony Pictures Television. During 2015, Warner Bros. licensed thousands of hours of programming, dubbed or subtitled in more than 90 languages, to international distributors in more than 190 countries.

As the worldwide demand for locally produced, local language programming increases, Warner Bros. is focused on expanding its international local production business. Warner Bros. is developing programming specifically tailored for local audiences through its global network of production companies. Warner Bros. is also focusing on adapting international local programming into formats that can be produced by its local production companies in additional territories, including the U.S. For example, The Bachelor (a format owned by Warner Bros. that originated in the U.S.) is being adapted and produced in multiple international territories, including Australia, Finland, Germany, New Zealand, Sweden and Switzerland.

Television Business Revenues

The revenues generated by Warner Bros.’ television business consist of (1) fees for the initial broadcast of Warner Bros.’ television programming on U.S. broadcast and cable television networks and premium pay television and SVOD and other OTT services, (2) fees for the airing or other distribution of its television programming after its initial broadcast in secondary U.S. distribution channels (such as basic cable networks, local television stations and SVOD and other OTT services), (3) fees for the international distribution of Warner Bros.’ television programming for free-to-air television, basic tier television services, premium pay television services and SVOD and other OTT services, including FVOD services, and (4) revenues from the sale of the television programming of Warner Bros. and other companies in physical and digital formats. Warner Bros.’ television programming also supports Warner Bros.’ key franchises, which helps generate consumer product revenues based on the programming for years beyond the initial airing of the programming on television.

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

In January 2015, Warner Bros. widely released American Sniper. During 2015, Warner Bros. released 24 original feature films for distribution in the U.S., including Black Mass, Creed, Mad Max: Fury Road, Get Hard, Magic Mike XXL, Point Break and San Andreas. Of the films released during 2015, six were released in 3D format, including Point Break and San Andreas, and eight were formatted for viewing on IMAX screens, including Mad Max: Fury Road. In February 2016, Warner Bros. released How to Be Single. Warner Bros. plans to release an additional 19 films during 2016, including two films based on DC Entertainment’s universe of characters (Batman v Superman: Dawn of Justice and Suicide Squad) and a film set in the world of Harry Potter (Fantastic Beasts and Where to Find Them).

Internationally, Warner Bros. produces and distributes both English language and local language films for theatrical exhibition in more than 125 territories outside the U.S. Warner Bros. uses both day and date and a staggered release schedule for its international releases. In 2015, Warner Bros. released internationally 22 English-language films and 24 local-language films that it either produced itself or acquired from other companies. In September 2015, Warner Bros. announced it had entered into a joint venture with China Media Capital to develop and produce a slate of Chinese-language films, including event films, for distribution in China and elsewhere around the world.

After the theatrical exhibition of its feature films, Warner Bros. releases them both domestically and internationally for distribution in various time periods through a variety of distribution channels, including retail stores, online and digital retailers; premium pay television services; broadcast and basic cable networks; SVOD and other OTT services and other exhibitors such as airlines and hotels. Feature films are released for sale through physical and digital formats and for rental via transactional VOD beginning approximately three to six months after their release in theaters. The date for that release is influenced by seasonality, competitive conditions, film attributes and expected performance. Feature films are typically released for rental in physical formats 28 days later. After that, Warner Bros. licenses the feature films for domestic and international distribution to premium pay television services (including HBO and Cinemax), broadcast and basic cable networks (including Turner’s cable networks), and SVOD and other OTT services and, in most cases, other exhibitors such as airlines and hotels.

Warner Bros. produces most of the films it releases in the U.S. under co-financing arrangements, which give Warner Bros. a greater ability to manage the financial risks of its film slate and offset some of the significant costs involved in the production, marketing and distribution of feature films, particularly event films. In most cases, Warner Bros. maintains worldwide distribution rights for the films it co-finances with others. Warner Bros. has co-financing arrangements with Village Roadshow Pictures and RatPac Dune Entertainment. Warner Bros. also monetizes its distribution and marketing operations by distributing films that other companies wholly finance and produce, and it has an exclusive distribution arrangement with Alcon Entertainment.

Feature Film Business Revenues

The revenues generated by Warner Bros.’ feature film business primarily consist of (1) rental fees paid by theaters for the theatrical exhibition of feature films produced (or co-produced) and/or distributed by Warner Bros., (2) licensing fees paid by television networks, premium pay television services and SVOD and other OTT services for the exhibition of feature films produced or co-produced by Warner Bros. and (3) revenues from the distribution of Warner Bros.’ and other companies’ feature films in physical and digital formats.

Home Entertainment

Warner Bros. also generates revenues through the home entertainment distribution of its film and television content in physical and digital formats. Warner Bros. continues to be a leader in the home entertainment industry, and its significant home entertainment releases during 2015 include American Sniper, The Hobbit: The Battle of the Five Armies, Get Hard, Interstellar, Mad Max: Fury Road and San Andreas.

The home entertainment industry has been undergoing significant changes as it transitions from the distribution of film and television content via physical formats to digital formats. In recent years, consumer spending on home entertainment product in physical formats has declined as a result of several factors, including consumers shifting to SVOD and other OTT services, discount rental kiosks and digital purchases and rentals; increasing competition for consumer discretionary time and spending; and piracy. Consumer spending on film and television content in higher margin digital formats has been increasing in recent years, but that growth has not fully offset declines in consumer spending on home entertainment product in physical formats.

In response to these dynamics, Warner Bros. has been focusing on increasing the more profitable electronic sell-through (“EST”) sales and transactional VOD rentals of its film and television content and is an innovator in a variety of initiatives designed to make digital ownership more compelling for consumers, including UltraViolet. Warner Bros. licenses its newly released feature films as well as films from its library and its television content to EST and transactional VOD services for viewing online and on mobile platforms in the U.S. and internationally. In the U.S. and most major international markets, Warner Bros.’ recent theatrical releases are generally released for sale via EST at least two weeks before their release in physical formats and transactional VOD.

Although consumer spending on home entertainment product in physical formats has declined in recent years, the distribution of home entertainment product in physical formats still generates significant revenues for Warner Bros. The home entertainment product it distributes in physical formats includes its own feature films and television content, including library content, as well as content acquired from others. Warner Bros. also distributes content in physical formats for others, such as Home Box Office, Turner, the BBC and Sesame Street in the U.S., as well as several content producers outside the U.S.

Videogames

Warner Bros. develops, publishes and distributes videogames, including mobile and console games. Its videogames are based on intellectual property owned or licensed by Warner Bros. (including DC Entertainment properties, Harry Potter and Mortal Kombat). Warner Bros. is focused on increasing its monetization of its franchises in its videogames business in the future. In 2015, Warner Bros. released 14 videogames, including Batman: Arkham Knight, Mortal Kombat X, LEGO Jurassic World and Mad Max and the toys-to-life videogame LEGO: Dimensions, which includes LEGO Batman and many other DC characters among its cast of characters. Warner Bros. plans to release 14 videogames in 2016. Warner Bros. also licenses

Warner Bros. and DC Entertainment properties for videogames to other companies. Warner Bros.’ videogames revenues consist of revenues from the development and distribution of the videogames of Warner Bros. and other companies.

OTHER TELEVISION NETWORK ASSETS

The Company also holds interests in companies that operate broadcast networks.

Central European Media Enterprises Ltd.

As of December 31, 2015, Time Warner held an approximate 49.4% voting interest and an approximate 75.7% economic interest in the equity interests of Central European Media Enterprises Ltd. (“CME”), a publicly-traded broadcasting company that operates leading television networks in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia. Time Warner’s investment consists of (i) common stock, (ii) convertible preferred stock that has voting rights, (iii) convertible redeemable preferred shares that do not have voting rights and (iv) warrants to purchase common stock of CME. Time Warner accounts for its investment in CME’s common stock and convertible preferred stock under the equity method of accounting, and it accounts for its investment in CME’s convertible redeemable preferred shares under the cost method of accounting. Time Warner also guarantees or holds a significant portion of CME’s outstanding indebtedness and provides financing to CME under a revolving credit facility and term loan. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Recent Developments” for additional information regarding Time Warner’s guarantees, the debt held by Time Warner and the credit facility and term loan provided by Time Warner.

The CW

The CW is a 50-50 joint venture between Warner Bros. and CBS Corporation. The CW’s 2015-2016 schedule includes a 5-night, 10-hour primetime lineup of advertising-supported original programming such as The 100, America’s Next Top Model, Arrow, Beauty and the Beast, Crazy Ex-Girlfriend, Containment, DC’s Legends of Tomorrow, The Flash, iZombie, Jane the Virgin, The Originals, Reign, Supernatural and The Vampire Diaries, as well as a five-hour block of advertising-supported programming on Saturday mornings. For the 2015-2016 season, Warner Bros. produced twelve series for The CW, including four based on DC Entertainment characters. In 2015, The CW’s Jane the Virgin won a Golden Globe Award and, in 2016, The CW’s Crazy Ex-Girlfriend won a Golden Globe Award. Advertising-supported full episodes of The CW’s original series are also available on cwtv.com. Some of The CW’s programming is available for streaming through SVOD services. The CW also operates CW Seed, The CW’s digital-only platform for comedy. CW Seed is available for streaming online and on mobile devices. Programming on CW Seed includes acquired series, such as Almost Human, The Ben Stiller Show, The Flash (1990), The O.C. and Terminator: The Sarah Connor Chronicles, as well as original series, such as I Ship It, The P.E.T. Squad Files, Saving the Human Race and Vixen. The Company accounts for its investment in The CW under the equity method of accounting.

COMPETITION

The Company’s businesses operate in highly competitive industries. Competition in these industries has intensified as leisure and entertainment options have proliferated and audience fragmentation has increased. The Company’s businesses compete for consumers’ entertainment and leisure time and spending with each other, as well as other forms of entertainment, including other television networks, premium pay television services, local over-the-air television stations, SVOD and other OTT services, motion pictures, home entertainment products and services, VOD services, videogames, websites and apps providing social networking and user-generated content, print media, live events, radio broadcasts and other forms of news, information and entertainment, as well as pirated content.

The Company’s competitive position is greatly affected by the quality of, and public response to, its content. The Company’s businesses compete with other production companies and studios for the services of producers, directors, writers, actors and others and for the acquisition of literary properties. The Company’s television networks and premium pay television services compete for programming with other television networks and premium pay television services, local television stations and SVOD and other OTT services, and competition for programming, particularly licensed and sports programming, is intense.

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

Piracy, particularly of digital content, continues to present a threat to the Company’s revenues from products and services based on intellectual property. The Company seeks to limit that threat through a combination of approaches, including working with cross-industry groups, trade associations and strategic partners to develop and implement technological solutions to control piracy, promoting legitimate market alternatives, applying technological protection measures, engaging in efforts to ensure effective and appropriately tailored legal remedies for infringement, enhancing public awareness of the meaning and value of intellectual property and promoting and advocating for appropriate legislative and policy initiatives both in the U.S. and internationally. The Company vigorously pursues appropriate avenues to protect its intellectual property, including sending takedown notices in appropriate circumstances and pursuing litigation and referrals to law enforcement against websites that distribute or facilitate the unauthorized distribution of the Company’s content. The volume of actions against websites dedicated to copyright theft is increasing internationally, and certain countries have implemented or are considering implementing programs or remedies designed to address and deter widespread infringement.

Outside the U.S., laws and regulations relating to intellectual property protection and the effective enforcement of these laws and regulations vary greatly from country to country and continue to evolve. Judicial, legislative and administrative developments are taking place in certain jurisdictions that may limit the ability of rights holders to exploit and enforce certain of their exclusive intellectual property rights outside the U.S. For example, in October 2011, the European Court of Justice held, in the context of satellite broadcasts of live soccer matches, that it was an unlawful restriction on competition for England’s Football Association Premier League to prohibit broadcasting licensees from distributing satellite decoder cards outside the territory for which the broadcasts were licensed for reception. As a result of that decision, in January 2014, the European Commission (the “EC”) began an antitrust investigation of the cross-border access to satellite and online services, and is examining certain provisions in licensing agreements between a number of U.S. film studios, including Warner Bros., and several large European satellite pay TV broadcasters. The EC has stated that its investigation is focusing on contractual restrictions that prevent broadcasters in one EU country from selling subscriptions in response to unsolicited requests from viewers in other EU countries. In July 2015, the EC sent a Statement of Objections to a number of U.S. film studios, including Warner Bros., reflecting its preliminary view that such contractual provisions may violate EU competition rules prohibiting anti-competitive agreements. In January 2016, the EC held a hearing on the matter. The Statement of Objections and hearing are steps in the process, but do not represent a finding of infringement or indicate the outcome of the EC’s investigation. Separately, in 2015, the EC published its Digital Single Market strategy, which includes a broad range of high-level proposals that are intended to reduce the barriers to access online services and entertainment content across national borders within the EU to foster the creation of a single digital market in the EU. For example, in December 2015, the EC announced a proposal for a regulation to provide content portability to subscribers to online content services in an EU Member State who travel temporarily to another EU Member State. It is not possible to predict the impact the EC’s investigation or potential regulations in the EU related to the Digital Single Market strategy could have on the Company’s businesses.

Regulation Relating to Data Privacy, Data Security and Cybersecurity

The Company’s businesses are subject to laws and regulations governing data privacy, data security and cybersecurity. In the U.S., the Company is subject to: (1) the Children’s Online Privacy Protection Act (“COPPA”), which applies to certain of the Company’s websites, mobile apps and other online business activities and restricts the collection, maintenance and use of personal information regarding children; (2) the Privacy and Security Rules under the Health Insurance Portability and Accountability Act, which imposes privacy and security requirements on the Company’s health plans for its employees and on service providers under those plans; (3) the Video Privacy Protection Act, which restricts disclosure of video viewing information; (4) state statutes requiring notice to individuals when a data breach results in the unauthorized release of personally identifiable information (“PII”); and (5) privacy and security rules imposed by the payment card industry, as well as regulations designed to protect against identity theft and fraud in connection with the collection of credit and debit card payments from consumers.

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

Congress, the White House and federal agencies continue to examine and focus on data security and consumer privacy in light of several recent high-profile data security breaches. For example, in December 2015, President Obama signed into law the Cybersecurity Information Sharing Act of 2015 (“CISA”). The aim of CISA is to promote voluntary sharing of information regarding cybersecurity threats and defensive measures undertaken in response to those threats with the government and other businesses. Members of Congress also proposed a number of other bills regarding privacy, data security and cybersecurity in 2015, including a Consumer Privacy Bill of Rights Act. The adoption of new privacy, data security and cybersecurity laws or regulations may in some cases increase the Company’s compliance costs.

Several state legislatures have also adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. For example, laws in numerous states require businesses to provide notice to customers whose PII has been disclosed as a result of a data breach. In addition, California’s “Do Not Track” legislation requires websites (including mobile apps) that collect personal information about a person’s online activities to disclose how the site responds to “do not track” signals or other mechanisms that enable consumers to opt out of the collection of such information. Furthermore, California law requires operators of commercial websites and providers of online services to post a privacy policy that meets designated requirements, including providing a list of categories of PII that the operator or provider collects and a list of third parties with whom the PII may be shared.

Foreign governments have also focused on data privacy and security concerns for many years. The EC adopted a data directive in 1995 to protect the privacy rights of individuals within the European Union and the transfer of personal information outside the EU (the “Directive”). In December 2015, the European Commission, the European Parliament and the EC agreed on the final text for the new General Data Protection Regulation (“GDPR”) that would replace the Directive following a data protection reform project begun in 2012. The GDPR is intended to support the Single Digital Market strategy within the EU by providing a single set of rules on data protection across the EU, while enabling individuals to better control their personal data. The final regulation is expected to be adopted by the European Parliament and the EC in early 2016, and the GDPR will become effective two years thereafter. It is not clear to what extent the GDPR, once adopted, will affect the Company’s operations and business.

In a development under the Directive, on October 6, 2015, the Court of Justice of the European Union (the “CJEU”) issued an opinion ruling that the U.S. – EU Safe Harbor framework (the “Safe Harbor framework”) is invalid. The Safe Harbor framework had been in place since 2000 and was a central mechanism relied on by U.S. organizations, including the Company, to transfer personal data from the EU to the U.S. The decision did not expressly invalidate any other legal mechanisms or bases that can be utilized or relied on to transfer personal data from the EU to the U.S. in compliance with the Directive in certain circumstances, such as model contracts, binding corporate rules or individual consent. On February 2, 2016, in response to the CJEU’s decision, representatives from the EC and the U.S. Department of Commerce (the “DOC”) announced that agreement had been reached on a data transfer framework, named the EU – U.S. Privacy Shield, that will replace the Safe Harbor framework. The new framework, which has not yet been finalized or formally approved by EU regulators, is expected to impose greater obligations on U.S. companies to protect personal data transferred from the EU to the U.S. and require the DOC and FTC to carry out stricter monitoring and enforcement. EU regulators are expected to release a decision on the new framework in April 2016. The Company will continue to evaluate the mechanisms available to comply with EU/U.S. data transfer requirements to be able to continue to operate its businesses. The CJEU’s decision, developments relating to the EU – U.S. Privacy Shield, and the Company’s reliance on alternative data transfer mechanisms could increase the Company’s compliance costs and constrain how the Company collects, uses, transfers and secures personal information from individuals in the EU.

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

The FCC continues to examine policies for video programming and distribution, and in 2014 and 2015 it adopted and proposed regulations that could directly or indirectly restrict the Company’s ability to produce, distribute or fully monetize its content. For example, in March 2015, the FCC adopted “net neutrality” regulations that constrain how ISPs can offer broadband and related services that can be used to distribute the Company’s programming via the Internet. The net neutrality regulations subject ISPs to the requirements of Title II of the Communications Act, including imposing limitations on unreasonable practices, obligations regarding customer privacy and protections for people with disabilities and authorize the FCC to investigate and act on consumer complaints. The regulations prohibit ISPs from: (i) blocking access to legal content, applications or services or to devices that do not harm their network, (ii) impairing or degrading lawful Internet content and (iii) implementing paid prioritization or “fast lanes” for content or applications. ISPs generally are permitted to engage in reasonable network management (other than paid prioritization), but only if the purpose of their actions is related to managing their network. In 2015, a trade group, several broadband providers and others filed lawsuits in the U.S. Court of Appeals for the District of Columbia challenging the net neutrality regulations. The court is expected to rule on the lawsuits in 2016. It is not possible to predict how these lawsuits and net neutrality regulations will impact the Company.

In addition, in December 2014, the FCC proposed rules to expand its interpretation of “multichannel video programming distributor” under the Communications Act to include over-the-top providers of multiple streams of linear programming (i.e., television programming delivered via the Internet in a regularly scheduled, continuous manner, either live or on a delayed basis), which would give these over-the-top providers rights to distribute broadcast network television programming and cable-operator affiliated programming, while also subjecting them to various obligations such a retransmission fees. Depending on the scope and specific provisions of any final rules, they could affect the Company’s negotiations regarding, and provision of, online linear video.

In February 2016, the FCC proposed rules regarding the interoperability of set-top boxes provided by affiliates with other devices and services. Depending on the scope and provisions of any final rules, they could affect the way the Company’s programming is presented to consumers, including with respect to channel placement, branding and the type and placement of advertisements, and could have a negative impact on the value of the Company’s programming and make it more difficult for the Company to roll out new services.

From time to time, the FCC also conducts inquiries and rulemaking proceedings, which could lead to additional regulations that could have a material effect on the Company’s businesses. The FCC has also initiated the following proceedings:

•

The FCC is engaged in a number of proceedings designed to make more of the electromagnetic spectrum that is currently used for broadcast television and satellite distribution available for wireless broadband. These proceedings include conducting voluntary incentive auctions, which are expected to begin in March 2016, for portions of the spectrum used by television broadcasters to provide additional spectrum for wireless broadband, and evaluating the potential use of certain portions of the satellite spectrum for wireless broadband. The potential changes to the satellite spectrum could negatively impact the Company’s ability to deliver linear network feeds of its domestic basic cable networks to its affiliates. It may take several years for these proceedings and any related spectrum reallocation to be completed, and it is not possible to predict the impact that any such proceedings and reallocation could have on the Company.

•

The FCC has initiated several rulemaking proceedings to implement the 21st Century Communications and Video Accessibility Act of 2010 (the “Accessibility Act”). In February 2014, the FCC changed its television closed captioning rules to, among other things, extend certain obligations regarding the quality of closed captioning of television programming to companies that produce video programming. These new rules became effective in March 2015.

•

In addition, pursuant to the Accessibility Act, in July 2014, the FCC issued an order requiring closed captioning for clips of video programming that previously aired on television and are posted online or available through online applications in certain circumstances. The effective dates for the new requirements under the rule are staggered. Starting January 1, 2016, video clips that contain a single excerpt of a captioned television program with the same video and audio that was shown on television (“straight lift” clips) must be captioned. Starting January 1, 2017, the new rule will apply to newly posted video clips that contain compilations of “straight lift” clips containing content previously shown on television with captions. Finally, starting July 1, 2017, video clips of live and near-live television programming (such as news or sporting events) must be captioned. These rules will increase the costs of making video clips available online.

Various other federal laws also contain provisions that place restrictions on violent and sexually explicit programming. Regulators, legislatures and policymakers have also become increasingly interested in laws and regulations intended to protect the interests of children by placing limitations on food and beverage marketing in media popular with children and teens.

In international territories, there are various laws and regulations relating to the distribution or licensing of television programming and other products. These include television licensing requirements relating to closed captioning of programming for the hearing impaired, descriptive audio versions for the visually impaired and mandatory local language dubbed and/or subtitled versions of programming, laws providing for minimum percentages of local content and maximum percentages of foreign content on television, local language advertising requirements, laws and regulations imposing pricing, exclusivity and importing restrictions, editorial control, translation or local editing requirements and other nationality-based restrictions. There are also a number of laws and regulations in these international territories relating to the nature of content and advertising and marketing efforts, including content codes and laws requiring government approval of certain content prior to exhibition, consumer protection laws (particularly those relating to advertisements and programming aimed at children) and laws restricting the amount of advertising permitted on television networks. For example, the EU Audio Visual Media Services directive, which allows EU member states to adopt more restrictive regimes and applies to all programs produced after December 2009, obligates broadcasters to notify viewers if an audiovisual program contains paid product placement, bans any form of product placement in children’s and news programming and prohibits product placement of tobacco products and prescription medication. The directive also imposes an obligation on EU member states and the EC to encourage broadcasters and channel providers to develop codes of conduct regarding advertising for foods high in fat, salt and sugar in or around children’s programming. Accordingly, in the U.K., the Office of Communications has restricted such television advertising, and other EU jurisdictions have required that nutritional information be included in food advertisements. Outside the EU, other governments are considering or have already implemented food advertising restrictions similar to those in the U.K., including in Brazil, Colombia, Chile, Mexico, Norway, Peru, Singapore and Uruguay. Finally, several governments, including in Argentina, Brazil, India, Mexico and Uruguay, have recently proposed, enacted or more strictly enforced regulations that limit the amount of advertising content that can be aired on television networks.

Regulation of the Distribution and Licensing of Feature Films

In countries outside the U.S., there are a variety of laws and regulations relating to the distribution or licensing of feature films for exhibition in theaters and on broadcast and cable networks. These include copyright laws and regulations, television licensing requirements similar to those applicable to made-for-television programming, trade and customs regulations, laws providing for minimum percentages of local content in theaters and on broadcast television and maximum percentages of foreign content on television and laws that limit increases in prices paid by distributors to content providers. In certain countries, laws and regulations limit the number of foreign films exhibited in such countries in a calendar year. For example, China, which was the second-largest box office territory based on box office receipts in 2015, limits the number of foreign films that can be distributed annually using revenue-sharing arrangements as well as the percentage of revenue shared with the foreign film distributor.

Marketing Regulation

The Company’s marketing and advertising sales activities are subject to regulation by the FTC, the FCC, and each of the states under general consumer protection statutes prohibiting unfair or deceptive acts or practices. Certain marketing activities are also subject to specific federal statutes and rules, such as COPPA and the Telephone Consumer Protection Act (the “TCPA”), which restricts telephone, fax or mobile text messages to consumers without their prior consent. Outside the U.S., laws restricting marketing and sales activities also continue to be adopted. For example, the Canadian Anti-Spam legislation (the “CASL”), which went into effect July 1, 2014, restricts commercial electronic messages to consumers without their prior permission. Both the TCPA and CASL provide for private rights of action, and violations of these laws can result in potential liability, including substantial administrative fines and class action lawsuits.

FINANCIAL INFORMATION ABOUT SEGMENTS, GEOGRAPHIC AREAS AND BACKLOG

Financial and other information by segment and revenues by geographic area for each year in the three-year period ended December 31, 2015 are set forth in Note 15 to the Company’s consolidated financial statements, “Segment Information.” Information with respect to the Company’s backlog, representing future revenue not yet recorded from cash contracts for the worldwide licensing of theatrical and television product for premium pay television services, basic cable and network and syndicated television exhibition, at December 31, 2015 and December 31, 2014, is set forth in Note 16 to the Company’s consolidated financial statements, “Commitments and Contingencies — Commitments — Programming Licensing Backlog.”

Item 1A.	Risk Factors.

The Company must respond successfully to ongoing changes in the U.S. television industry and consumer viewing patterns to remain competitive. The Company derives a substantial portion of its revenues and profits from its cable networks and premium pay television services and the production and licensing of television programming to broadcast and cable networks and premium pay television services. The U.S. television industry is evolving, with developments in technology leading to new video services that are experiencing rapid growth, resulting in higher overall video content consumption as well as a shift in consumer viewing patterns as consumers seek more control over when, where and how they view video content. These changes pose risks to the traditional U.S. television industry and some of the Company’s longest-standing business models, including (i) the disruption of the traditional television content delivery model by video streaming services, some of which are growing rapidly, which could lead to further declines in subscribers to multichannel video services and to lower growth in subscription revenues; (ii) the disruption of the advertising supported television model due to increased video consumption on digital distribution platforms with no advertising or less advertising than on television networks, time shifted viewing of television programming, and the use of digital video recorders to skip advertisements; and (iii) the risk that one or more of the Company’s networks will not be included in “skinny bundles” of networks being offered by some affiliates. As a result of some of these risks, in 2015, the U.S. television industry experienced declines in subscribers to multichannel video services and industry-wide declines in ratings for programming, which has negatively affected advertising and subscription revenues. Actions by the multichannel video services to counteract the subscriber declines, such as offering smaller bundles of networks, may not be sufficient and may present other risks to the Company’s businesses. The Company’s strategy to address these risks, including continuing to invest in high-quality original programming to strengthen its position within the traditional TV ecosystem, investing in technology and working with affiliates to enhance the value of multichannel video subscriptions to consumers, and selectively licensing its content to SVOD services while pursuing new opportunities for the distribution of its content, including on OTT services, may not be successful. The Company may incur significant costs to implement its strategy and respond to and mitigate the risks from these changes, and, if not successful, could experience a significant adverse impact on the Company’s competitive position, businesses and results of operations.

The popularity of content is difficult to predict and can change rapidly, and low public acceptance of the Company’s content will adversely affect its results of operations. The revenues derived from the sale, distribution and licensing of television programming, feature films, videogames and other content depend primarily on widespread public acceptance of that content, which is difficult to predict and can change rapidly. The Company must invest substantial amounts in the production and marketing of its content before it learns whether such content will reach anticipated levels of popularity with consumers. The popularity of the Company’s content depends on many factors, only some of which are within the Company’s control. Examples include the popularity of competing content (including locally produced content internationally), the availability of alternative forms of leisure and entertainment activities, the Company’s ability to maintain or develop strong brand awareness and target key audiences, and the Company’s ability to successfully anticipate (and timely adapt its content to) changes in consumer tastes in the many countries and territories in which the Company operates. Low public acceptance of the Company’s content will adversely affect its results of operations.

Generally, feature films that perform well at the global box office also have commercial success in subsequent distribution channels. Therefore, the underperformance of a feature film, especially an “event” film, at the global box office can result in lower than expected revenues for the Company from the license of the film to broadcast and cable networks and SVOD and other OTT services, sales of the film in digital and physical formats, and from the sale of videogames or licenses for consumer products based on such film. If a new “event” film fails to achieve commercial success at the global box office, it would limit the Company’s ability to create a new theatrical franchise based on the film or characters featured in such film. The failure to develop successful new theatrical franchises could have an adverse effect on the Company’s results of operations.

Low ratings for television programming produced by the Company may lead to the cancellation of a program and can negatively affect future license fees for the cancelled program. A decline in the ratings or popularity of the television programming aired on Turner’s cable networks can negatively affect advertising revenues for Turner’s cable networks in the near term and, over a longer period of time, could adversely affect subscription revenues and the distribution potential of a Turner network. A decline in the popularity of HBO’s and Cinemax’s programming could, over a period of time, cause subscribers to cancel their subscriptions, which in turn could adversely affect both the Company’s subscription and content licensing revenues. If the Company decides to no longer air programming due to low ratings or other factors, the Company could incur significant programming impairments, which could have a material adverse effect on the Company’s results of operations in a given period.

The failure to renew agreements with affiliates on favorable terms or at all could cause the Company’s subscription and advertising revenues to decline. The Company depends on agreements with affiliates for the distribution of the Company’s cable networks, premium pay television and streaming services. Competition from SVOD and other OTT services and new distribution platforms and declines in multichannel video service subscribers is increasing the pressure on affiliates to control their programming costs in order to maintain their profitability while offering their services at prices that enable them to continue to attract and retain subscribers. As affiliates continue to try to control their programming costs, it may be more difficult for the Company to secure favorable terms, including those related to pricing, positioning and packaging, during renewal negotiations with affiliates, and the Company may face greater difficulty in achieving placement of its networks in smaller bundles being offered by affiliates. The Company’s efforts to capitalize on new growth opportunities outside the traditional TV ecosystem may also make it more difficult to secure favorable terms during renewal negotiations with affiliates. An additional factor making it more difficult to secure favorable terms during renewal negotiations is the consolidation of affiliates in the U.S. and growth of large multi-territory distribution companies internationally, which increases their scale and negotiating power.

If the Company is not able to secure favorable terms when it renews its affiliate agreements, its subscription revenues may not increase as much as the Company expects or could decline. In addition, the inability to renew one or more of the Company’s larger affiliate arrangements would reduce the number of households that have access to Turner’s cable networks and result in lower ratings for programming, which could make those networks less attractive to advertisers and result in lower growth or a decline in advertising revenues.

Some initiatives to respond to and address the changes to the U.S. television industry and consumer viewing patterns may be outside the Company’s control. While the Company supports the development of better consumer interfaces, the development and implementation of these interfaces are often outside the Company’s control. In addition, the Company may not be able to introduce new business models and products to enhance the value of multichannel video subscriptions to consumers without the cooperation of affiliates.

If the rate of decline in the number of multichannel video service subscribers increases, the Company’s subscription revenues will be negatively affected. During 2014 and 2015, the number of multichannel video service subscribers in the U.S. declined slightly, and the Company expects further modest declines. If multichannel video service offerings are not attractive to consumers due to increases in rates, increased competition from SVOD and other OTT services, worse economic conditions or other factors, more consumers may (i) cancel their multichannel video service subscriptions or choose not to subscribe to multichannel video services, (ii) cancel their subscriptions to premium pay television services or (iii) elect to subscribe to lower-priced streaming services or smaller bundles of networks offered by affiliates, which may not include HBO, Cinemax or some of Turner’s cable networks. The number of HBO and Cinemax subscribers could also decline if affiliates choose not to market, or reduce their marketing of, HBO or Cinemax. If the rate of decline in the number of multichannel video service subscribers increases or if subscribers shift to affiliates’ lower-cost streaming services or smaller bundles of networks that do not include all of the Company’s cable networks and premium pay services, the Company’s subscription revenues will be negatively affected.

A decrease in demand for the television programming produced by Warner Bros. could adversely affect the Company’s revenues. Warner Bros. is a leading producer of high-quality television programming, as well as a leader in the international distribution of U.S.-produced television programming. Even with its strong competitive position, Warner Bros.’ television production business is largely dependent on the strength of the U.S. broadcast networks, basic cable networks and local television stations, and their continued demand for Warner Bros.’ television programming. If there is a decrease in such demand, it could decrease the overall scale of Warner Bros.’ television production business, reduce the aggregate license fees for its television programming in the short-term and reduce the aggregate syndication revenues for its television programming in the long-term. The following factors could increase the likelihood of a decrease in such demand in the U.S.: (i) for vertically-integrated networks, increased reliance by such networks on their in-house and affiliated television production studios, which can provide them more control over intellectual property rights and syndication and license fees in the U.S. and internationally; (ii) technological advances and alternative viewing options that could reduce the lifetime value of television programming; and (iii) consolidation among television station groups, thereby reducing the number of buyers for Warner Bros.’ programming. In international territories, the increasing popularity of locally produced television content could result in decreased demand and lower license fees for the Company’s U.S.-produced television programming.

An increase in the costs incurred by Turner and Home Box Office to acquire or produce popular programming could adversely affect the Company’s operating results. Competition to acquire popular programming is intense both in the U.S. and internationally among networks and SVOD services. As more networks and SVOD services seek to offer distinctive programming, including sports programming, and are willing to invest more to do so, Turner and Home Box Office may have to increase the prices they are willing to pay for sports, original and acquired programming, including the renewal of programming they currently license. Cable networks, premium pay television services and SVOD services are increasing their investments in original programming, which could drive up talent and production costs. If increases in Turner’s and Home Box Office’s costs to produce or acquire popular programming are not offset by increases in affiliates’ fees when affiliate agreements are renewed and increases in advertising revenues for Turner’s cable networks, the Company’s results of operations could be adversely affected.

The Company’s results of operations could be adversely affected if there is a decline in advertising spending, which could be caused by a number of factors. A decline in the economic prospects of advertisers or the economy in general could cause advertisers to spend less on advertising. In addition, television advertising expenditures could be negatively affected by (i) further declines in multichannel video service subscribers; (ii) increasing audience fragmentation caused by increased availability of alternative forms of leisure and entertainment activities; (iii) shifts in consumer viewing patterns, including the increased use of digital video recorders to skip advertisements, increased numbers of consumers watching programming on demand on a time-delayed basis, and consumers watching more non-traditional and shorter-form video online; (iv) a shift of advertising to online and mobile offerings; (v) pressure from public interest groups to reduce or eliminate advertising of certain products on television; (vi) new laws and regulations that prohibit or restrict certain types of advertisements; and (vii) natural disasters, extreme weather, acts of terrorism, political uncertainty or hostilities, because there may be uninterrupted news coverage of such events that disrupts regular television programming. In addition, advertisers’ willingness to purchase advertising time from the Company may be adversely affected by a decline in audience ratings for the programming aired on Turner’s cable networks. If ratings decline significantly, Turner’s cable networks generally will be required to provide additional advertising time to advertisers to reach agreed-on audience delivery thresholds. This may result in Turner’s cable networks having less advertising time available to sell or use to promote their own programming. In addition, if the television ratings system is not changed so that it captures the viewership of programming through digital video recorders, VOD and digital platforms and devices, advertisers may not be willing to pay advertising rates based on the increasing viewership that occurs after the initial airing of a program and on digital platforms and devices. Turner’s advertising revenues may be adversely affected by plans Turner has announced to reduce the amount of advertising on select programming on some of its cable networks to improve the viewing experience, if the actions do not result in improved ratings and advertising rates for the programming with fewer advertisements. Finally, Turner’s advertising revenues from online and mobile offerings could be adversely affected by technology that enables consumers to block advertisements.

The Company’s results of operations may be adversely affected if the Company’s efforts to increase digital sales of its film and television content and make digital ownership of content more compelling to consumers are not successful. Several factors have contributed to an industry-wide decline in sales of home entertainment products in physical formats in recent years, including consumers shifting to SVOD and other OTT services and electronic purchases and rentals; consumers electing to rent films using discount rental kiosks, which generate significantly less profit per transaction for the Company than the sale of home entertainment products in physical formats; changing retailer strategies and initiatives (e.g., reduction in floor space devoted to home entertainment products in physical formats); retail store closures; weak economic conditions; increasing competition for consumer discretionary time and spending; and piracy. The Company’s efforts to offset the decline in sales of home entertainment products in physical formats and to make digital ownership of content more attractive to consumers may not be successful or may take several more years to become successful.

If the Company fails to compete successfully against alternative sources of entertainment and news, there may be an adverse effect on the Company’s results of operations. The Company competes with all other sources of entertainment and news, including television, premium pay television services, SVOD and other OTT services, feature films, the Internet, home entertainment products, videogames, social networking, print media, pirated content, live sports and other events, for consumers’ leisure and entertainment time and discretionary spending. The increased number of media and entertainment choices available to consumers has made it much more difficult to attract and obtain their attention and time. There can be no assurance that the Company will be able to compete successfully in the future against existing or new competitors.

The Company is exposed to risks associated with weak economic conditions and increased volatility and disruption in the financial markets. The Company’s financial condition and results of operations may be adversely affected by weak economic conditions in the U.S. and other countries where the Company does business and the impact of those conditions on advertisers, affiliates, suppliers, retailers, insurers, theater operators and others with which it does business. The global economy continues to be volatile, with slower economic growth in some large emerging economies such as China, India and Brazil and economic uncertainties arising from governmental actions in some countries such as Russia and Venezuela. These conditions could lead to lower consumer spending for the Company’s content and products in these regions and countries, particularly if advertisers, licensees, retailers, theater operators and consumers reduce their demand for the Company’s content and products due to the negative impact of these conditions on them. Consumer spending in these regions and countries may be further negatively impacted by governmental actions to manage national economic matters, whether through austerity or stimulus measures or initiatives intended to control wages, unemployment, credit availability, inflation, taxation and other economic drivers.

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

Some of the Company’s operations are conducted in foreign currencies, and the value of these currencies fluctuates in relation to the U.S. dollar. Although the Company hedges a portion of its foreign currency exposures, significant fluctuations in exchange rates in the past have had, and in the future could have, an adverse effect on the Company’s results of operations in a given period. As the Company expands its international operations, its exposure to foreign currency fluctuations will increase.

Some of the Company’s businesses generate cash receipts in Venezuela. The Venezuelan government has imposed significant limits on the exchange of local currency into U.S. dollars in recent years. Although Venezuela implemented changes during 2014 and 2015 that increased the potential to convert Venezuelan Bolivars Fuertes (“VEF”) to U.S. dollars, the Company has been unable to exchange its VEF to U.S. dollars due to restrictions associated with the exchanges. The Company recognized a pretax foreign exchange loss during each of 2014 and 2015 related to new exchanges established by the Venezuelan government and the exchange rate used to remeasure the Company’s VEF-denominated transactions and balances. There can be no assurance as to when, if or the rate at which the Company will be able to exchange its VEF to U.S. dollars and it is possible that the Venezuelan government could issue additional regulations or take other actions that could affect the Company’s ability to exchange VEF to U.S. dollars or the rate at which it remeasures its VEF-denomianted transactions and balances for financial reporting purposes.

Increased piracy of the Company’s content, products and other intellectual property may further decrease the revenues received from the legitimate sale, licensing and distribution of its content and adversely affect its business and profitability. The Company continues to be negatively affected by piracy, and an increase in the piracy of the Company’s content, products and other intellectual property could reduce the revenues the Company earns from the legitimate sale, licensing and distribution of its content, products and other intellectual property. The risks relating to piracy have increased in recent years due to technological developments that have made it easier to create, distribute and store high-quality unauthorized copies of content, such as the proliferation of cloud-based storage and streaming services, increased broadband Internet speeds and penetration rates, and increased availability and speed of mobile data transmission. Piracy is particularly prevalent in countries that lack effective copyright and technical legal protections or enforcement measures, and illegitimate operators based in those parts of the world can attract viewers from anywhere in the world. The Company devotes substantial resources to protecting its content, products and intellectual property, but the Company’s efforts to enforce its rights and combat piracy may not be successful.

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

The Company’s intellectual property rights may not be sufficient to permit it to take advantage of some business opportunities, such as new distribution platforms. As a result, the Company may be required to change its plans or acquire the necessary intellectual property rights, which could be costly.

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

The Company’s businesses are subject to labor interruption. The Company and some of its suppliers and business partners retain the services of writers, directors, actors, athletes, technicians, trade employees and others involved in the development and production of its television programming and feature films who are covered by collective bargaining agreements. If negotiations to renew expiring collective bargaining agreements are not successful or become unproductive, the affected unions could take actions such as strikes, work slowdowns or work stoppages. Such actions or the possibility of such actions could result in delays in the production of the Company’s television programming and feature films. The Company could also incur higher costs from such actions, new collective bargaining agreements or the renewal of collective bargaining agreements on less favorable terms. Many of the collective bargaining agreements that cover individuals providing services to the Company are industry-wide agreements, and the Company may lack practical control over the negotiations and terms of these agreements. Union or labor disputes or player lock-outs relating to certain professional sports leagues may preclude the Company from producing and telecasting scheduled games or events and could negatively impact the Company’s promotional and marketing opportunities. Depending on their duration, such union or labor disputes or player lock-outs could have an adverse effect on the Company’s results of operations.

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

The Company is also subject to risks caused by the misappropriation, misuse, falsification or intentional or accidental release or loss of data maintained in the information systems and networks of the Company or its vendors, including confidential personnel, customer or vendor data. Outside parties may attempt to penetrate the Company’s systems or those of its vendors or fraudulently induce employees or customers of the Company or employees of its vendors to disclose sensitive information to obtain or gain access to the Company’s data. The number and sophistication of attempted and successful information security breaches have increased in recent years. If a material breach of the Company’s information systems or those of its vendors occurs, the market perception of the effectiveness of the Company’s information security measures could be harmed, the Company could lose customers and advertisers, and its reputation, brands and credibility could be damaged. In addition, if a material breach of its information systems occurs, the Company could be required to expend significant amounts of money and other resources to repair or replace information systems or networks or to comply with notification requirements. The Company also could be subject to actions by regulatory authorities and claims asserted in private litigation in the event of a breach of the information systems of the Company or its vendors.

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

Service disruptions or the failure of communications satellites or transmitter facilities relied on by the Company could have a negative impact on the Company’s revenues. Turner and Home Box Office rely on communications satellites and transmitter facilities to transmit their programming to affiliates and other distributors. Shutdowns of satellites and transmitter facilities or service disruptions pose significant risks to the Company’s operations. Such disruptions may be caused by power outages, natural disasters, extreme weather, terrorist attacks, failures or impairments of communications satellites or on-ground uplinks or downlinks used to transmit programming, or other similar events. If a satellite is not able to transmit the Company’s programming, the Company may not be able to secure an alternative communication satellite in a timely manner, because there are a limited number of communications satellites available for the transmission of programming. If such an event were to occur, there could be a disruption in the delivery of the Company’s programming, which could harm the Company’s reputation and adversely affect the Company’s results of operations.

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

The Company’s enterprise efficiency initiatives present various risks, including the risk that the Company may not realize the financial and strategic goals relating to the initiatives. The Company has multi-year enterprise efficiency initiatives underway to deliver certain business support services (e.g., real estate and certain information technology functions) centrally to the Company’s divisions. The Company may incur greater than anticipated expenses in connection with these initiatives, fail to realize anticipated benefits, experience business disruptions or have difficulty executing the initiatives.

If the separation of any of Time Inc., AOL Inc. (“AOL”) or Time Warner Cable Inc. (“TWC”) is determined to be taxable for income tax purposes, Time Warner and/or Time Warner’s shareholders who received shares of Time Inc., AOL or TWC (as applicable) in connection with the respective spin-off of those companies could incur significant income tax liabilities. In connection with the separation from the Company of (i) Time Inc. in June 2014 and (ii) AOL in December 2009, Time Warner received an opinion of counsel confirming that the applicable separation transaction should not result in the recognition, for U.S. Federal income tax purposes, of gain or loss to Time Warner or its shareholders, except to the extent of cash received in lieu of fractional shares in such transaction. In connection with the separation of TWC from the Company in March 2009, Time Warner received a private letter ruling from the Internal Revenue Service (“IRS”) and opinions of counsel confirming that the TWC separation should not result in the recognition, for U.S. Federal income tax purposes, of gain or loss to Time Warner or its shareholders, except to the extent of cash received in lieu of fractional shares. The IRS ruling and the opinions of counsel in connection with these transactions were based on, among other things, certain facts, assumptions, representations and undertakings that were made by Time Warner and Time Inc., AOL or TWC, as applicable, in connection with the applicable separation transaction. If any of these facts, assumptions, representations or undertakings is incorrect or not otherwise satisfied, Time Warner and its shareholders may not be able to rely on the IRS ruling (in the case of the TWC separation transaction) or opinion and could be subject to significant tax liabilities. Furthermore, opinions of counsel are not binding on the IRS or state or local tax authorities or the courts, and a tax authority or court could determine that one or more of the separation transactions should be treated as a taxable transaction. Time Warner is entitled to indemnification from Time Inc., AOL and TWC for taxes resulting from the failure of the applicable separation transaction to qualify as tax-free as a result of (i) certain actions or failures to act by the former subsidiary or (ii) the failure of certain representations made by the former subsidiary to be true. However, if transaction taxes are incurred for other reasons, Time Warner would not be entitled to indemnification.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Time Warner’s headquarters are located in New York City at One Time Warner Center. The Company also owns or leases offices; studios; technical, production and warehouse spaces; satellite transmission facilities; and other properties in numerous locations in the United States and around the world for its businesses. The Company considers its properties adequate for its current needs. The following table sets forth information as of December 31, 2015 with respect to the Company’s principal properties:

Location	Principal Use	Approximate Square Feet Floor Space	Type of Ownership; Expiration Date of Lease
New York, NY One Time Warner Center	Executive, business and administrative offices, studios, technical space and screening room (Corporate HQ and Turner)	940,000	Leased by the Company. Lease expires in 2019.(a)

Hong Kong 979 King’s Rd. Oxford House	Executive, business and administrative offices, a studio, technical space and screening room (Corporate, Turner and Warner Bros.)	110,000	Leased by the Company. Lease expires in 2018. Approx. 22,000 sq. ft. is sublet to unaffiliated third-party tenants.

London, England Turner House 16 Great Marlborough St.	Executive, business and administrative offices, studios and technical space (Corporate, Turner and Home Box Office)	100,000	Leased by the Company. Lease expires in 2019.

Atlanta, GA One CNN Center	Executive, business and administrative offices, studios and technical and retail space (Turner)	1,280,000	Owned by the Company. Approx. 60,000 sq. ft. is leased to unaffiliated third-party tenants.

Atlanta, GA 1050 Techwood Dr.	Executive, business and administrative offices, studios and technical space (Turner)	1,170,000	Owned by the Company.

Santiago, Chile Pedro Montt 2354	Business offices, studios and technical space (Turner)	254,000	Owned by the Company.

Buenos Aires, Argentina 599 & 533 Defensa St.	Business offices, studios and technical space (Turner)	129,000	Owned by the Company.

Washington, DC 820 First St.	Business offices, studios and technical space (Turner)	102,000	Leased by the Company. Lease expires in 2020.

Santiago, Chile Ines Matte Urrejola #0890 Provencia - Central	Business offices, studios and technical space (Turner)	90,000	Leased by the Company. Lease expires in 2016.

Los Angeles, CA 6430 Sunset Blvd.	Business offices, studios and technical space (Turner)	37,000	Leased by the Company. Lease expires in 2022.

New York, NY 1100 and 1114 Ave. of the Americas	Executive, business and administrative offices and technical space (Home Box Office)	673,000	Leased by the Company under two leases expiring in 2018.

Santa Monica, CA 2500 Broadway	Executive, business and administrative offices and technical space (Home Box Office)	128,000	Leased by the Company. Lease expires in 2019.

Location	Principal Use	Approximate Square Feet Floor Space	Type of Ownership; Expiration Date of Lease
Hauppauge, NY 300 New Highway	Business offices, communications center, production facility and technical space (Home Box Office)	115,000	Owned by the Company.

New York, NY 120A East 23rd Street	Business and administrative offices, studios and technical space (Home Box Office)	82,000	Leased by the Company. Lease expires in 2018.

Seattle, WA 1099 Stewart Street	Business and administrative offices, and technical space (Home Box Office)	112,000	Leased by the Company. Lease expires in 2025.

Burbank, CA The Warner Bros. Studio	Executive, business and administrative offices, sound stages, administrative, technical and dressing room structures, screening theaters, machinery and equipment facilities, tour operations, back lot and parking lot/structures (Warner Bros.)	4,677,000(b)	Owned by the Company.

Leavesden, UK Leavesden Studios	Business and administrative offices, sound stages, technical and dressing room structures, machinery and equipment facilities, tour operations, back lot and parking lots (Warner Bros.)	727,000	Owned by the Company.

Burbank, CA 3400 Riverside Dr.	Executive, business and administrative offices (Warner Bros.)	421,000	Leased by the Company. Lease expires in 2019.

Burbank, CA 3300 W. Olive Ave.	Executive, business and administrative offices and technical space (Warner Bros.)	231,000	Leased by the Company. Lease expires in 2021.

London, England 98 Theobald Rd.	Business and administrative offices and screening room (Warner Bros.)	135,000	Leased by the Company. Lease expires in 2019.

(a)	The Company plans to move to a new corporate headquarters in the Hudson Yards development project in New York in early 2019.
(b)	Represents 4,677,000 sq. ft. of improved space on 158 acres. Ten acres consist of various parcels adjoining The Warner Bros. Studio with mixed commercial and office uses.

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

In April 2013, the Internal Revenue Service (the “IRS”) Appeals Division issued a notice of deficiency to the Company relating to the appropriate tax characterization of stock warrants received from Google Inc. in 2002. On May 6, 2013, the Company filed a petition with the United States Tax Court seeking a redetermination of the deficiency set forth in the notice. The Company’s petition asserted that the IRS erred in determining that the stock warrants were taxable upon exercise (in 2004) rather than at the date of grant based on, among other things, a misapplication of Section 83 of the Internal Revenue Code. In December 2014, the Company reached a preliminary agreement with the IRS, subject to agreement regarding certain necessary computations and the preparation and execution of definitive documentation. In February 2016, the parties reached a final agreement to resolve the issues raised in the notice of deficiency.

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

For matters disclosed above for which a loss is probable or reasonably possible, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss for such matters in excess of accrued liabilities is between $0 and $130 million at December 31, 2015. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age of such officer as of February 1, 2016.

Name	Age	Office
Jeffrey L. Bewkes	63	Chairman and Chief Executive Officer
Howard M. Averill	52	Executive Vice President and Chief Financial Officer
Paul T. Cappuccio	54	Executive Vice President and General Counsel
Gary Ginsberg	53	Executive Vice President, Corporate Marketing & Communications
Karen Magee	54	Executive Vice President and Chief Human Resources Officer
Carol A. Melton	61	Executive Vice President, Global Public Policy
Olaf Olafsson	53	Executive Vice President, International & Corporate Strategy

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

The Company is a corporation organized under the laws of Delaware, and was formed on February 4, 2000 in connection with the Company’s January 2001 merger with America Online, Inc. The principal market for the Company’s Common Stock is the NYSE. For quarterly price information with respect to the Company’s Common Stock for the two years ended December 31, 2015, see “Quarterly Financial Information” at pages 133 through 134 herein, which information is incorporated herein by reference. The number of holders of record of the Company’s Common Stock as of February 19, 2016 was 15,518.

The Company paid a cash dividend of $0.3175 per share in each quarter of 2014 and a cash dividend of $0.35 per share in each quarter of 2015.

On February 9, 2016, the Company’s Board of Directors approved an increase in the quarterly cash dividend to $0.4025 per share and declared the next regular quarterly cash dividend to be paid on March 15, 2016 to stockholders of record on February 29, 2016. The Company currently expects to continue to pay comparable cash dividends in the future. Changes to the Company’s dividend policy will depend on the Company’s earnings, investment opportunities, capital requirements, financial condition, economic conditions and other factors considered relevant by the Company’s Board of Directors.

Company Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended December 31, 2015.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1, 2015 - October 31, 2015	3,967,846	$71.84	3,967,846	$1,217,725,604
November 1, 2015 - November 30, 2015	2,889,857	$70.53	2,889,857	$1,013,907,017
December 1, 2015 - December 31, 2015	1,689,538	$66.32	1,689,538	$901,864,472

Total	8,547,241	$70.31	8,547,241	$901,864,472

(1)	These amounts do not give effect to any fees, commissions or other costs associated with the share repurchases.
(2)

On February 10, 2016, the Company announced that its Board of Directors had authorized a total of $5.0 billion in share repurchases beginning January 1, 2016, including the approximately $902 million remaining at December 31, 2015 from the prior $5.0 billion authorization. Purchases under the stock repurchase program may be made, from time to time, on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. In the past, the Company has repurchased shares of its common stock pursuant to trading plans under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended, and it may repurchase shares of its common stock utilizing such trading plans in the future.

(3)

These amounts do not reflect the fees, commissions or other costs associated with the share repurchases or the authorization of an aggregate $5.0 billion in share repurchases announced in February 2016.

Item 6. Selected Financial Data.

The selected financial information of the Company for the five years ended December 31, 2015 is set forth at page 132 herein and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” at pages 38 through 70 herein is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the caption “Market Risk Management” at pages 66 through 68 herein is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data of the Company and the report of independent registered public accounting firm thereon set forth at pages 71 through 128, 135 through 143 and 130 herein, respectively, are incorporated herein by reference.

Quarterly Financial Information set forth at pages 133 through 134 herein is incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.	Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accounting Fees and Services.

Information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2016 Annual Meeting of Stockholders pursuant to Regulation 14A, except that (i) the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report and (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below.

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

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2015 about the Company’s outstanding equity compensation awards and shares of Common Stock reserved for future issuance under the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	36,299,786	$42.98	24,649,662
Equity compensation plans not approved by security holders	--	$--	--

Total(2)	36,299,786	$42.98	24,649,662

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

(2)

Column (a) includes 7,482,166 shares of Common Stock underlying outstanding restricted stock units (“RSUs”) and 1,075,398 shares of Common Stock underlying outstanding performance stock units (“PSUs”), assuming a maximum payout of 200% of the target number of PSUs at the end of the applicable performance period. Because there is no exercise price associated with RSUs or PSUs, these stock awards are not included in the weighted-average exercise price calculation presented in column (b).

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)-(2) Financial Statements and Schedules:

(i) The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page 37 herein is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this report.

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

Date: February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey L. Bewkes Jeffrey L. Bewkes	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	February 25, 2016

/s/ Howard M. Averill Howard M. Averill	Executive Vice President and Chief Financial Officer (principal financial officer)	February 25, 2016

/s/ Douglas E. Horne Douglas E. Horne	Senior Vice President & Controller (principal accounting officer)	February 25, 2016

/s/ James L. Barksdale James L. Barksdale	Director	February 25, 2016

/s/ William P. Barr William P. Barr	Director	February 25, 2016

/s/ Stephen F. Bollenbach Stephen F. Bollenbach	Director	February 25, 2016

Signature	Title	Date

/s/ Robert C. Clark Robert C. Clark	Director	February 25, 2016

/s/ Mathias Döpfner Mathias Döpfner	Director	February 25, 2016

/s/ Jessica P. Einhorn Jessica P. Einhorn	Director	February 25, 2016

/s/ Carlos M. Gutierrez Carlos M. Gutierrez	Director	February 25, 2016

/s/ Fred Hassan Fred Hassan	Director	February 25, 2016

/s/ Kenneth J. Novack Kenneth J. Novack	Director	February 25, 2016

/s/ Paul D. Wachter Paul D. Wachter	Director	February 25, 2016

/s/ Deborah C. Wright Deborah C. Wright	Director	February 25, 2016

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

•

Results of operations.    This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2015. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of transactions and other items that affect the comparability of the results being analyzed is provided.

•

Financial condition and liquidity.    This section provides an analysis of the Company’s cash flows for the three years ended December 31, 2015 and the Company’s outstanding debt and commitments as of December 31, 2015. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s ongoing operations and future commitments, as well as a discussion of other financing arrangements.

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

OVERVIEW

Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, Adult Swim, Cartoon Network, CNN, HBO, Cinemax, Warner Bros. and New Line Cinema. During the year ended December 31, 2015, the Company generated Revenues of $28.118 billion (up 3% from $27.359 billion in 2014), Operating Income of $6.865 billion (up 15% from $5.975 billion in 2014), Income from continuing operations of $3.795 billion (down 3% from $3.894 billion in 2014), Net Income attributable to Time Warner shareholders of $3.833 billion (essentially flat compared to $3.827 billion in 2014) and Cash provided by operations from continuing operations of $3.851 billion (up 5% from $3.681 billion in 2014). The Company’s results for the year ended December 31, 2014 were significantly impacted by the sale and leaseback of the Company’s space in Time Warner Center in January 2014, the reversal of certain tax reserves in connection with an audit settlement, restructuring and severance costs and programming impairments.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Time Warner Businesses

Time Warner classifies its operations into three reportable segments: Turner, Home Box Office and Warner Bros. For additional information regarding Time Warner’s segments, refer to Note 15, “Segment Information,” to the accompanying consolidated financial statements.

Turner.    Time Warner’s Turner segment consists of businesses managed by Turner Broadcasting System, Inc. (“Turner”). During the year ended December 31, 2015, the Turner segment recorded Revenues of $10.596 billion (37% of the Company’s total Revenues) and Operating Income of $4.087 billion.

Turner operates domestic and international television networks and related properties that offer entertainment, sports, kids and news programming on television and digital platforms for consumers around the world. The Turner networks and related properties include TNT, TBS, Adult Swim, truTV, Turner Classic Movies, Turner Sports, Cartoon Network, Boomerang, CNN and HLN. The Turner networks generate revenues principally from providing programming to affiliates that have contracted to receive and distribute this programming to subscribers, from the sale of advertising and from licensing its original programming, including to subscription-video-on-demand (“SVOD”) and other over-the-top (“OTT”) services, and its brands and characters for consumer products and other business ventures. Turner’s programming is available to audiences for viewing live and on demand across television, mobile devices and other digital platforms through services provided by affiliates and on Turner’s digital properties. Turner also owns and operates various digital media businesses, including Bleacher Report; the CNN digital properties, including CNN Go, CNN.com and CNNMoney.com; and other digital properties associated with its networks, all of which generate revenues principally from the sale of advertising and sponsorships. In addition, Turner manages and operates sports league digital properties in conjunction with associated television rights, such as NBA Digital and NCAA.com, which also generate revenues primarily from the sale of advertising and sponsorships.

Home Box Office.    Time Warner’s Home Box Office segment consists of businesses managed by Home Box Office, Inc. (“Home Box Office”). During the year ended December 31, 2015, the Home Box Office segment recorded Revenues of $5.615 billion (20% of the Company’s total Revenues) and Operating Income of $1.878 billion.

Home Box Office operates the HBO and Cinemax multi-channel premium pay television services, with the HBO service ranking as the most widely distributed multi-channel premium pay television service. HBO- and Cinemax-branded premium pay, basic tier television or streaming services are distributed in over 60 countries in Latin America, Asia and Europe. In April 2015, Home Box Office launched HBO NOW, a stand-alone premium streaming service available to consumers in the U.S. During 2015, the HBO and Cinemax services, including HBO NOW, increased domestic subscribers by approximately 2.7 million, and, as of December 31, 2015, the services had approximately 49 million domestic subscribers.

In the U.S., Home Box Office generates revenues principally from providing programming to affiliates that have contracted to receive and distribute such programming to their customers who subscribe to the HBO or Cinemax services. HBO and Cinemax programming is available in the U.S. to subscribers of affiliates for viewing on its main HBO and Cinemax channels and its multiplex channels, through Home Box Office’s on demand services, HBO On Demand and Cinemax On Demand, and through Home Box Office’s streaming video-on-demand services, HBO GO and MAX GO. HBO GO and MAX GO are available on a variety of digital platforms, including mobile devices, gaming consoles and Internet connected streaming devices and televisions. Home Box Office’s agreements with its domestic affiliates are typically long-term arrangements that provide for annual service fee increases and marketing support. While fees to Home Box Office under affiliate agreements are generally based on the number of subscribers served by the affiliates, the relationship between subscriber totals and the amount of revenues earned depends on the specific terms of the applicable agreement, which may include basic and/or pay television subscriber thresholds, volume discounts and other performance-based discounts. Most of the subscriber additions in 2015 did not generate revenues for Home Box Office in 2015 due to the terms of the affiliate agreements. Marketing and promotional activities intended to retain existing subscribers and acquire new subscribers may also impact revenue earned.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Home Box Office also derives subscription revenues from the distribution by international affiliates of country-specific HBO and Cinemax premium pay, basic tier television and streaming services to their local subscribers and direct-to-consumer streaming services. HBO GO is available to HBO premium pay television subscribers in a number of countries outside the U.S.

Additional sources of revenues for Home Box Office are (i) the home entertainment sales of its original programming, including Game of Thrones, True Blood, Boardwalk Empire and True Detective, via physical and digital formats and (ii) the licensing of its original programming to SVOD services and international television networks.

Warner Bros.    Time Warner’s Warner Bros. segment consists of businesses managed by Warner Bros. Entertainment Inc. (“Warner Bros.”) that principally produce and distribute television shows, feature films and videogames. During the year ended December 31, 2015, the Warner Bros. segment recorded Revenues of $12.992 billion (43% of the Company’s total Revenues) and Operating Income of $1.416 billion.

Warner Bros. is a leader in television production and distribution. For the 2015/2016 season, Warner Bros. has produced over 65 original series in the U.S., including (i) at least two series for each of the five broadcast networks (including 2 Broke Girls, Arrow, The Bachelor, The Big Bang Theory, Blindspot, DC’s Legends of Tomorrow, The Flash, Gotham, Lucifer, The Middle, Mike & Molly, Mom, Rush Hour, Supergirl, Supernatural, Vampire Diaries and The Voice), (ii) series for basic cable networks (including Major Crimes, Pretty Little Liars and Rizzoli & Isles), (iii) series for premium pay television services (including The Leftovers, Shameless and Westworld), (iv) series for SVOD services (including 11.22.63, Fuller House and Longmire), (v) series for first-run syndication (including The Ellen DeGeneres Show, Extra, The Real and TMZ) and (vi) animated series for Cartoon Network, Adult Swim and Disney XD (including Airline Earth, Be Cool, Scooby Doo!, Bunnicula, Mike Tyson Mysteries, Teen Titans Go! and Wabbit). Warner Bros. also licenses the rights to many of its U.S. original television series in international territories. Outside the U.S., Warner Bros. has a global network of production companies in 16 countries (located across Europe and South America and in Australia and New Zealand), which allows Warner Bros. to develop programming specifically tailored for the audiences in these territories. These local production companies also focus on developing non-scripted programs and formats that can be adapted and sold internationally and in the U.S. Television product revenues are generated principally from the licensing of programs to broadcast and cable television networks and premium pay television and SVOD services.

Warner Bros. is also a leader in the feature film industry and produces feature films under its Warner Bros. and New Line Cinema banners. The Warner Bros. segment’s theatrical product revenues are generated principally through rental fees from theatrical exhibition of feature films, including the following recently released films: Black Mass, Creed, Get Hard, The Intern, Mad Max: Fury Road, Magic Mike XXL, The Man from U.N.C.L.E., San Andreas and Vacation, and subsequently through licensing fees received from the distribution of films on premium pay television, broadcast and cable television networks and SVOD services.

Warner Bros. is a leader in the home entertainment and videogame industries. The segment also generates television and theatrical product revenues from the distribution of television and theatrical product in various physical and digital formats (e.g., electronic sell-through (“EST”) and video-on-demand). In addition, the segment generates revenues through the development and distribution of videogames, including the following recently released videogames: Batman: Arkham Knight, LEGO Dimensions and Mortal Kombat X. Warner Bros.’ television, film and videogame businesses benefit from a shared infrastructure, including shared production, distribution, marketing and administrative functions and resources.

The distribution and sale of home entertainment product in physical formats is one of the largest contributors to the segment’s revenues and profits. For the past several years, sales of home entertainment product in physical formats have declined as the home entertainment industry has been undergoing significant changes as it transitions from the physical distribution of film and television content via physical discs to the electronic delivery of such content. Several factors have contributed to this decline, including consumers shifting to SVOD and other OTT services and discount rental kiosks, which generate significantly less revenue per transaction for the Company than sales of home entertainment product in physical

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

formats; changing retailer initiatives and strategies (e.g., reduction of floor space devoted to home entertainment product in physical formats); retail store closures; increasing competition for consumer discretionary time and spending; and piracy. The electronic delivery of film and television content is growing and becoming more important to the Warner Bros. segment, which has helped to offset some of the decline in sales of home entertainment product in physical formats. During 2015, across the home entertainment industry, consumer spending on home entertainment product in physical formats continued to decline and consumer spending on electronic delivery continued to increase.

Television Industry

The television industry is continuing to evolve, with changes in technology, rapid growth in new video services, and a corresponding increase in overall video content consumption and shift in consumer viewing patterns. Consumers are watching an increasing amount of programming on-demand and across a wide variety of services and devices, including smartphones, tablets, PCs and internet-connected televisions. During 2014 and 2015, the number of multichannel video service subscribers in the U.S. declined slightly, and the Company expects further modest declines. To counteract this trend, some multichannel video service providers (“MVPDs”) are putting greater emphasis on selling smaller bundles of cable networks, resulting in higher subscriber declines for most individual networks than for multichannel video services in total.

At the same time, the penetration of broadband and internet-connected devices has grown and SVOD services such as Amazon Prime, Hulu and Netflix have continued to increase their number of subscribers. These SVOD services have been, and are expected to continue, making significant investments in acquired and original programming. In addition, ad-supported broadband video services such as those offered through YouTube and Facebook have continued to gain in popularity. Some television networks have launched SVOD and other OTT services that are available to consumers without a multichannel video service subscription.

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

To address these changes, the Company’s strategy over the past few years has focused on strengthening its position within the traditional TV ecosystem, enhancing the value of traditional pay television subscriptions for consumers, and pursuing new opportunities outside the traditional TV ecosystem. As part of this strategy, the Company plans to continue increasing its investment in high-quality distinctive programming to enhance the value of its networks. The Company is also working to enhance the value to consumers of the traditional MVPD bundle and capitalize on the shift in consumption habits in a number of ways, including by expanding the amount of its content that is available on demand and supporting the development of better user interfaces for on-demand multiplatform viewing. The Company is also pursuing a number of initiatives to capitalize on the new opportunities presented by these changes, including launching and investing in SVOD and other OTT services, as well as investing in short-form content production and digital-first news and entertainment networks. In addition, Turner has introduced new advertising products that provide greater data analytic tools and targeting capabilities to advertisers in order to more effectively compete with non-traditional outlets.

Recent Developments

Central European Media Enterprises Ltd.

2016 Transactions

On February 19, 2016, CME Media Enterprises B.V. (“CME BV”), a subsidiary of Central European Media Enterprises Ltd. (“CME”), entered into a credit agreement (the “2016 Credit Agreement”) with third-party financial institutions for an approximate €470 million senior unsecured term loan (the “2016 Term Loan”) that will be funded in April

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

2016 and matures on February 19, 2021. Time Warner has guaranteed CME BV’s obligations under the 2016 Credit Agreement for a fee equal to a rate based on CME’s net leverage, which initially is 10.5%, less the interest rate on the 2016 Term Loan, to be paid to Time Warner semi-annually. CME BV must pay a portion of the fee in cash and may, at CME BV’s option, pay the remainder in cash or in kind. In April 2016, CME will use cash on hand and the proceeds of the 2016 Term Loan to repay in their entirety both its Senior Secured Notes due 2017 (the “Senior Secured Notes”) and the term loan Time Warner provided CME in 2014 (the “TW Term Loan”), which also is due in 2017. Time Warner expects to receive approximately $485 million in connection with CME’s repayment of the Senior Secured Notes and the TW Term Loan. As consideration for assisting CME in refinancing its debt due in 2017, Time Warner will earn a fee equal to 1% of the aggregate principal amount of the 2016 Term Loan borrowed at funding. Prior to funding, CME BV will enter into unsecured interest rate hedge arrangements to protect against changes in the interest rate on the 2016 Term Loan during its term, and Time Warner will guarantee CME BV’s obligations under such arrangements.

In addition, on February 19, 2016, CME entered into an amendment to extend the maturity of its €251 million senior unsecured term loan obtained in 2014 from third-party financial institutions (the “2014 Term Loan”) from November 1, 2017 to November 1, 2018. Time Warner will continue to guarantee CME’s obligations under the 2014 Term Loan.

Time Warner and CME also agreed on February 19, 2016 to amend and restate the $115 million revolving credit facility Time Warner provided CME in 2014 to reduce the size of the facility to $50 million as of January 1, 2018 and to extend its term from 2017 to 2021. Amounts outstanding under the revolving credit facility bear interest at a rate based on CME’s net leverage. Beginning in April 2016, CME must pay a portion of the interest for each applicable quarterly interest period in cash and may, at CME’s option, pay the remainder in kind by adding such amount to the outstanding principal amount of the revolving credit facility. As of February 19, 2016, there were no amounts outstanding under the revolving credit facility.

The Company expects to record a pretax gain of approximately $90 million in the quarter ended June 30, 2016 based on the difference between the Company’s carrying value and the net proceeds it will receive in April 2016 in connection with the repayment of the Senior Secured Notes it holds and the TW Term Loan. Additionally, when recognizing CME’s results for the quarter ended June 30, 2016 under the equity method of accounting, the Company expects to record a pretax charge of approximately $150 million related to these transactions.

2015 Transaction

On September 30, 2015, CME entered into a credit agreement (the “2015 Credit Agreement”) with third-party financial institutions for a €235 million senior unsecured term loan (the “2015 Term Loan”) that was funded in November 2015 and matures on November 1, 2019. Time Warner has guaranteed CME’s obligations under the 2015 Credit Agreement for an annual fee equal to 8.5% less the interest rate on the 2015 Term Loan, to be paid to Time Warner semi-annually in cash or in kind at CME’s option. CME used the proceeds of the 2015 Term Loan to repay the $261 million aggregate principal amount of its 5.0% Senior Convertible Notes due 2015 (the “2015 Notes”) at maturity on November 15, 2015. As consideration for assisting CME in refinancing the 2015 Notes, Time Warner also earned a commitment fee of $9 million, which will accrue interest at a rate of 8.5%. In November 2015, CME entered into unsecured interest rate hedge arrangements to protect against changes in the interest rate on the 2015 Term Loan during its term. Time Warner has guaranteed CME’s obligations under the hedge arrangements.

Fandango

On February 17, 2016, Warner Bros. and NBCUniversal Media LLC (“NBCUniversal”) entered into an agreement under which Warner Bros. agreed to sell its Flixster business in exchange for a 25% interest in Fandango Media, LLC, a subsidiary of NBCUniversal (“Fandango”). In connection with the transaction, Warner Bros. also agreed to pay Fandango approximately $25 million, reflecting its proportionate share of certain acquisitions completed by Fandango between November 2015 and January 2016. The transaction, which is subject to customary closing conditions, is expected to be completed early in the second quarter of 2016. Upon the closing of the transaction, Warner Bros. expects to recognize a pre-tax gain of between $85 million and $95 million, based on the estimated carrying value of the net assets transferred to Fandango.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Programming Impairments

During 2015, Turner conducted a strategic evaluation of its programming, and, as a result of such evaluation, decided to no longer air certain programming, which consisted primarily of licensed programming. In connection with that decision, the Turner segment incurred $131 million of programming impairments, which were partially offset by $2 million of intersegment eliminations primarily related to programming licensed by the Warner Bros. segment to the Turner segment. Such charges have been classified as Costs of revenues in the accompanying Consolidated Statement of Operations.

iStreamPlanet

In August 2015, Turner acquired a majority ownership interest in iStreamPlanet Co., LLC (“iStreamPlanet”), a provider of streaming and cloud-based video and technology services, for $148 million, net of cash acquired. As a result of Turner’s acquisition of the additional interests in iStreamPlanet, Turner recorded a $3 million gain on a previously held investment accounted for under the cost method and began consolidating iStreamPlanet in the third quarter of 2015. In connection with the acquisition, $29 million of Redeemable noncontrolling interest was recorded in the accompanying Consolidated Balance Sheet.

2015 Debt Offerings

During 2015, Time Warner issued $3.0 billion and €700 million aggregate principal amount of debt securities in three separate offerings under its shelf registration statement. The Company used a portion of the net proceeds from the first offering to retire at maturity the $1.0 billion aggregate principal amount outstanding of its 3.15% Notes due July 15, 2015. See “Financial Condition and Liquidity – Outstanding Debt and Other Financing Arrangements” for further information.

Debt Tender Offer and Redemption

In June 2015, Time Warner purchased $687 million aggregate principal amount of the $1.0 billion aggregate principal amount outstanding of its 5.875% Notes due 2016 (the “2016 Notes”) through a tender offer. In August 2015, the Company redeemed the $313 million aggregate principal amount of the 2016 Notes that remained outstanding following the tender offer. The premiums paid and costs incurred in connection with this purchase and redemption were $71 million for the year ended December 31, 2015 and were recorded in Other loss, net in the accompanying Consolidated Statement of Operations. See “Financial Condition and Liquidity – Outstanding Debt and Other Financing Arrangements” for further information.

Revolving Credit Facilities Maturity Date Extension

On December 18, 2015, Time Warner amended its $5.0 billion of senior unsecured credit facilities (the “Revolving Credit Facilities”), which consist of two $2.5 billion revolving credit facilities, to extend the maturity dates of both facilities from December 18, 2019 to December 18, 2020. See “Financial Condition and Liquidity – Outstanding Debt and Other Financing Arrangements” for more information.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

On February 10, 2015, Venezuelan government officials announced changes to Venezuela’s foreign currency exchange system. Those changes included the elimination of the SICAD 2 exchange due to the merger of the SICAD 1 and SICAD 2 exchanges into a single SICAD exchange as well as the creation of the Simadi exchange, which is a new free market foreign currency exchange. On their initial date of activity, the exchange rates published by the Central Bank of Venezuela were 12 VEF to each U.S. Dollar for the SICAD exchange and 170 VEF to each U.S. Dollar for the Simadi exchange. Given the restrictions associated with the official government rate and the SICAD exchange, starting on February 10, 2015, the Company began to use the Simadi exchange rate to remeasure its VEF-denominated transactions and balances and recognized a pretax foreign exchange loss of $22 million in the Consolidated Statement of Operations during the year ended December 31, 2015. As of December 31, 2014, the Company used the SICAD 2 exchange rate to remeasure its VEF-denominated monetary assets, and, for the year ended December 31, 2014, recognized a pre-tax foreign exchange loss of $173 million in the accompanying Consolidated Statement of Operations.

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

Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by transactions and certain other items in each period as follows (millions):

	Year Ended December 31,
	2015	2014	2013
Asset impairments	$(25)	$(69)	$(61)
Gain (loss) on operating assets, net	(1)	464	129
Venezuelan foreign currency loss	(22)	(173)	—
Other	(10)	(80)	5

Impact on Operating Income	(58)	142	73
Investment gains (losses), net	(31)	30	61
Amounts related to the separation of Time Warner Cable Inc.	(8)	(11)	3
Amounts related to the disposition of Warner Music Group	—	2	(1)
Amounts related to the separation of Time Inc.	(9)	3	—
Premiums paid and costs incurred on debt redemption	(72)	—	—
Items affecting comparability relating to equity method investments	(27)	(97)	(30)

Pretax impact	(205)	69	106
Income tax impact of above items	57	165	(59)

Impact of items affecting comparability on income from continuing operations attributable to Time Warner Inc. shareholders	$(148)	$234	$47

In addition to the items affecting comparability described above, the Company incurred Restructuring and severance costs of $60 million, $512 million and $183 million for the years ended December 31, 2015, 2014 and 2013, respectively. For the years ended December 31, 2015 and 2014, the Turner segment incurred programming impairments of $131 million and $526 million, respectively, which were partially offset by intersegment eliminations of $2 million and $138 million, respectively. For further discussion of Restructuring and severance costs and the programming impairments, see “Overview,” “Consolidated Results” and “Business Segment Results.”

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Asset Impairments

During the year ended December 31, 2015, the Company recognized asset impairments of $15 million at Corporate primarily related to an asset held for disposal and certain internally developed software, $7 million at Warner Bros. primarily related to certain internally developed software and $3 million at the Turner segment related to miscellaneous assets.

During the year ended December 31, 2014, the Company recognized asset impairments of $17 million at the Turner segment related to miscellaneous assets; $4 million at the Home Box Office segment related to an international tradename; and $41 million at the Warner Bros. segment, including $12 million related to a tradename, and the remaining amount primarily related to various fixed assets and certain internally developed software; and $7 million at Corporate related to certain internally developed software.

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

Gain (Loss) on Operating Assets, Net

For the year ended December 31, 2015, the Company recognized losses on operating assets of $1 million at the Warner Bros. segment.

For the year ended December 31, 2014, the Company recognized net gains on operating assets of $464 million, including $16 million of net gains at the Turner segment, consisting of a $13 million gain related to the sale of Zite, Inc., a news content aggregation and recommendation platform, a $4 million gain related to the sale of certain fixed assets, a $3 million loss related to the shutdown of a business and a $2 million gain primarily related to the sale of a building in South America; a $7 million gain at the Warner Bros. segment primarily related to the sale of certain fixed assets; and a $441 million gain at Corporate in connection with the sale and leaseback of the Company’s space in Time Warner Center.

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

Venezuelan Foreign Currency Loss

For the year ended December 31, 2015, the Company recognized a pretax foreign exchange loss of $22 million, consisting of $17 million at the Turner segment and $5 million at the Warner Bros. segment, related to a change in the foreign currency exchange rate used by the Company for remeasuring its Venezuelan net monetary assets from the SICAD 2 rate to the Simadi rate. See “Recent Developments” for more information.

For the year ended December 31, 2014, the Company recognized a pretax foreign exchange loss of $173 million, consisting of $137 million at the Turner segment and $36 million at the Warner Bros. segment, related to a change in the foreign currency exchange rate used by the Company for remeasuring its Venezuelan net monetary assets from the official rate to the SICAD 2 exchange rate.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

The Venezuelan foreign currency losses are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Other

Other reflects external costs related to mergers, acquisitions or dispositions of $10 million, $80 million and $33 million for the years ended December 31, 2015, 2014 and 2013, respectively. External costs related to mergers, acquisitions or dispositions for the year ended December 31, 2015 consisted of $3 million at the Turner segment, $6 million at the Warner Bros. segment and $1 million at Corporate. External costs related to mergers, acquisitions or dispositions for the year ended December 31, 2014 consisted of $14 million at the Turner segment primarily related to exit costs in connection with the shutdown of CNN Latino, $19 million at the Warner Bros. segment primarily related to the acquisition of the operations outside the U.S. of Eyeworks Group and $47 million at Corporate primarily related to the legal and structural separation of the Company’s former Time Inc. segment from the Company (the “Time Separation”). External costs related to mergers, acquisitions or dispositions for the year ended December 31, 2013 were primarily related to the Time Separation.

For the year ended December 31, 2013, other includes a gain of $38 million related to the curtailment of post-retirement benefits (the “Curtailment”).

External costs related to mergers, acquisitions or dispositions and the gain related to the Curtailment are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Investment Gains (Losses), Net

For the year ended December 31, 2015, the Company recognized $31 million of net investment losses, consisting of $63 million of net losses related to fair value adjustments on warrants to purchase common stock of CME held by the Company and $32 million of net miscellaneous investment gains.

For the year ended December 31, 2014, the Company recognized $30 million of net investment gains, consisting of $29 million of gains related to fair value adjustments on warrants to purchase common stock of CME held by the Company and $1 million of net miscellaneous investment gains.

For the year ended December 31, 2013, the Company recognized $61 million of net investment gains, consisting of a $65 million gain on the sale of the Company’s investment in a theater venture in Japan, which included a $10 million gain related to a foreign currency contract, $6 million of net miscellaneous investment losses and a noncash gain of $2 million associated with an option to acquire securities that was terminated during the third quarter of 2013.

Amounts Related to the Separation of Time Warner Cable Inc.

For the years ended December 31, 2015, 2014 and 2013, the Company recognized losses of $4 million, $10 million and $7 million, respectively, related to changes in the value of a Time Warner Cable Inc. (“TWC”) tax indemnification receivable, which has been reflected in Other loss, net in the accompanying Consolidated Statement of Operations. For the year ended December 31, 2015, the Company also recognized a loss of $4 million related to payments made to TWC in accordance with a tax sharing arrangement. For the years ended December 31, 2014 and 2013, the Company also recognized a loss of $1 million and income of $10 million, respectively, related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by TWC employees, which has also been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Amounts Related to the Disposition of Warner Music Group

For the years ended December 31, 2014 and 2013, the Company recognized income of $2 million and a loss of $1 million, respectively, primarily related to a tax indemnification obligation associated with the disposition of Warner Music

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Group (“WMG”) in 2004. These amounts have been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Amounts Related to the Time Separation

For the year ended December 31, 2015, the Company recognized a loss of $9 million primarily reflecting pension and other retirement benefits related to employees and former employees of Time Inc. For the year ended December 31, 2014, the Company recognized income of $3 million related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by certain Time Inc. employees. These amounts have been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Premiums Paid and Costs Incurred on Debt Redemption

For the year ended December 31, 2015, the Company recognized $72 million of premiums paid and costs incurred principally to retire its 2016 Notes through a tender offer and redemption. This amount has been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Items Affecting Comparability Relating to Equity Method Investments

For the year ended December 31, 2015, the Company recognized $18 million related to asset impairments recorded by an equity method investee, $8 million related to net losses from discontinued operations recorded by an equity method investee and $1 million related to expenses recorded by an equity method investee related to government investigations. For the year ended December 31, 2014, the Company recognized $70 million related to losses from discontinued operations recorded by an equity method investee and $27 million related to a loss on the extinguishment of debt recorded by an equity method investee. For the year ended December 31, 2013, the Company recognized $18 million related to noncash impairments recorded by an equity method investee and $12 million related to a noncash loss on the extinguishment of debt recorded by the equity method investee. These amounts have been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Income Tax Impact

The income tax impact reflects the estimated tax provision or tax benefit associated with each item affecting comparability. The estimated tax provision or tax benefit can vary based on certain factors, including the taxability or deductibility of the items and foreign tax on certain items. The income tax provision on the gain on the sale and leaseback of the Company’s space in Time Warner Center in 2014 was offset by the utilization of tax attributes.

Consolidated Results

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying Consolidated Statement of Operations.

Revenues.  The components of Revenues are as follows (millions):

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Turner	$10,596	$10,396	$9,983	2%	4%
Home Box Office	5,615	5,398	4,890	4%	10%
Warner Bros.	12,992	12,526	12,312	4%	2%
Intersegment eliminations	(1,085)	(961)	(724)	13%	33%

Total revenues	$28,118	$27,359	$26,461	3%	3%

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

For the year ended December 31, 2015, Revenues at the Turner segment increased primarily driven by higher Content and other and Advertising revenues. Revenues at the Home Box Office segment increased for the year ended December 31, 2015 due to higher Subscription and Content and other revenues. For the year ended December 31, 2015, Revenues at the Warner Bros. segment increased driven by higher Videogames and other revenues as well as higher Television product revenues, partly offset by lower Theatrical product revenues. The strengthening of the U.S. Dollar during 2015 relative to foreign currencies to which the Company is exposed negatively impacted the Company’s Revenues by approximately $1.1 billion for the year ended December 31, 2015, consisting of approximately $685 million, $340 million and $30 million at the Warner Bros., Turner and Home Box Office segments, respectively. If the foreign exchange rates relative to the U.S. Dollar remain at the levels they were at as of December 31, 2015 or if the U.S. Dollar strengthens further in 2016 relative to the foreign currencies to which the Company is exposed, the Company’s Revenues will be negatively affected.

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

Costs of Revenues.  Costs of revenues were $16.154 billion, $15.875 billion and $14.935 billion for the years ended December 31, 2015, 2014 and 2013, respectively. The increase for the year ended December 31, 2015 reflected increases at the Warner Bros. and Home Box Office segments, partially offset by a decrease at the Turner segment. The increase for the year ended December 31, 2014 reflected increases across all of the segments.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $4.824 billion, $5.190 billion and $4.934 billion for the years ended December 31, 2015, 2014 and 2013, respectively. The decrease for the year ended December 31, 2015 reflected decreases at Corporate and the Turner and Warner Bros. segments, partially offset by an increase at the Home Box Office segment. In addition, for the year ended December 31, 2015, Selling, general and administrative expenses included a $22 million foreign currency charge related to the remeasurement of the Company’s net monetary assets denominated in Venezuelan currency resulting from a change in the foreign exchange rated used by the Company from the SICAD 2 exchange rate to the Simadi exchange rate. See “Recent Developments” for more information. The increase for the year ended December 31, 2014 primarily related to increases at the Turner segment and Corporate. In addition, for the year ended December 31, 2014, Selling, general and administrative expenses included a $173 million foreign currency charge related to the remeasurement of the Company’s net monetary assets denominated in Venezuelan currency resulting from a change in the foreign currency exchange rate used by the Company from the official rate to the SICAD 2 exchange rate. See “Recent Developments” for more information.

Included in Costs of revenues and Selling, general and administrative expenses was depreciation expense of $492 million, $531 million and $550 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Amortization Expense.  Amortization expense was $189 million, $202 million and $209 million for the years ended December 31, 2015, 2014 and 2013, respectively.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Restructuring and Severance Costs.  For the years ended December 31, 2015, 2014 and 2013, the Company incurred Restructuring and severance costs primarily related to employee terminations and other exit activities. Restructuring and severance costs are as follows (millions):

	Year Ended December 31,
	2015	2014	2013
Turner	$58	$249	$93
Home Box Office	—	63	39
Warner Bros.	1	169	49
Corporate	1	31	2

Total restructuring and severance costs	$60	$512	$183

The total number of employees terminated across the segments for the years ended December 31, 2015, 2014 and 2013 was approximately 700, 4,000 and 1,000, respectively.

Operating Income.  Operating Income was $6.865 billion, $5.975 billion and $6.268 billion for the years ended December 31, 2015, 2014 and 2013, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $58 million of expense, $142 million of income and $73 million of income for the years ended December 31, 2015, 2014 and 2013, respectively, Operating Income increased $1.090 billion and decreased $362 million in 2015 and 2014, respectively. Operating Income increased in 2015, despite the unfavorable impact of foreign currency exchange rates of approximately $480 million, reflecting increases at all of the segments and Corporate. The decrease in 2014 reflected decreases at the Turner and Warner Bros. segments and Corporate, partially offset by an increase at Home Box Office. The segment variations are discussed under “Business Segment Results.” If the foreign exchange rates relative to the U.S. Dollar remain at the levels they were at as of December 31, 2015 or if the U.S. Dollar strengthens further in 2016 relative to the foreign currencies to which the Company is exposed, the Company’s Operating Income will be negatively affected.

Interest Expense, Net.  Interest expense, net detail is shown in the table below (millions):

	Year Ended December 31,
	2015	2014	2013
Interest expense	$(1,382)	$(1,353)	$(1,281)
Interest income	219	184	92

Total interest expense, net	$(1,163)	$(1,169)	$(1,189)

The increase in interest expense for the year ended December 31, 2015 was primarily due to higher average debt balances, partially offset by lower average interest rates. The increase in interest income for the year ended December 31, 2015 was primarily related to noncash interest income accretion related to the CME transactions completed in 2014, partially offset by the recognition of interest income during the year ended December 31, 2014 on a note receivable that was collected in March 2014.

The increase in interest expense for the year ended December 31, 2014 was due to higher average debt balances, partially offset by lower average interest rates. The increase in interest income for the year ended December 31, 2014 was mainly related to a note receivable that was collected in March 2014 and the CME transactions completed in the second quarter of 2014.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Other Loss, Net.  Other loss, net detail is shown in the table below (millions):

	Year Ended December 31,
	2015	2014	2013
Investment gains (losses), net	$(31)	$30	$61
Amounts related to the separation of TWC	(8)	(11)	3
Amounts related to the disposition of WMG	—	2	(1)
Amounts related to the separation of Time Inc.	(9)	3	—
Premiums paid and costs incurred on debt redemption	(72)	—	—
Items affecting comparability relating to equity method investments	(27)	(97)	(30)
Loss from equity method investees	(96)	(56)	(120)
Other, net	(13)	2	(24)

Other loss, net	$(256)	$(127)	$(111)

Investment gains (losses), net, amounts related to the separation of TWC, amounts related to the disposition of WMG, amounts related to the separation of Time Inc., premiums paid and costs incurred on debt redemption and items affecting comparability relating to equity method investments are discussed under “Transactions and Other Items Affecting Comparability.”

The remaining changes in Other loss, net for the year ended December 31, 2015 included higher net losses from equity method investees, which included the unfavorable impact of foreign exchange rates of approximately $70 million for the year ended December 31, 2015. The remaining changes in Other loss, net for the year ended December 31, 2014 included lower net losses from equity method investees.

Income Tax Provision.    Income tax provision was $1.651 billion, $785 million and $1.614 billion for the years ended December 31, 2015, 2014 and 2013, respectively. The Company’s effective tax rate was 30%, 17% and 32% for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in the effective tax rate in 2015 and the decrease in the effective tax rate in 2014 was primarily due to the recognition of a tax benefit attributable to the reversal of tax reserves in connection with a Federal tax settlement in 2014. In addition, the 2015 effective tax rate benefited from a higher percentage of earnings from non-U.S. entities.

Income from Continuing Operations.    Income from continuing operations was $3.795 billion, $3.894 billion and $3.354 billion for the years ended December 31, 2015, 2014 and 2013, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $148 million of expense, $234 million of income and $47 million of income for the years ended December 31, 2015, 2014 and 2013, respectively, Income from continuing operations increased $283 million and $353 million in 2015 and 2014, respectively. The increase in 2015 reflected higher Operating Income, partially offset by higher income tax expense. The increase in 2014 primarily reflected lower income tax expense, partially offset by lower Operating Income. Basic and diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders were $4.64 and $4.58, respectively, for the year ended December 31, 2015, $4.49 and $4.41, respectively, for the year ended December 31, 2014 and $3.63 and $3.56, respectively, for the year ended December 31, 2013.

Discontinued Operations, Net of Tax.    Discontinued operations, net of tax was $37 million of income, $67 million of loss and $337 million of income for the years ended December 31, 2015, 2014 and 2013, respectively. Basic and diluted income per common share from discontinued operations attributable to Time Warner Inc. common shareholders were $0.05 and $0.04, respectively, for the year ended December 31, 2015. Both basic and diluted loss per common share from discontinued operations attributable to Time Warner Inc. common shareholders were $0.07 for the year ended December 31, 2014. Both basic and diluted income per common share from discontinued operations attributable to Time Warner Inc. common shareholders were $0.36 for the year ended December 31, 2013.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Net Income Attributable to Time Warner Inc. Shareholders.    Net income attributable to Time Warner Inc. shareholders was $3.833 billion, $3.827 billion and $3.691 billion for the years ended December 31, 2015, 2014 and 2013, respectively. Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders were $4.69 and $4.62, respectively, for the year ended December 31, 2015, $4.42 and $4.34, respectively, for the year ended December 31, 2014 and $3.99 and $3.92, respectively, for the year ended December 31, 2013.

Business Segment Results

Turner. Revenues and Operating Income of the Turner segment for the years ended December 31, 2015, 2014 and 2013 are as follows (millions):

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenues:
Subscription	$5,306	$5,263	$4,896	1%	7%
Advertising	4,637	4,568	4,534	2%	1%
Content and other	653	565	553	16%	2%

Total revenues	10,596	10,396	9,983	2%	4%
Costs of revenues (a)	(4,608)	(5,102)	(4,382)	(10)%	16%
Selling, general and administrative (a)	(1,614)	(1,728)	(1,725)	(7)%	—%
Gain on operating assets	—	16	2	NM	NM
Asset impairments	(3)	(17)	(47)	(82)%	(64)%
Venezuelan foreign currency loss	(17)	(137)	—	(88)%	NM
Restructuring and severance costs	(58)	(249)	(93)	(77)%	168%
Depreciation	(193)	(209)	(231)	(8)%	(10)%
Amortization	(16)	(16)	(21)	—%	(24)%

Operating Income	$4,087	$2,954	$3,486	38%	(15)%

(a)    Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The components of Costs of revenues for the Turner segment are as follows (millions):

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Programming costs:
Originals and sports	$3,001	$3,069	$2,647	(2)%	16%
Acquired films and syndicated series	806	1,213	946	(34)%	28%

Total programming costs	3,807	4,282	3,593	(11)%	19%
Other direct operating costs	801	820	789	(2)%	4%

Costs of revenues (a)	$4,608	$5,102	$4,382	(10)%	16%

(a) Costs	of revenues exclude depreciation.

2015 vs. 2014

The increase in Subscription revenues for the year ended December 31, 2015 reflected higher domestic revenues of $142 million primarily due to higher rates, partially offset by lower subscribers, and lower international revenues of

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

$99 million due to the unfavorable impact of foreign exchange rates of approximately $185 million, partially offset by growth mainly in Latin America.

The increase in Advertising revenues for the year ended December 31, 2015 reflected domestic growth of $116 million, mainly driven by Turner’s domestic news business and the 2015 National Collegiate Athletic Association Division I Men’s Basketball Championship tournament (the “NCAA Tournament”), partially offset by lower audience delivery at certain of its entertainment networks and the absence of Advertising revenues in 2015 associated with NASCAR television programming. International advertising revenues decreased $47 million as growth was more than offset by the unfavorable impact of foreign exchange rates of approximately $125 million.

The increase in Content and other revenues for the year ended December 31, 2015 was primarily due to higher license fees from SVOD services.

For the year ended December 31, 2015, Costs of revenues decreased primarily due to lower programming impairment charges. Programming impairment charges related to Turner’s decision to no longer air certain programming were $131 million and $526 million for the years ended December 31, 2015 and 2014, respectively. Excluding the programming impairment charges, programming costs declined primarily due to lower acquired films and syndicated series costs as a result of the abandonment of certain programming in 2014 and the absence of costs in 2015 associated with NASCAR, partially offset by higher costs associated with airing the Major League Baseball playoffs.

For the year ended December 31, 2015, Selling, general and administrative expenses decreased primarily due to operational efficiency initiatives, including the 2014 restructuring activities described below and lower marketing expenses of $50 million, partially offset by the absence in the current period of the reversal in 2014 of a $20 million accrued contingency.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments, Gain on operating assets, Venezuelan foreign currency loss and external costs related to mergers, acquisitions and dispositions for the year ended December 31, 2015 and 2014, which affected the comparability of the Turner segment’s results.

The results for the years ended December 31, 2015 and 2014 included Restructuring and severance costs of $58 million and $249 million, respectively, primarily related to headcount reductions in connection with restructuring activities designed to position the Company for the current operating environment and reallocate resources to the Company’s growth initiatives.

The increase in Operating Income for the year ended December 31, 2015 was primarily due to lower Costs of revenues, higher Revenues, lower Restructuring and severance costs, a decrease in Venezuela foreign currency losses and lower Selling, general and administrative expenses.

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

For the year ended December 31, 2014, Costs of revenues increased primarily due to programming charges of $526 million related to Turner’s decision following its strategic evaluation of its programming to no longer air certain

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

programming. Excluding these charges, programming costs increased primarily due to higher originals and sports programming costs reflecting higher costs related to both the 2014 NCAA Tournament and the first year of a new agreement with Major League Baseball.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments, Gain on operating assets, Venezuelan foreign currency loss and external costs related to mergers, acquisitions and dispositions for the year ended December 31, 2014 and 2013, which affected the comparability of the Turner segment’s results.

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

Home Box Office.  Revenues and Operating Income of the Home Box Office segment for the years ended December 31, 2015, 2014 and 2013 are as follows (millions):

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenues:
Subscription	$4,748	$4,578	$4,231	4%	8%
Content and other	867	820	659	6%	24%

Total revenues	5,615	5,398	4,890	4%	10%
Costs of revenues (a)	(2,811)	(2,708)	(2,368)	4%	14%
Selling, general and administrative (a)	(831)	(746)	(705)	11%	6%
Gain on operating assets	—	—	113	NM	NM
Asset impairments	—	(4)	—	NM	NM
Restructuring and severance costs	—	(63)	(39)	NM	62%
Depreciation	(81)	(77)	(91)	5%	(15)%
Amortization	(14)	(14)	(9)	—%	56%

Operating Income	$1,878	$1,786	$1,791	5%	—%

(a)    Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The components of Costs of revenues for the Home Box Office segment are as follows (millions):

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Programming costs:
Acquired films and syndicated series	$1,003	$1,007	$894	—%	13%
Originals and sports	1,032	960	856	8%	12%

Total programming costs	2,035	1,967	1,750	3%	12%
Other direct operating costs	776	741	618	5%	20%

Costs of revenues (a)	$2,811	$2,708	$2,368	4%	14%

(a)    Costs of revenues exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

2015 vs. 2014

The increase in Subscription revenues for the year ended December 31, 2015 was primarily due to higher domestic subscription revenues of $195 million driven mainly by higher contractual rates. International subscription revenues for the year ended December 31, 2015 decreased $25 million mainly due to the transfer to Turner of the operation and certain contracts of an HBO-branded basic tier television service in India and the unfavorable impact of foreign exchange rates of approximately $15 million, partially offset by growth from international subscribers.

The increase in Content and other revenues for the year ended December 31, 2015 was primarily due to higher television licensing revenues from original programming of $91 million, which included the negative impact of foreign exchange rates of approximately $15 million, partially offset by lower home entertainment revenues of $62 million.

The increase in Costs of revenues for the year ended December 31, 2015 reflected higher originals and sports programming costs and higher other direct operating costs. The increase in originals and sports programming costs for the year ended December 31, 2015 was primarily due to higher programming impairments and higher costs for original series. The increase in other direct operating costs for the year ended December 31, 2015 was mainly due to costs associated with HBO NOW.

For the year ended December 31, 2015, Selling, general and administrative expenses increased primarily due to higher marketing expenses related to HBO NOW.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments for the year ended December 31, 2014, which affected the comparability of the Home Box Office segment’s results.

The increase in Operating Income for the year ended December 31, 2015 was primarily due to higher revenues and lower Restructuring and severance costs, partially offset by higher Costs of revenues and Selling, general and administrative expenses.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

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

Warner Bros.  Revenues and Operating Income of the Warner Bros. segment for the years ended December 31, 2015, 2014 and 2013 are as follows (millions):

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenues:
Theatrical product	$5,143	$5,839	$6,119	(12)%	(5)%
Television product	5,635	5,099	4,690	11%	9%
Videogames and other	2,214	1,588	1,503	39%	6%

Total revenues	12,992	12,526	12,312	4%	2%
Costs of revenues (a)	(9,419)	(8,906)	(8,674)	6%	3%
Selling, general and administrative (a)	(1,787)	(1,832)	(1,885)	(2)%	(3)%
Gain (loss) on operating assets	(1)	7	6	(114)%	17%
Asset impairments	(7)	(41)	(7)	(83)%	NM
Venezuelan foreign currency loss	(5)	(36)	—	(86)%	NM
Restructuring and severance costs	(1)	(169)	(49)	(99)%	245%
Depreciation	(197)	(218)	(200)	(10)%	9%
Amortization	(159)	(172)	(179)	(8)%	(4)%

Operating Income	$1,416	$1,159	$1,324	22%	(12)%

(a)    Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The components of theatrical product revenues (which is content made available for initial exhibition in theaters) and television product revenues (which is content made available for initial airing on television) for the years ended December 31, 2015, 2014 and 2013 are as follows (millions):

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Theatrical product:
Film rentals	$1,578	$1,969	$2,158	(20)%	(9)%
Home video and electronic delivery	1,717	1,913	2,118	(10)%	(10)%
Television licensing	1,579	1,686	1,652	(6)%	2%
Consumer products and other	269	271	191	(1)%	42%

Total theatrical product	$5,143	$5,839	$6,119	(12)%	(5)%

Television product:
Television licensing	4,650	4,121	3,628	13%	14%
Home video and electronic delivery	529	584	719	(9)%	(19)%
Consumer products and other	456	394	343	16%	15%

Total television product	$5,635	$5,099	$4,690	11%	9%

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

The components of Costs of revenues for the Warner Bros. segment are as follows (millions):

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Film and television production costs	$6,152	$5,924	$5,620	4%	5%
Print and advertising costs	1,989	1,907	1,935	4%	(1)%
Other costs, including merchandise and related costs	1,278	1,075	1,119	19%	(4)%

Costs of revenues (a)	$9,419	$8,906	$8,674	6%	3%

(a)    Costs of revenues exclude depreciation.

2015 vs. 2014

The increase in Revenues for the year ended December 31, 2015 included the net unfavorable impact of foreign exchange rates of approximately $685 million.

Theatrical product revenues from film rentals decreased for the year ended December 31, 2015, reflecting lower revenues of $560 million from theatrical films released during 2015 compared to 2014, partially offset by higher carryover revenues of $169 million from prior period releases. The Company released 24 and 22 theatrical films in 2015 and 2014, respectively.

For the year ended December 31, 2015, theatrical product revenues from home video and electronic delivery decreased primarily due to lower revenues from prior period releases, including catalog titles. There were 24 and 18 home video and electronic delivery releases in 2015 and 2014, respectively.

The decrease in theatrical product revenues from television licensing for the year ended December 31, 2015 was primarily due to the timing and mix of availabilities.

Television product revenues from television licensing for the year ended December 31, 2015 increased due to higher syndication revenues (including higher license fees from SVOD services), partially offset by lower initial telecast revenues.

The decrease in television product revenues from home video and electronic delivery for the year ended December 31, 2015 was primarily due to continued declines in sales of home entertainment product in physical formats, partially offset by growth in EST.

Television product revenues from consumer products and other increased for the year ended December 31, 2015 primarily due to an increase in the production of television series by Warner Bros. on behalf of third parties.

Videogames and other revenues increased for the year ended December 31, 2015 primarily due to higher revenues of $706 million from videogames released during 2015 compared to 2014, partially offset by lower carryover revenues of $54 million from prior period releases. The Company released 14 and eight videogames in 2015 and 2014, respectively. In addition, the increase in videogames and other revenues for the year ended December 31, 2015 was partially offset by lower patent license revenues.

Included in film and television production costs are production costs related to videogames, as well as theatrical film and videogame valuation adjustments resulting primarily from revisions to estimates of ultimate revenue and/or costs for certain theatrical films and videogames. Theatrical film valuation adjustments for the year ended December 31, 2015 and 2014 were $80 million and $86 million, respectively. Videogame valuation adjustments for the year ended December 31, 2015 and 2014 were $17 million and $51 million, respectively. The increase in film and television production costs and print

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

and advertising costs for the year ended December 31, 2015 was primarily due to the mix of product released. Other costs, including merchandise and related costs increased for the year ended December 31, 2015 primarily due to higher distribution costs associated with videogame sales.

Selling, general and administrative expenses decreased for the year ended December 31, 2015 primarily due to the favorable impact of foreign exchange rates of approximately $80 million, lower distribution expenses of $23 million and lower employee expenses of $18 million, partially offset by higher bad debt expense of $80 million primarily related to international television operations.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments, Gain (loss) on operating assets, Venezuelan foreign currency loss and external costs related to mergers, acquisitions and dispositions for the years ended December 31, 2015 and 2014, which affected the comparability of the Warner Bros. segment’s results.

The increase in Operating Income for the year ended December 31, 2015 was primarily due to higher revenues, lower Restructuring and severance costs, lower Selling, general and administrative expenses, lower Asset impairments and lower Venezuelan foreign currency losses, partially offset by higher Costs of revenues.

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

The decrease in television product revenues from home video and electronic delivery for the year ended December 31, 2014 was primarily due to continued declines in sales of home entertainment product in physical formats.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

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

Corporate.    Operating Loss at Corporate for the years ended December 31, 2015, 2014 and 2013 was as follows (millions):

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Selling, general and administrative (a)	$(330)	$(449)	$(403)	(27)%	11%
Curtailment	—	—	38	NM	NM
Gain on operating assets	—	441	8	NM	NM
Asset impairments	(15)	(7)	(7)	114%	—%
Restructuring and severance costs	(1)	(31)	(2)	(97)%	NM
Depreciation	(21)	(27)	(28)	(22)%	(4)%

Operating Loss	$(367)	$(73)	$(394)	NM	(81)%

(a)    Selling, general and administrative expenses exclude depreciation.

2015 vs. 2014

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments, Gain on operating assets and external costs related to mergers, acquisitions and dispositions for the years ended December 31, 2015 and 2014, which affected the comparability of Corporate’s results.

Excluding the $441 million Gain on Operating assets during the year ended December 31, 2014, Operating Loss for the year ended December 31, 2015 decreased primarily due to lower external costs related to mergers, acquisitions and dispositions of $46 million, lower equity based compensation expense of $46 million, which mainly reflected lower expenses for performance stock units due to a decrease in the Company’s stock price, lower Restructuring and severance costs as well as lower costs related to enterprise efficiency initiatives. The enterprise efficiency initiatives involve the centralization of certain administrative functions to generate cost savings or other benefits for the Company.

Selling, general and administrative expenses included costs related to enterprise efficiency initiatives of $27 million and $43 million for the years ended December 31, 2015 and 2014, respectively.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

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

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including scheduled debt repayments, quarterly dividend payments and the purchase of common stock under the Company’s stock repurchase program. Time Warner’s sources of cash include Cash provided by operations, Cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at December 31, 2015 was $7.177 billion, which included $2.155 billion of Cash and equivalents.

Current Financial Condition

At December 31, 2015, Time Warner had net debt of $21.637 billion ($23.792 billion of debt less $2.155 billion of Cash and equivalents) and $23.619 billion of Shareholders’ equity, compared to net debt of $19.763 billion ($22.381 billion of debt less $2.618 billion of Cash and equivalents) and $24.476 billion of Shareholders’ equity at December 31, 2014.

The following table shows the significant items contributing to the increase in net debt from December 31, 2014 to December 31, 2015 (millions):

Balance at December 31, 2014	$19,763
Cash provided by operations from continuing operations	(3,851)
Capital expenditures	423
Repurchases of common stock	3,632
Dividends paid to common stockholders	1,150
Investments and acquisitions, net of cash acquired	713
Proceeds from the exercise of stock options	(165)
Other investment proceeds	(141)
All other, net	113

Balance at December 31, 2015	$21,637

On June 13, 2014, Time Warner’s Board of Directors authorized up to $5.0 billion of share repurchases in addition to the $5.0 billion it had previously authorized for share repurchases beginning January 1, 2014. In January 2016, Time Warner’s Board of Directors authorized up to $5.0 billion of share repurchases beginning January 1, 2016, including the amount remaining under the prior authorization. Purchases under the stock repurchase program may be made from time to

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2016 through February 19, 2016, the Company repurchased 8 million shares of common stock for $557 million pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

During 2015, the Company finalized agreements relating to the construction and development of office and studio space in the Hudson Yards development on the west side of Manhattan in order to move its Corporate headquarters and New York City-based employees to the new space. Based on construction cost estimates and space projections as of December 31, 2015, the Company expects to invest an additional $1.7 billion, excluding interest, in the Hudson Yards development project through 2019.

Cash Flows

Cash and equivalents decreased by $463 million, including $8 million of Cash used by discontinued operations, for the year ended December 31, 2015. Cash and equivalents increased by $802 million, including $190 million of Cash used by discontinued operations for the year ended December 31, 2014. Components of these changes are discussed below in more detail.

Operating Activities from Continuing Operations

Details of Cash provided by operations from continuing operations are as follows (millions):

	Year Ended December 31,
	2015	2014	2013
Operating Income	$6,865	$5,975	$6,268
Depreciation and amortization	681	733	759
Venezuela foreign currency loss	—	173	—
Net interest payments (a)	(1,227)	(1,224)	(1,158)
Net income taxes paid (b)	(997)	(1,494)	(1,087)
All other, net, including working capital changes	(1,471)	(482)	(1,524)

Cash provided by operations from continuing operations	$3,851	$3,681	$3,258

(a)	Includes interest income received of $35 million, $50 million and $44 million in 2015, 2014 and 2013, respectively.
(b)	Includes income tax refunds received of $142 million, $108 million and $87 million in 2015, 2014 and 2013, respectively, and income tax sharing payments to TWC of $4 million in 2015.

Cash provided by operations from continuing operations for the year ended December 31, 2015 increased primarily due to higher Operating Income and lower net income taxes paid due to the enactment of federal tax legislation, partially offset by higher cash used by working capital. Cash used by working capital increased primarily due to higher content investments and higher payments related to restructuring initiatives undertaken in 2014.

Cash provided by operations from continuing operations for the year ended December 31, 2014 increased primarily due to lower cash used by working capital, partially offset by higher net income taxes paid and lower Operating Income. Cash used by working capital decreased primarily due to the timing of restructuring and severance payments and lower participation payments.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Investing Activities from Continuing Operations

Details of Cash provided (used) by investing activities from continuing operations are as follows (millions):

	Year Ended December 31,
	2015	2014	2013
Investments in available-for-sale securities	$(41)	$(30)	$(27)
Investments and acquisitions, net of cash acquired:
Hudson Yards	(304)	(102)	—
iStreamPlanet	(148)	—	—
CME	—	(396)	(288)
Eyeworks	—	(267)	—
All other	(220)	(185)	(207)
Capital expenditures	(423)	(474)	(568)
Proceeds from available-for-sale securities	2	25	33
Proceeds from Time Inc. in the Time Separation	—	1,400	—
Proceeds from the sale of Time Warner Center	—	1,264	—
Other investment proceeds	141	148	170

Cash provided (used) by investing activities	$(993)	$1,383	$(887)

The change in Cash provided (used) by investing activities from continuing operations for the years ended December 31, 2015 and 2014 was primarily due to proceeds received in 2014 in connection with the Time Separation and from the sale of space in Time Warner Center. The remaining change in Cash provided (used) by investing activities from continuing operations for the years ended December 31, 2015 and 2014 was primarily due to the change in investment and acquisition spending.

Financing Activities from Continuing Operations

Details of Cash used by financing activities from continuing operations are as follows (millions):

	Year Ended December 31,
	2015	2014	2013
Borrowings	$3,768	$2,409	$1,028
Debt repayments	(2,344)	(72)	(762)
Proceeds from the exercise of stock options	165	338	674
Excess tax benefit from equity instruments	151	179	179
Principal payments on capital leases	(11)	(11)	(9)
Repurchases of common stock	(3,632)	(5,504)	(3,708)
Dividends paid	(1,150)	(1,109)	(1,074)
Other financing activities	(260)	(173)	(111)

Cash used by financing activities	$(3,313)	$(3,943)	$(3,783)

Cash used by financing activities from continuing operations for the year ended December 31, 2015 decreased primarily due to a decrease in Repurchases of common stock and an increase in Borrowings, partially offset by an increase in Debt repayments. During the year ended December 31, 2015, the Company issued approximately 5 million shares of common stock and received $165 million in connection with the exercise of stock options. At December 31, 2015, substantially all of the approximately 21 million exercisable stock options outstanding on such date had exercise prices below the closing price of the Company’s common stock on the New York Stock Exchange.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Cash used by financing activities from continuing operations for the year ended December 31, 2014 increased primarily due to higher Repurchases of common stock and lower Proceeds from the exercise of stock options, partially offset by an increase in Borrowings and lower Debt repayments. During the year ended December 31, 2014, the Company issued approximately 10 million shares of common stock and received $338 million in connection with the exercise of stock options.

Cash Flows from Discontinued Operations

Cash flows from discontinued operations principally related to the Company’s former Time Inc. segment. Details of Cash provided (used) by discontinued operations are as follows (millions):

	Year Ended December 31,
	2015	2014	2013
Cash provided (used) by operations from discontinued operations	$(8)	$(16)	$456
Cash used by investing activities from discontinued operations	—	(51)	(23)
Cash used by financing activities from discontinued operations	—	(36)	—
Effect of change in cash and equivalents of discontinued operations	—	(87)	35

Cash provided (used) by discontinued operations	$(8)	$(190)	$468

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At December 31, 2015, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $31.001 billion. Of this committed capacity, $7.177 billion was unused and $23.792 billion was outstanding as debt. At December 31, 2015, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

	Committed Capacity (a)	Letters of Credit (b)	Outstanding Debt (c)	Unused Committed Capacity
Cash and equivalents	$2,155	$—	$—	$2,155
Revolving credit facilities and commercial paper program (d)	5,000	—	—	5,000
Fixed-rate public debt	23,572	—	23,572	—
Other obligations (e)	274	32	220	22

Total	$31,001	$32	$23,792	$7,177

(a)

The revolving credit facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted average maturity of the Company’s outstanding debt and other financing arrangements was 13.6 years as of December 31, 2015.

(b)	Represents the portion of committed capacity, including from bilateral letter of credit facilities, reserved for outstanding and undrawn letters of credit.
(c)

Represents principal amounts adjusted for premiums and discounts. At December 31, 2015, the principal amounts of the Company’s publicly issued debt mature as follows: $150 million in January 2016, $500 million in 2017, $600 million in 2018, $650 million in 2019, $1.400 billion in 2020 and $20.501 billion thereafter. In the period after 2020, no more than $2.0 billion will mature in any given year.

(d)

The revolving credit facilities consist of two $2.5 billion revolving credit facilities that mature in December 2020. The Company may issue unsecured commercial paper notes up to the amount of the unused committed capacity under the revolving credit facilities.

(e)	Unused committed capacity includes committed financings of subsidiaries under local bank credit agreements. Other debt obligations totaling $48 million are due within the next twelve months.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

June Debt Offering

On June 4, 2015, Time Warner issued $2.1 billion aggregate principal amount of debt securities under a shelf registration statement, consisting of $1.5 billion aggregate principal amount of 3.60% Notes due 2025 and $600 million aggregate principal amount of 4.85% Debentures due 2045. The securities issued are guaranteed, on an unsecured basis, by Historic TW Inc. (“Historic TW”). In addition, Turner and Home Box Office guarantee, on an unsecured basis, Historic TW’s guarantee of the securities. The net proceeds from the offering were $2.083 billion, after deducting underwriting discounts and offering expenses. The Company used a portion of the net proceeds from the offering to retire at maturity the $1.0 billion aggregate principal amount outstanding of its 3.15% Notes due July 15, 2015. The remainder of the net proceeds will be used for general corporate purposes, including share repurchases.

Debt Tender Offer and Redemption

In June 2015, Time Warner purchased $687 million aggregate principal amount of the $1.0 billion aggregate principal amount outstanding of the 2016 Notes through a tender offer. In August 2015, the Company redeemed the $313 million aggregate principal amount of the 2016 Notes that remained outstanding following the tender offer. The premiums paid and costs incurred in connection with this purchase and redemption were $71 million for the year ended December 31, 2015 and were recorded in Other loss, net in the accompanying Consolidated Statement of Operations.

July Debt Offering

On July 28, 2015, Time Warner issued €700 million aggregate principal amount of 1.95% Notes due 2023 under a shelf registration statement. The notes are guaranteed, on an unsecured basis, by Historic TW. In addition, Turner and Home Box Office guarantee, on an unsecured basis, Historic TW’s guarantee of the notes. The net proceeds from the offering were €693 million, after deducting underwriting discounts and offering expenses, and will be used for general corporate purposes. In addition, the Company has designated these notes as a hedge of the variability in the Company’s Euro-denominated net investments. See Note 7, “Derivative Instruments and Hedging Activities,” to the accompanying consolidated financial statements for more information.

November Debt Offering

On November 20, 2015, Time Warner issued $900 million aggregate principal amount of debt securities under a shelf registration statement, consisting of $600 million aggregate principal amount of 3.875% Notes due 2026 and $300 million additional aggregate principal amount of 4.85% Debentures due 2045 (the “Additional Debentures”). The Additional Debentures constitute an additional issuance of, form a single series with, and trade interchangeably with, the outstanding 4.85% Debentures due 2045 issued by Time Warner on June 4, 2015. The securities are guaranteed, on an unsecured basis, by Historic TW. In addition, Turner and Home Box Office guarantee, on an unsecured basis, Historic TW’s guarantee of the securities. The net proceeds from the offering were $884 million, after deducting underwriting discounts and offering expenses, and will be used for general corporate purposes.

Revolving Credit Facilities

On December 18, 2015, Time Warner amended its Revolving Credit Facilities, which consist of two $2.5 billion revolving credit facilities, to extend the maturity dates of both facilities from December 18, 2019 to December 18, 2020.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Commercial Paper Program

The Company has a commercial paper program, which was established on February 16, 2011 on a private placement basis, under which Time Warner may issue unsecured commercial paper notes up to a maximum aggregate amount not to exceed the unused committed capacity under the Revolving Credit Facilities, which support the commercial paper program.

Additional Information

The obligations of each of the borrowers under the Revolving Credit Facilities and the obligations of Time Warner under the commercial paper program and the Company’s outstanding publicly issued debt are directly or indirectly guaranteed on an unsecured basis by Historic TW, Home Box Office and Turner (other than $1 billion of debt publicly issued by Time Warner in 2006, which is not guaranteed by Home Box Office). See Note 8, “Long-Term Debt and Other Financing Arrangements,” to the accompanying consolidated financial statements for additional information regarding the Company’s outstanding debt and other financing arrangements, including certain information about maturities, interest rates, covenants, rating triggers and bank credit agreement leverage ratios relating to such debt and financing arrangements.

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

The following table summarizes the Company’s aggregate contractual obligations at December 31, 2015, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (millions):

Contractual Obligations (a)(b)(c)
	Total	2016	2017-2018	2019-2020	Thereafter
Purchase obligations:
Network programming obligations (d)	$23,478	$3,120	$5,588	$4,984	$9,786
Creative talent and employment agreements (e)	2,099	1,200	732	94	73
Other purchase obligations (f)	1,277	581	364	183	149

Total purchase obligations	26,854	4,901	6,684	5,261	10,008

Outstanding debt obligations (Note 8)	23,969	187	1,231	2,050	20,501
Interest (Note 8)	19,641	1,318	2,585	2,431	13,307
Capital lease obligations (Note 8)	61	14	23	17	7
Operating lease obligations (Note 16)	1,260	314	575	217	154

Total contractual obligations	$71,785	$6,734	$11,098	$9,976	$43,977

(a)	The table does not include the effects of arrangements that are contingent in nature such as guarantees and other contingent commitments (Note 16).
(b)

The table does not include the Company’s reserve for uncertain tax positions and related accrued interest and penalties, which at December 31, 2015 totaled $1.701 billion, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

(c)	The references to Note 8 and Note 16 refer to the notes to the accompanying consolidated financial statements.
(d)

The Turner segment enters into contracts to license sports programming to carry on its television networks. The amounts in the table include minimum payment obligations to sports leagues and organizations (e.g., NBA, NCAA, MLB) to air the programming over the contract period. Included in the table is $10.7 billion payable to the NBA over the 9 years remaining on its agreements, $7.3 billion payable to the NCAA over the 9 years remaining on the agreement, which does not include amounts recoupable from CBS, and $2.0 billion payable to MLB over the 6 years remaining on the agreement. The Turner and Home Box Office segments also enter into licensing agreements with certain production studios to acquire the rights to air motion pictures and television series. The pricing structures in these contracts differ in that some agreements require a fixed amount per film or television series and others are based on a percentage of the film’s box office receipts (with license fees generally capped at specified amounts), or a combination of both. The amounts included in the table represent obligations for television series and films that had been released theatrically as of December 31, 2015 and are calculated using the actual or estimated box office performance or fixed amounts, based on the applicable agreement.

(e)

The Company’s commitments under creative talent and employment agreements include obligations to executives, actors, producers, writers, and other talent under contractual arrangements, including union contracts and contracts with other organizations that represent such creative talent.

(f)

Other purchase obligations principally include: (1) advertising, marketing, distribution and sponsorship obligations, including minimum guaranteed royalty and marketing payments to vendors and content providers; (2) obligations related to the Company’s postretirement and unfunded defined benefit pension plans; (3) obligations to purchase information technology licenses and services; (4) purchases of DVD and Blu-ray Discs pursuant to a duplication and replication agreement; (5) obligations related to payments to the NCAA for Basketball Fan Festival rights at the Turner segment; and (6) obligations to purchase general and administrative items and services.

The Company’s material contractual obligations at December 31, 2015 include:

•

Purchase obligations — represents an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts do not represent all anticipated purchases, but represent only those purchases the Company is contractually obligated to make. The Company also purchases products and services as needed, with no firm commitment. For this reason, the amounts presented in the table alone do not provide a reliable indication of all of the Company’s expected future cash outflows. For purposes of identifying and accumulating purchase obligations, all material contracts meeting the definition of a purchase obligation have been included. For those contracts involving a fixed or minimum quantity, but with variable pricing terms, the Company has estimated the contractual obligation based on its best estimate of the pricing that will be in effect at the time the obligation is incurred. Additionally, the Company has included only the obligations under the contracts as they existed at December 31, 2015, and has not assumed that the contracts will be renewed or replaced at the end of their respective terms. If a contract includes a penalty for non-renewal, the Company has included that penalty, assuming it will be paid in the period after the contract expires. If Time Warner can unilaterally terminate an agreement simply by providing a certain number of days notice or by paying a termination fee, the Company has included the amount of the termination fee or the amount that would be paid over the “notice period.” Contracts that can be unilaterally terminated without incurring a penalty have not been included. In addition, as of December 31, 2015, the Company expects to invest an additional $1.7 billion, excluding interest, in costs related to the construction of its new headquarters building at Hudson Yards through 2019. Because substantially all of this amount is based on actual costs incurred for the Company’s portion of the project and there are neither fixed nor minimum cost provisions in the project agreements, such projected spending amounts have not been included.

•

Outstanding debt obligations — represents the principal amounts due on outstanding debt obligations as of December 31, 2015. Amounts do not include any fair value adjustments, bond premiums, discounts, interest payments or dividends.

•

Interest — represents amounts due based on the outstanding debt balances, interest rates and maturity schedules of the respective instruments as of December 31, 2015. The amount of interest ultimately paid on these instruments may differ based on changes in interest rates.

•	Capital lease obligations — represents the minimum lease payments under noncancelable capital leases, primarily for certain transponder leases at the Home Box Office and Turner segments.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

•	Operating lease obligations — represents the minimum lease payments under noncancelable operating leases, primarily for the Company’s real estate and operating equipment.

Most of the Company’s other long-term liabilities reflected in the accompanying Consolidated Balance Sheet have been included in Network programming obligations in the contractual obligations table above, the most significant of which is an approximate $816 million liability for film licensing obligations. However, certain long-term liabilities and deferred credits have been excluded from the table because there are no cash outflows associated with them (e.g., deferred revenue) or because the cash outflows associated with them are uncertain or do not meet the definition of a purchase obligation (e.g., deferred taxes and tax reserves, participations and royalties, deferred compensation and other miscellaneous items).

Contingent Commitments

The Company has certain contractual arrangements that require it to make payments or provide funding if certain circumstances occur. See Note 16, “Commitments and Contingencies,” to the accompanying consolidated financial statements for further discussion.

Customer Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed upon contractual payment obligations. Credit risk in the Company’s businesses originates from sales of various products or services and is dispersed among many different counterparties. At December 31, 2015, no single customer had a receivable balance greater than 6% of total Receivables. At December 31, 2015, the Company’s exposure to customer credit risk is largely concentrated in the following categories (amounts presented below are net of reserves and allowances):

•	Various retailers for home entertainment product of approximately $0.5 billion;

•	Various television network and SVOD operators for licensed TV and film product of approximately $4.4 billion;

•

Various cable system operators, satellite service distributors, telephone companies and other distributors for the distribution of television programming and/or streaming services of approximately $1.7 billion; and

•	Various advertisers and advertising agencies related to advertising services of approximately $1.0 billion.

For additional information regarding Time Warner’s accounting policies relating to customer credit risk, refer to Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements.

MARKET RISK MANAGEMENT

Market risk is the potential gain/loss arising from the impact of changes in market rates and prices, such as interest rates, foreign currency exchange rates, or equity prices, on the value of financial instruments.

Interest Rate Risk

Time Warner has issued fixed-rate debt that at December 31, 2015 and 2014 had an outstanding balance of $23.572 billion and $21.809 billion, respectively, and an estimated fair value of $26.062 billion and $26.171 billion, respectively. Based on Time Warner’s fixed-rate debt obligations outstanding at December 31, 2015, a 25 basis point increase or decrease in the level of interest rates would decrease or increase, respectively, the fair value of the fixed-rate debt by approximately $570 million. Such potential increases or decreases are based on certain simplifying assumptions, including

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

a constant level of fixed-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

At December 31, 2015 and 2014, the Company had a cash balance of $2.155 billion and $2.618 billion, respectively, which is primarily invested in short-term variable-rate interest-earning assets. Based on Time Warner’s short-term variable-rate interest-earning assets outstanding at December 31, 2015, a 25 basis point increase or decrease in the level of interest rates would have an insignificant impact on pretax income.

Foreign Currency Risk

Time Warner principally uses foreign exchange contracts to hedge the risk related to unremitted or forecasted royalties and license fees owed to Time Warner domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad because such amounts may be adversely affected by changes in foreign currency exchange rates. Similarly, the Company enters into foreign exchange contracts to hedge certain film production costs denominated in foreign currencies as well as other transactions, assets and liabilities denominated in foreign currencies. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over a rolling twelve-month period. The hedging period for royalties and license fees covers revenues expected to be recognized during the calendar year; however, there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated cash to U.S. dollars. To hedge this exposure, Time Warner uses foreign exchange contracts that generally have maturities of three months to eighteen months and provide continuing coverage throughout the hedging period. At December 31, 2015 and 2014, Time Warner had contracts for the sale and the purchase of foreign currencies at fixed rates as summarized below by currency (millions):

	December 31, 2015		December 31, 2014
	Sales	Purchases	Sales	Purchases
British pound	$1,267	$1,265	$1,115	$920
Euro	752	527	738	466
Canadian dollar	1,009	517	651	350
Australian dollar	407	249	355	211
Other	638	199	481	187

Total	$4,073	$2,757	$3,340	$2,134

Based on the foreign exchange contracts outstanding at December 31, 2015, a 10% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2015 would result in a decrease of approximately $132 million in the value of such contracts. Conversely, a 10% appreciation of the U.S. dollar would result in an increase of approximately $132 million in the value of such contracts. For a hedge of forecasted royalty or license fees denominated in a foreign currency, consistent with the nature of the economic hedge provided by such foreign exchange contracts, unrealized gains or losses largely would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments. See Note 7, “Derivative Instruments,” to the accompanying consolidated financial statements for additional information.

On July 28, 2015, Time Warner issued €700 million aggregate principal amount of 1.95% Notes due 2023. At December 31, 2015, the carrying amount of the Company’s €700 million aggregate principal amount of debt is designated as a hedge of the variability in the Company’s Euro-denominated net investments. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within Accumulated other comprehensive loss, net in the accompanying Consolidated Balance Sheet. For the year ended December 31, 2015, such amounts totaled $1 million of gains.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Equity Risk

The Company is exposed to market risk as it relates to changes in the market value of its investments. The Company invests in equity instruments of public and private companies for operational and strategic business purposes. These securities are subject to significant fluctuations in fair market value due to the volatility of the stock markets and the industries in which the companies operate. At December 31, 2015 and 2014, these securities, which are classified in Investments, including available-for-sale securities in the accompanying Consolidated Balance Sheet, included $1.363 billion and $898 million, respectively, of investments accounted for using the equity method of accounting, $160 million and $263 million, respectively, of cost-method investments, $562 million and $605 million, respectively, of investments related to the Company’s deferred compensation program, $85 million and $79 million, respectively, of investments in available-for-sale securities and $179 million and $242 million, respectively, of investments in warrants to purchase common stock of CME.

The potential loss in fair value resulting from a 10% adverse change in the prices of the Company’s equity-method investments, cost-method investments, available-for-sale securities and investments in warrants would be approximately $180 million. The potential loss in fair value resulting from a 10% adverse change in the prices of certain of the Company’s deferred compensation investments accounted for as trading securities would be approximately $20 million. While Time Warner has recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee company experiences poor operating results or the U.S. or certain foreign equity markets experience declines in value.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by the management of Time Warner, and the related disclosures have been reviewed with the Audit and Finance Committee of the Board of Directors of the Company. The Company considers policies relating to the following matters to be critical accounting policies:

•	Impairment of Goodwill and Intangible Assets;

•	Film and Television Production Cost Recognition, Participations and Residuals and Impairments;

•	Licensed Programming Inventory Cost Recognition and Impairment;

•	Gross versus Net Revenue Recognition;

•	Sales Returns and Pricing Rebates; and

•	Income Taxes.

For a discussion of each of the Company’s critical accounting policies, including information and analysis of estimates and assumptions involved in their application, and other significant accounting policies, see Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of forward-looking statements in this report include, but are not limited to, statements regarding the Company’s expected investment in space in the Hudson Yards development.

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

•	changes in consumer behavior, including changes in spending behavior and changes in when, where and how content is consumed;
•	the popularity of the Company’s content;
•	changes in the Company’s plans, initiatives and strategies, and consumer acceptance thereof;
•	changes in the plans, initiatives and strategies of the third parties that distribute, license and/or sell Time Warner’s content;
•	the Company’s ability to renew affiliate agreements on favorable terms;
•	competitive pressures, including as a result of audience fragmentation and changes in technology and consumer viewing behavior;
•

changes in advertising market conditions or advertising expenditures due to various factors, including decreasing numbers of multichannel video service subscribers, changes in consumer viewing behavior, economic conditions, pressure from public interest groups, changes in laws and regulations and other societal or political developments;

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

•	piracy and the Company’s ability to exploit and protect its intellectual property rights in and to its content and other products;
•	the failure to achieve the anticipated benefits of the Company’s enterprise efficiency initiatives;
•	the effects of any significant acquisitions, dispositions and other similar transactions by the Company;
•	a disruption or failure of the Company’s or its vendors’ network and information systems or other technology relied on by the Company;
•	the failure to meet earnings expectations;
•

lower than expected valuations associated with the cash flows and revenues at Time Warner’s reporting units, which could result in Time Warner’s inability to realize the value recorded for intangible assets and goodwill at those reporting units;

•	the adequacy of the Company’s risk management framework;
•	changes in U.S. GAAP or other applicable accounting policies;
•	changes in tax, federal communication and other laws and regulations;
•	currency exchange restrictions and currency devaluation risks in some foreign countries;

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

•	the effect of union or labor disputes or professional sports league player lockouts;
•	the impact of terrorist acts, hostilities, natural disasters (including extreme weather) and pandemic viruses; and
•	the other risks and uncertainties detailed in Part I, Item 1A. “Risk Factors” in this report.

Any forward-looking statement made by the Company in this report speaks only as of the date on which it is made. The Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements, whether as a result of new information, subsequent events or otherwise.

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET

(millions, except share amounts)

	December 31,
	2015	2014
ASSETS
Current assets
Cash and equivalents	$2,155	$2,618
Receivables, less allowances of $1,055 and $1,152	7,411	7,720
Inventories	1,753	1,700
Deferred income taxes	—	184
Prepaid expenses and other current assets	1,194	958

Total current assets	12,513	13,180
Noncurrent inventories and theatrical film and television production costs	7,600	6,841
Investments, including available-for-sale securities	2,617	2,326
Property, plant and equipment, net	2,596	2,655
Intangible assets subject to amortization, net	949	1,141
Intangible assets not subject to amortization	7,029	7,032
Goodwill	27,689	27,565
Other assets	2,855	2,406

Total assets	$63,848	$63,146

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,188	$7,507
Deferred revenue	616	579
Debt due within one year	198	1,118

Total current liabilities	8,002	9,204
Long-term debt	23,594	21,263
Deferred income taxes	2,454	2,204
Deferred revenue	352	315
Other noncurrent liabilities	5,798	5,684
Redeemable noncontrolling interest	29	—
Commitments and Contingencies (Note 16)
Equity
Common stock, $0.01 par value, 1.652 billion and 1.652 billion shares issued and 795 million and 832 million shares outstanding	17	17
Additional paid-in capital	148,041	149,282
Treasury stock, at cost (857 million and 820 million shares)	(45,612)	(42,445)
Accumulated other comprehensive loss, net	(1,446)	(1,164)
Accumulated deficit	(77,381)	(81,214)

Total equity	23,619	24,476

Total liabilities and equity	$63,848	$63,146

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31,

(millions, except per share amounts)

	2015	2014	2013

Revenues	$28,118	$27,359	$26,461
Costs of revenues	(16,154)	(15,875)	(14,935)
Selling, general and administrative	(4,824)	(5,190)	(4,934)
Amortization of intangible assets	(189)	(202)	(209)
Restructuring and severance costs	(60)	(512)	(183)
Asset impairments	(25)	(69)	(61)
Gain (loss) on operating assets, net	(1)	464	129

Operating income	6,865	5,975	6,268
Interest expense, net	(1,163)	(1,169)	(1,189)
Other loss, net	(256)	(127)	(111)

Income from continuing operations before income taxes	5,446	4,679	4,968
Income tax provision	(1,651)	(785)	(1,614)

Income from continuing operations	3,795	3,894	3,354
Discontinued operations, net of tax	37	(67)	337

Net income	3,832	3,827	3,691
Less Net loss attributable to noncontrolling interests	1	—	—

Net income attributable to Time Warner Inc. shareholders	$3,833	$3,827	$3,691

Amounts attributable to Time Warner Inc. shareholders:
Income from continuing operations	$3,796	$3,894	$3,354
Discontinued operations, net of tax	37	(67)	337

Net income	$3,833	$3,827	$3,691

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	$4.64	$4.49	$3.63
Discontinued operations	0.05	(0.07)	0.36

Basic net income per common share	$4.69	$4.42	$3.99

Average basic common shares outstanding	814.9	863.3	920.0

Diluted income per common share from continuing operations	$4.58	$4.41	$3.56
Discontinued operations	0.04	(0.07)	0.36

Diluted net income per common share	$4.62	$4.34	$3.92

Average diluted common shares outstanding	829.5	882.6	942.6

Cash dividends declared per share of common stock	$1.40	$1.27	$1.15

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Year Ended December 31,

(millions)

	2015	2014	2013
Net income	$3,832	$3,827	$3,691
Other comprehensive income, net of tax:
Foreign currency translation:
Unrealized losses occurring during the period	(289)	(228)	(22)
Reclassification adjustment for (gains) losses realized in net income	5	—	(6)

Change in foreign currency translation	(284)	(228)	(28)

Securities:
Unrealized gains (losses) occurring during the period	1	(4)	13
Reclassification adjustment for gains realized in net income	—	(10)	—

Change in securities	1	(14)	13

Benefit obligations:
Unrealized gains (losses) occurring during the period	(26)	(187)	124
Reclassification adjustment for losses realized in net income	22	19	22

Change in benefit obligations	(4)	(168)	146

Derivative financial instruments:
Unrealized gains occurring during the period	88	8	27
Reclassification adjustment for gains realized in net income	(83)	(14)	(21)

Change in derivative financial instruments	5	(6)	6

Other comprehensive income (loss)	(282)	(416)	137

Comprehensive income	3,550	3,411	3,828
Less Comprehensive loss attributable to noncontrolling interests	1	—	—

Comprehensive income attributable to Time Warner Inc. shareholders	$3,551	$3,411	$3,828

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,

(millions)

	2015	2014	2013
OPERATIONS
Net income	$3,832	$3,827	$3,691
Less Discontinued operations, net of tax	(37)	67	(337)

Net income from continuing operations	3,795	3,894	3,354
Adjustments for noncash and nonoperating items:
Depreciation and amortization	681	733	759
Amortization of film and television costs	8,030	8,040	7,262
Asset impairments	25	69	61
Venezuelan foreign currency loss	—	173	—
Gain on investments and other assets, net	(32)	(464)	(65)
Equity in losses of investee companies, net of cash distributions	161	232	216
Equity-based compensation	182	219	238
Deferred income taxes	328	166	759
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(112)	(403)	(434)
Inventories and film costs	(8,526)	(7,789)	(7,226)
Accounts payable and other liabilities	(200)	592	(416)
Other changes	(481)	(1,781)	(1,250)

Cash provided by operations from continuing operations	3,851	3,681	3,258

INVESTING ACTIVITIES
Investments in available-for-sale securities	(41)	(30)	(27)
Investments and acquisitions, net of cash acquired	(672)	(950)	(495)
Capital expenditures	(423)	(474)	(568)
Investment proceeds from available-for-sale securities	2	25	33
Proceeds from Time Inc. in the Time Separation	—	1,400	—
Proceeds from the sale of Time Warner Center	—	1,264	—
Other investment proceeds	141	148	170

Cash provided (used) by investing activities from continuing operations	(993)	1,383	(887)

FINANCING ACTIVITIES
Borrowings	3,768	2,409	1,028
Debt repayments	(2,344)	(72)	(762)
Proceeds from exercise of stock options	165	338	674
Excess tax benefit from equity instruments	151	179	179
Principal payments on capital leases	(11)	(11)	(9)
Repurchases of common stock	(3,632)	(5,504)	(3,708)
Dividends paid	(1,150)	(1,109)	(1,074)
Other financing activities	(260)	(173)	(111)

Cash used by financing activities from continuing operations	(3,313)	(3,943)	(3,783)

Cash provided (used) by continuing operations	(455)	1,121	(1,412)

Cash provided (used) by operations from discontinued operations	(8)	(16)	456
Cash used by investing activities from discontinued operations	—	(51)	(23)
Cash used by financing activities from discontinued operations	—	(36)	—
Effect of change in cash and equivalents of discontinued operations	—	(87)	35

Cash provided (used) by discontinued operations	(8)	(190)	468
Effect of Venezuelan exchange rate changes on cash and equivalents	—	(129)	—

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(463)	802	(944)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,618	1,816	2,760

CASH AND EQUIVALENTS AT END OF PERIOD	$2,155	$2,618	$1,816

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF EQUITY

(millions)

	Time Warner Shareholders’
	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit) (a)	Total	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2012	$17	$154,577	$(35,077)	$(89,721)	$29,796	$1	$29,797
Net income	—	—	—	3,691	3,691	—	3,691
Other comprehensive income attributable to Continuing Operations	—	—	—	109	109	—	109
Other comprehensive income attributable to Discontinued Operations	—	—	—	28	28	—	28
Cash dividends	—	(1,074)	—	—	(1,074)	—	(1,074)
Common stock repurchases	—	—	(3,700)	—	(3,700)	—	(3,700)
Noncontrolling interests of acquired businesses	—	—	—	—	—	(1)	(1)
Amounts related primarily to stock options and restricted stock	—	(93)	1,147	—	1,054	—	1,054

BALANCE AT DECEMBER 31, 2013	$17	$153,410	$(37,630)	$(85,893)	$29,904	$—	$29,904

Net income	—	—	—	3,827	3,827	—	3,827
Other comprehensive loss attributable to Continuing Operations	—	—	—	(438)	(438)	—	(438)
Other comprehensive income attributable to Discontinued Operations	—	—	—	22	22	—	22
Amounts related to the Time Separation	—	(2,918)	—	104	(2,814)	—	(2,814)
Cash dividends	—	(1,109)	—	—	(1,109)	—	(1,109)
Common stock repurchases	—	—	(5,500)	—	(5,500)	—	(5,500)
Amounts related primarily to stock options and restricted stock	—	(101)	685	—	584	—	584

BALANCE AT DECEMBER 31, 2014	$17	$149,282	$(42,445)	$(82,378)	$24,476	$—	$24,476

Net income (b)	—	—	—	3,833	3,833	—	3,833
Other comprehensive loss	—	—	—	(282)	(282)	—	(282)
Cash dividends	—	(1,150)	—	—	(1,150)	—	(1,150)
Common stock repurchases	—	—	(3,600)	—	(3,600)	—	(3,600)
Amounts related primarily to stock options and restricted stock	—	(91)	433	—	342	—	342

BALANCE AT DECEMBER 31, 2015	$17	$148,041	$(45,612)	$(78,827)	$23,619	$—	$23,619

(a)	Includes Accumulated other comprehensive loss, net.
(b)	Excludes a $1 million loss for the year ended December 31, 2015 relating to redeemable noncontrolling interests.

See accompanying notes.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company, whose businesses include television networks, and film and TV entertainment. Time Warner classifies its operations into three reportable segments: Turner: consisting principally of cable networks and digital media properties; Home Box Office: consisting principally of premium pay television and streaming services domestically and premium pay, basic tier television and streaming services internationally; and Warner Bros.: consisting principally of television, feature film, home video and videogame production and distribution.

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

Venezuela Currency

Certain of the Company’s divisions conduct business with third parties located in Venezuela and, as a result, the Company holds net monetary assets denominated in Venezuelan Bolivares Fuertes (“VEF”) that primarily consist of cash and accounts receivable. Because of Venezuelan government-imposed restrictions on the exchange of VEF into foreign currency in Venezuela, the Company has not been able to convert VEF earned in Venezuela into U.S. Dollars through the Venezuelan government’s foreign currency exchange systems. As of December 31, 2014, there were three legal foreign currency exchange systems administered by the Venezuelan government, each with a different exchange rate: (i) the fixed official government rate as published by the Central Bank of Venezuela, (ii) the variable, auction-based SICAD 1 rate, and (iii) the variable, transaction-based SICAD 2 rate.

Prior to December 31, 2014, the Company used the official government exchange rate to remeasure its VEF-denominated transactions and balances. During the fourth quarter of 2014, the Company considered information about the companies that were able to access the three exchange systems during 2014 and the fact that the SICAD 1 and SICAD 2 exchanges continued to operate, as well as the state of the Venezuelan economy, which had entered a recession. Based on these factors, as of December 31, 2014, the Company concluded that the SICAD 2 exchange rate was the most appropriate legal exchange rate for the Company’s business activities conducted in VEF. Accordingly, beginning on December 31,

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2014, the Company began using the SICAD 2 rate to remeasure its VEF-denominated transactions and balances and, for the three months and year ended December 31, 2014, recognized a pretax foreign exchange loss of $173 million in the Consolidated Statement of Operations.

On February 10, 2015, Venezuelan government officials announced changes to Venezuela’s foreign currency exchange system. Those changes included the elimination of the SICAD 2 exchange due to the merger of the SICAD 1 and SICAD 2 exchanges into a single SICAD exchange as well as the creation of the Simadi exchange, which is a free market foreign currency exchange. On their initial date of activity, the exchange rates published by the Central Bank of Venezuela were 12 VEF to each U.S. Dollar for the SICAD exchange and 170 VEF to each U.S. Dollar for the Simadi exchange. Given the restrictions associated with the official government rate and the SICAD exchange, starting on February 10, 2015, the Company began to use the Simadi exchange rate to remeasure its VEF-denominated transactions and balances and recognized a pretax foreign exchange loss of $22 million in the Consolidated Statement of Operations during the quarter ended March 31, 2015. Approximately $15 million of such loss related to cash balances.

Accounting Guidance Adopted in 2015

Deferred Income Taxes

During the fourth quarter of 2015, the Company early adopted guidance that requires deferred tax assets and liabilities, along with any related valuation allowance, to be classified as noncurrent assets or liabilities, as applicable, on the balance sheet. The adoption of this guidance was on a prospective basis, and, accordingly, prior periods have not been retroactively adjusted.

Consolidation

During the fourth quarter of 2015, the Company early adopted guidance on a retrospective basis that changes how companies evaluate entities for consolidation. The changes primarily relate to (i) the identification of variable interests related to fees paid to decision makers or service providers, (ii) how companies determine whether limited partnerships or similar entities are variable interest entities, (iii) how related parties and de facto agents are considered in the primary beneficiary determination, and (iv) the elimination of the presumption that a general partner controls a limited partnership. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Accounting for Fees Paid in a Cloud Computing Arrangement

During the fourth quarter of 2015, the Company early adopted guidance on a prospective basis that clarifies how fees paid by a customer in a cloud computing arrangement are accounted for. The guidance provides that if a cloud computing arrangement includes a software license, the arrangement should be accounted for in a manner consistent with the acquisition of other software licenses. The guidance also provides that if a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Debt Issuance Costs

During the third quarter of 2015, the Company early adopted guidance on a retrospective basis that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a deduction from the carrying amount of such debt. The adoption of the guidance resulted in decreases to long-term debt and other noncurrent assets as of December 31, 2014 of $113 million.

Fair Value Measurement

During the second quarter of 2015, the Company early adopted guidance that eliminated the requirement to categorize within the fair value hierarchy all investments for which net asset value per share was used as a practical expedient to

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

measure fair value. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Discontinued Operations

During the first quarter of 2015, the Company adopted guidance on a prospective basis that changed the requirements for reporting discontinued operations. Under this new guidance, a discontinued operation is (i) a component of an entity or group of components that has been disposed of or is classified as held for sale and represents a strategic shift that has had or will have a major effect on an entity’s operations and financial results or (ii) an acquired business that is classified as held for sale on the acquisition date. This guidance also requires expanded or new disclosures for discontinued operations, individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following disposal and retained equity method investments in a discontinued operation. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Accounting Guidance Not Yet Adopted

Recognition and Measurement of Financial Assets and Liabilities

In January 2016, guidance was issued that makes targeted changes to the accounting for financial instruments. The changes primarily relate to (i) the requirement to measure equity investments in unconsolidated subsidiaries, other than those accounted for under the equity method of accounting, at fair value, with changes in the fair value recognized in earnings, (ii) an alternative approach for the measurement of equity investments that do not have a readily determinable fair value, (iii) the elimination of the other-than-temporary impairment model and its replacement with a requirement to perform a qualitative assessment to identify the impairment of equity investments, and a requirement to recognize impairment losses in earnings based on the difference between fair value and the carrying value of the equity investment, (iv) the elimination of the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost, (v) the addition of a requirement to use the exit price concept when measuring the fair value of financial instruments for disclosure purposes, and (vi) the addition of a requirement to present financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category (e.g., fair value, amortized cost, lower of cost or market) and form of financial asset (e.g., loans, securities). This guidance will become effective for the Company on January 1, 2018. The Company is evaluating the impact this guidance will have on its consolidated financial statements.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

•	Impairment of Goodwill and Intangible Assets (see pages 82 to 83);

•	Film and Television Production Cost Recognition, Participations and Residuals and Impairments (see page 87);

•	Licensed Programming Inventory Cost Recognition and Impairment (see page 88);

•	Gross versus Net Revenue Recognition (see pages 86 to 87);

•	Sales Returns and Pricing Rebates (see page 86); and

•	Income Taxes (see page 90).

Cash and Equivalents

Cash equivalents consist of investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. The Company monitors concentrations of credit risk with respect to Cash and equivalents by placing such balances with higher quality financial institutions or investing such amounts in liquid, short-term, highly-rated instruments or investment funds holding similar instruments. As of December 31, 2015, the majority of the Company’s Cash and equivalents were invested with banks with a credit rating of at least A and in Rule 2a-7 money market mutual funds. At December 31, 2015, the Company did not have more than $500 million invested in any single bank or money market mutual fund.

Allowance for Doubtful Accounts

The Company monitors customer credit risk related to accounts receivable, including unbilled trade receivables primarily related to the distribution of television product. Significant judgments and estimates are involved in evaluating if such amounts will ultimately be fully collected. Each of the Company’s businesses maintains a comprehensive approval process prior to issuing credit to third-party customers. Counterparties that are determined to be of a higher risk are evaluated to assess whether the credit terms previously granted to them should be modified. The Company monitors customers’ accounts receivable aging, and a provision for estimated uncollectible amounts is maintained based on customer payment levels, historical experience and management’s views on trends in the overall receivable agings at the Company’s businesses. In addition, for larger accounts, the Company performs analyses of risks on a customer-specific basis. At December 31, 2015 and 2014, total reserves for doubtful accounts were approximately $180 million and $152 million, respectively. For the year ended December 31, 2015, the Company recognized $63 million of bad debt expense. For the year ended December 31, 2014, the Company recognized $20 million of income related to bad debt primarily due to the reversal of a reserve related to a Warner Bros. receivable. For the year ended December 31, 2013, the Company recognized $28 million of bad debt expense.

Consolidation

Time Warner consolidates all entities in which it has a controlling voting interest and all variable interest entities (“VIEs”) in which the Company is deemed to be the primary beneficiary. Entities determined to be VIEs primarily consist of HBO Latin America Group (“HBO LAG”) and Hudson Yards North Tower Holdings LLC (“HYNTH”), the limited liability company involved in the construction and development of the Company’s new headquarters building at Hudson Yards. See Note 4 for additional information.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Under the equity method of accounting, only Time Warner’s investment in and amounts due to and from the equity investee are included in the Consolidated Balance Sheet; only Time Warner’s share of the investee’s earnings (losses) is included in the Consolidated Statement of Operations; and only the dividends, cash distributions, loans or other cash received from the investee, additional cash investments, loan repayments or other cash paid to the investee are included in the Consolidated Statement of Cash Flows. If previous equity method losses have reduced the carrying value of the Company’s equity method investment to zero, the Company continues to record its share of equity method losses to the extent it has an obligation to advance additional funds or has other investments in the investee.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

	December 31,		Estimated Useful Lives
	2015	2014
Land (a)	$273	$274	n/a
Buildings and improvements	1,619	1,549	7 to 30 years
Capitalized software costs	1,958	1,868	3 to 7 years
Furniture, fixtures and other equipment (b)	3,069	3,102	3 to 10 years

	6,919	6,793
Accumulated depreciation	(4,323)	(4,138)

Total	$2,596	$2,655

(a)	Land is not depreciated.
(b)	Includes $174 million and $223 million of construction in progress as of December 31, 2015 and 2014, respectively.

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

Asset Impairments

Investments

The Company’s investments consist of (i) investments carried at fair value, including available-for-sale securities and certain deferred compensation-related investments, (ii) investments accounted for using the cost method of accounting, (iii) investments accounted for using the equity method of accounting and (iv) held-to-maturity debt securities. The Company regularly reviews its investments for impairment, including when the carrying value of an investment exceeds its market value. If the Company determines that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings that is included in Other loss, net. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include (i) the market value of the security in relation to its cost basis, (ii) the financial condition of the investee and (iii) the Company’s intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets, primarily tradenames, are tested annually for impairment as of December 31 or earlier upon the occurrence of certain events or substantive changes in circumstances. Goodwill is tested for impairment at the reporting unit level. A reporting unit is either the “operating segment level,” such as Warner Bros. Entertainment Inc. (“Warner Bros.”), Home Box Office, Inc. (“Home Box Office”) and Turner Broadcasting System, Inc. (“Turner”), or one level below, which is referred to as a “component” (e.g., Warner Bros. Theatrical, Warner Bros. Television). The level at which the impairment test is performed requires judgment as to whether the components constitute a self-sustaining business and, if so, whether their operations are similar such that they should be aggregated for purposes of the impairment test. For purposes of the goodwill impairment test, management has concluded that the operations below the operating segment level met the criteria to be aggregated and therefore has determined its reporting units are the same as its operating segments.

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

In 2015, the Company did not elect to perform a qualitative assessment of Goodwill and instead performed a quantitative impairment test. The results of the quantitative test did not result in any impairments of Goodwill because the fair values of each of the Company’s reporting units exceeded their respective carrying values. None of the carrying values of the Company’s reporting units were within 30% of their respective fair values as of December 31, 2015. If the carrying value of a reporting unit exceeded its fair value, the second step of the impairment review process would need to be performed to determine the ultimate amount of impairment loss to record. Significant assumptions utilized in the DCF analysis included discount rates that ranged from 9.0% to 9.5% and a terminal revenue growth rate of 3.25%. Significant assumptions utilized in the market-based approach were market EBITDA multiples ranging from 9.5x to 10.0x for the Company’s reporting units where a market-based approach was performed.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In 2015, the Company did not elect to perform a qualitative assessment for intangible assets not subject to amortization. The estimates of fair value of substantially all intangible assets not subject to amortization are determined using a DCF valuation analysis, which is based on the “relief from royalty” methodology. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar tradenames are being licensed in the marketplace.

The performance of the Company’s 2015 annual impairment test for other intangible assets not subject to amortization did not result in any impairments since the fair value of each of the Company’s intangible assets not subject to amortization exceeded its respective carrying value. The fair values of substantially all intangible assets not subject to amortization were greater than 30% of their carrying values. The significant assumptions utilized in the 2015 DCF analysis of substantially all other intangible assets not subject to amortization were discount rates that ranged from 9.5% to 10.0% and a terminal revenue growth rate of 3.25%.

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

Accounting for Pension Plans

The Company and certain of its subsidiaries have both funded and unfunded defined benefit pension plans, the substantial majority of which are noncontributory, covering a majority of domestic employees and, to a lesser extent, have various defined benefit plans, primarily noncontributory, covering certain international employees. Pension benefits are based on formulas that reflect the participating employees’ qualifying years of service and compensation. Time Warner’s largest defined benefit pension plan is closed for new employees and frozen to future benefit accruals. Time Warner uses a December 31st measurement date for its plans. The pension expense recognized by the Company is determined using certain

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

assumptions, including the expected long-term rate of return on plan assets, the interest factor implied by the discount rate and the rate of compensation increases. For more information, see Note 13.

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

Performance stock units (“PSUs”) are subject to a performance condition such that the number of PSUs that ultimately vest generally depends on the adjusted earnings per share (“Adjusted EPS”) achieved by the Company during a three-year performance period compared to targets established at the beginning of the period. The PSUs are also subject to a market condition and the number of PSUs that vest can be increased or decreased based on the Company’s cumulative total shareholder return (“TSR”) relative to the TSR of the other companies in the S&P 500 Index for the performance period. Because the terms of the PSUs provide discretion to make certain adjustments to the performance calculation, the service inception date of these awards precedes the grant date. Accordingly, the Company recognizes compensation expense beginning on the service inception date and remeasures the fair value of the PSU until a grant date occurs, which is typically after the completion of the required service period. PSUs, as well as RSUs granted to certain senior executives, also are subject to a performance condition based on an adjusted net income target for a one-year period that, if not achieved, will result in the forfeiture of the awards.

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

Content Revenue

Feature films typically are produced or acquired for initial exhibition in theaters, followed by distribution, generally commencing within three years of such initial exhibition, through sales of feature films in physical format, electronic sell-through, video-on-demand, subscription video-on-demand services, premium cable, basic cable and broadcast networks. Revenues from film rentals by theaters are recognized as the films are exhibited. Revenues from sales of feature films in

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

physical format are recognized at the later of the delivery date or the date that the DVDs or Blu-ray Discs are made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns. Revenues from the licensing of feature films for electronic sell-through or video-on-demand are recognized when the product has been purchased by and made available to the consumer to either download or stream. Revenues from the distribution of theatrical product through subscription video-on-demand services, premium cable, basic cable and broadcast networks are recognized when the films are available to the licensee.

Television programs and series are initially produced for broadcast networks, cable networks, first-run television syndication or subscription video-on-demand services and may be subsequently licensed for international or domestic cable, syndicated television and subscription video-on-demand services, as well as sold on home video and via electronic delivery. Revenues from the distribution of television programming through broadcast networks, cable networks, first-run syndication and subscription video-on-demand services are recognized when the programs or series are available to the licensee, except for advertising barter agreements, where the revenue is valued and recognized when the related advertisements are exhibited. In certain circumstances, pursuant to the terms of the applicable contractual arrangements, the availability dates granted to customers may precede the date the Company may bill the customers for these sales. Unbilled accounts receivable, which primarily relate to the distribution of television product at Warner Bros., totaled $4.057 billion and $3.780 billion at December 31, 2015 and December 31, 2014, respectively. Included in the unbilled accounts receivable at December 31, 2015 was $2.259 billion that is to be billed in the next twelve months. Similar to theatrical home video sales, revenues from sales of television programming in physical format are recognized at the later of the delivery date or the date that the DVDs or Blu-ray Discs are made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns. Revenues from the licensing of television programs and series for electronic sell-through or video-on-demand are recognized when the product has been purchased by and made available to the consumer to either download or stream. Revenues from the distribution of television programming through subscription video-on-demand services are recognized when the television programs or series are available to the licensee.

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

Revenues from the sales of console videogames are recognized at the later of the delivery date or the date that the product is made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns.

Subscription Revenue

Subscription revenues from the Company’s cable networks and premium pay and basic tier television services are recognized as programming services are provided to affiliates based on negotiated contractual programming rates. When a distribution contract with an affiliate has expired and a new distribution contract has not been executed, revenues are based on estimated rates, giving consideration to factors including the previous contractual rates, inflation, current payments by the affiliate and the status of the negotiations on a new contract. When the new distribution contract terms are finalized, an adjustment to Subscription revenues is recorded, if necessary, to reflect the new terms. Such adjustments historically have not been significant.

Subscription revenues from streaming services (e.g., HBO NOW) are recognized as programming services are provided to customers.

Advertising Revenue

Advertising revenues are recognized, net of agency commissions, in the period that the advertisements are aired. If there is a targeted audience guarantee, revenues are recognized for the actual audience delivery and revenues are deferred for

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

any shortfall until the guaranteed audience delivery is met, typically by providing additional advertisements. Advertising revenues from websites are recognized as impressions are delivered or the services are performed.

Sales Returns and Pricing Rebates

Management’s estimate of product sales that will be returned and pricing rebates to grant is an area of judgment affecting Revenues and Net income. In estimating product sales that will be returned, management analyzes vendor sales of the Company’s product, historical return trends, current economic conditions, and changes in customer demand. Based on this information, management reserves a percentage of any product sales that provide the customer with the right of return. The provision for such sales returns is reflected as a reduction in the revenues from the related sale. In estimating the reserve for pricing rebates, management considers the terms of the Company’s agreements with its customers that contain targets which, if met, would entitle the customer to a rebate. In those instances, management evaluates the customer’s actual and forecasted purchases to determine the appropriate reserve. At December 31, 2015 and 2014, total reserves for sales returns (which also reflects reserves for certain pricing allowances provided to customers) primarily related to home entertainment products (e.g., DVDs, Blu-ray Discs and videogames) and were $875 million and $1.000 billion, respectively. An incremental change of 1% in the Company’s estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) would have resulted in an approximate $43 million impact on the Company’s total Revenues for the year ended December 31, 2015. This revenue impact would have been partially offset by a corresponding impact on related expenses depending on the margin associated with a specific film or videogame and other factors.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•

Turner provides advertising sales services to third-party companies.    From time to time, Turner contracts with third parties, or in certain instances a related party such as a joint venture, to perform television or website advertising sales services. While terms of these agreements can vary, Turner generally records advertising revenue on a gross basis when it acts as the primary obligor (i.e., Turner is the contracting party) in the arrangement because in those cases it is the one interacting with the customer and is responsible for fulfillment of the advertising sold.

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

Prior to the theatrical release of a film, management bases its estimates of ultimate revenues for each film on factors such as the historical performance of similar films, the star power of the lead actors, the rating and genre of the film, pre-release market research (including test market screenings) and the expected number of theaters in which the film will be released. In the absence of revenues directly related to the exhibition of a film or television program that is owned by the Company on the Company’s television networks or premium pay television or streaming services, management estimates a portion of the unamortized costs that are representative of the utilization of that film or television program in that exhibition and expenses such costs as the film or television program is exhibited. The period over which ultimate revenues are estimated is generally not to exceed ten years from the initial release of a motion picture or from the date of delivery of the first episode of an episodic television series. For an episodic television series still in production, the period over which ultimate revenues are estimated cannot exceed five years from the date of delivery of the most recent episode. Management updates such estimates based on information available during the film’s production and, upon release, the actual results of each film. Changes in estimates of ultimate revenues from period to period affect the amount of production costs amortized in a given period and, therefore, could have an impact on the segment’s financial results for that period. For example, prior to a film’s release, the Company often will test market the film to the film’s targeted demographic. If the film is not received favorably, the Company may (i) reduce the film’s estimated ultimate revenues, (ii) revise the film, which could cause the production costs to increase, or (iii) perform a combination of both. Similarly, a film that generates lower-than-expected theatrical revenues in its initial weeks of release would have its theatrical, home video and television distribution ultimate revenues adjusted downward. A failure to adjust for a downward change in estimates of ultimate revenues would result in the understatement of production costs amortization for the period. The Company recorded production cost amortization of $4.384 billion, $4.229 billion and $3.873 billion in 2015, 2014 and 2013, respectively. Included in production cost amortization are film impairments, primarily related to pre-release theatrical films, of $80 million, $86 million and $51 million in 2015, 2014 and 2013, respectively.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Licensed Programming Inventory Cost Recognition and Impairment

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

For the Company’s advertising-supported networks, the Company’s general policy is to amortize each program’s costs on a straight-line basis (or per-play basis, if greater) over its license period. However, for certain types of programming, the initial airing has more value than subsequent airings. In these circumstances, the Company uses an accelerated method of amortization. For example, if the Company is licensing the right to air a movie multiple times over a certain period, the movie is being shown for the first time on a Company network (a “Network Movie Premiere”) and the Network Movie Premiere advertising is sold at a premium rate, a larger portion of the movie’s programming inventory cost is amortized upon the initial airing of the movie, with the remaining cost amortized on a straight-line basis (or per-play basis, if greater) over the remaining license period. The accelerated amortization upon the first airing versus subsequent airings is determined based on a study of historical and estimated future advertising sales for similar programming. For rights fees paid for sports programming arrangements (e.g., National Basketball Association, The National Collegiate Athletic Association (“NCAA”) Men’s Division I Basketball championship events (the “NCAA Tournament”) and Major League Baseball), such rights fees are amortized using a revenue-forecast model, in which the rights fees are amortized using the ratio of current period advertising revenue to total estimated remaining advertising revenue over the term of the arrangement.

For premium pay television and streaming services that are not advertising-supported, each licensed program’s costs are amortized on a straight-line basis over its license period or estimated period of use, beginning with the month of initial exhibition. When the Company has the right to exhibit feature theatrical programming in multiple windows over a number of years, the Company uses historical audience viewership as its basis for determining the amount of programming amortization attributable to each window.

The Company carries its licensed programming inventory at the lower of unamortized cost or estimated net realizable value. For networks that generate both Advertising and Subscription revenues (e.g., TBS and TNT), the Company generally evaluates the net realizable value of unamortized programming costs based on the network’s programming taken as a whole. In assessing whether the programming inventory for a particular advertising-supported network is impaired, the Company determines the net realizable value for all of the network’s programming inventory based on a projection of the network’s profitability. Similarly, for premium pay television and streaming services that are not advertising-supported, the Company performs its evaluation of the net realizable value of unamortized programming costs based on the premium pay television and streaming services’ licensed programming taken as a whole. Specifically, the Company determines the net realizable value for all of its premium pay television and streaming service licensed programming based on projections of estimated Subscription revenues less certain costs of delivering and distributing the licensed programming. However, changes in management’s intended usage of a specific program, such as a decision to no longer exhibit that program and forego the use of the rights associated with the program license, would result in a reassessment of that program’s net realizable value, which could result in an impairment.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Videogame development costs are expensed as incurred before the applicable videogames reach technological feasibility. Upon release, the capitalized videogame development costs are amortized based on the greater of the amount computed using (i) the proportion of the videogame’s revenues recognized for such period to the videogame’s total current and anticipated revenues or (ii) the straight-line method over the remaining economic life of the videogame. Unamortized capitalized videogame production and development costs are stated at the lower of cost, less accumulated amortization, or net realizable value and reported in Other assets on the Consolidated Balance Sheet. At December 31, 2015 and 2014, there were $201 million and $277 million, respectively, of unamortized computer software costs related to videogames. Amortization of such costs was $214 million, $115 million and $180 million for the years ended December 31, 2015, 2014 and 2013, respectively. Included in such amortization are writedowns to net realizable value of certain videogame production costs of $17 million, $51 million and $53 million in 2015, 2014 and 2013, respectively.

Barter Transactions

Time Warner enters into transactions that involve the exchange of advertising, in part, for other products and services, such as a license for programming. Such transactions are recognized by the programming licensee (e.g., a television network) as programming inventory and deferred advertising revenue at the estimated fair value when the product is available for telecast. Barter programming inventory is amortized in the same manner as the non-barter component of the licensed programming, and Advertising revenue is recognized when advertising spots are delivered. From the perspective of the programming licensor (e.g., a film studio), incremental licensing revenue is recognized when the barter advertising spots are exhibited.

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

In most cases, the form of the co-financing arrangement is the sale of an interest in a film to an investor. Warner Bros. generally records the amounts received for the sale of an interest as a reduction of the costs of the film, as the investor assumes full risk for that share of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, in each period the Company reflects in the Consolidated

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Statement of Operations either a charge or benefit to Costs of revenues to reflect the estimate of the third-party investor’s interest in the profits or losses incurred on the film. The estimate of the third-party investor’s interest in profits or losses incurred on the film is determined using the film forecast computation method. For the years ended December 31, 2015, 2014 and 2013, net participation costs related to third party investors of $406 million, $580 million and $522 million, respectively, were recorded in Costs of revenues.

The aggregate programming rights fee, production costs, advertising revenues and sponsorship revenues related to the NCAA Tournament and related programming are equally shared by Turner and CBS. However, if the amount paid for the programming rights fee and production costs in any given year exceeds advertising and sponsorship revenues for that year, CBS’ share of such shortfall is limited to specified annual amounts (the “loss cap”), ranging from approximately $90 million to $30 million. The amounts incurred by the Company pursuant to the loss cap during the years ended December 31, 2015 and 2014 were not significant. In accounting for this arrangement, the Company records Advertising revenues for the advertisements aired on Turner’s networks and amortizes Turner’s share of the programming rights fee based on the ratio of current period advertising revenues to its estimate of total advertising revenues over the term of the arrangement.

Advertising Costs

Time Warner expenses advertising costs as they are incurred, which generally is when the advertising is exhibited or aired. Advertising expense to third parties was $2.586 billion in 2015, $2.430 billion in 2014 and $2.447 billion in 2013.

Income Taxes

Income taxes are provided using the asset and liability method, such that income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating losses, capital losses and tax credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and general business credit carryforwards acquired in acquisitions accounted for using the purchase method of accounting is recognized in the Consolidated Statement of Operations. Tax credits received for the production of a film or program are offset against the cost of inventory capitalized. Deferred tax assets are included in Other assets in the Consolidated Balance Sheet.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Discontinued Operations

In determining whether a group of assets disposed (or to be disposed) of should be presented as a discontinued operation for periods beginning January 1, 2015, the Company assesses whether the disposal (or planned disposal) represents a strategic shift that has had or will have a major effect on the Company’s operations and financial results.

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

Goodwill

The following summary of changes in the Company’s Goodwill during the years ended December 31, 2015 and 2014, by reportable segment, is as follows (millions):

	Turner	Home Box Office	Warner Bros.	Total
Balance at December 31, 2013	$13,980	$7,431	$5,990	$27,401
Acquisitions, dispositions and adjustments, net	(6)	2	206	202
Translation adjustments	(18)	—	(20)	(38)

Balance at December 31, 2014	$13,956	$7,433	$6,176	$27,565
Acquisitions, dispositions and adjustments, net	176	—	8	184
Translation adjustments	(24)	—	(36)	(60)

Balance at December 31, 2015	$14,108	$7,433	$6,148	$27,689

The carrying amount of goodwill for all periods presented was net of accumulated impairments of $13.338 billion and $4.091 billion at the Turner segment and the Warner Bros. segment, respectively.

The performance of the Company’s annual impairment analysis did not result in any impairments of Goodwill for any of the years in the three-year period ended December 31, 2015. Refer to Note 1 for a discussion of the 2015 annual impairment test.

The increase in Goodwill at the Turner segment for the year ended December 31, 2015 is primarily related to the acquisition of iStreamPlanet Co., LLC (“iStreamPlanet”) and the increase at the Warner Bros. segment for the year ended December 31, 2014 is primarily related to the acquisition of the operations outside the U.S. of Eyeworks Group (see Note 3 for additional information).

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible Assets

The Company recorded noncash impairments of intangible assets during the years ended December 31, 2015, 2014 and 2013 by reportable segment, as follows (millions):

	Year Ended December 31,
	2015	2014	2013
Turner	$1	$1	$18
Home Box Office	—	4	—
Warner Bros.	—	13	1

Time Warner	$1	$18	$19

The Company’s intangible assets subject to amortization and related accumulated amortization consisted of the following (millions):

	December 31, 2015			December 31, 2014
	Gross	Accumulated Amortization (a)	Net	Gross	Accumulated Amortization (a)	Net
Intangible assets subject to amortization:
Film library	$3,432	$(2,776)	$656	$3,432	$(2,635)	$797
Brands, tradenames and other intangible assets	716	(423)	293	710	(366)	344

Total	$4,148	$(3,199)	$949	$4,142	$(3,001)	$1,141

(a)

The film library has a weighted-average remaining life of approximately 5 years and is amortized using a film forecast computation methodology. Amortization of brands, tradenames and other intangible assets subject to amortization is provided generally on a straight-line basis over their respective useful lives.

The Company recorded amortization expense of $189 million in 2015 compared to $202 million in 2014 and $209 million in 2013. Amortization expense may vary in the future as acquisitions, dispositions and impairments, if any, occur and as purchase price allocations are finalized. The Company’s estimated amortization expense for the succeeding five years ended December 31 is as follows (millions):

	2016	2017	2018	2019	2020
Estimated amortization expense	$188	$174	$166	$157	$143

3.       DISPOSITIONS AND ACQUISITIONS

Dispositions

Separation of Time Inc.

As discussed in Note 1, the Time Separation was completed on June 6, 2014. The Time Separation was effected as a pro rata dividend of all shares of Time Inc. common stock held by Time Warner in a spin-off to Time Warner stockholders. With the completion of the Time Separation, the Company disposed of the Time Inc. segment in its entirety and ceased to consolidate its assets, liabilities and results of operations in the Company’s consolidated financial statements. Accordingly, the Company has presented the financial position and results of operations of its former Time Inc. segment as discontinued operations in the consolidated financial statements for all periods presented.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In connection with the Time Separation, the Company received $1.4 billion from Time Inc., consisting of proceeds relating to Time Inc.’s acquisition of the IPC publishing business in the U.K. from a wholly-owned subsidiary of Time Warner and a special dividend.

Acquisitions

iStreamPlanet

In August 2015, Turner acquired a majority ownership interest in iStreamPlanet, a provider of streaming and cloud-based video and technology services, for $148 million, net of cash acquired. As a result of Turner’s acquisition of the additional interests in iStreamPlanet, Turner recorded a $3 million gain on a previously held investment accounted for under the cost method and began consolidating iStreamPlanet in the third quarter of 2015. In connection with the acquisition, $29 million of Redeemable noncontrolling interest was recorded in the Consolidated Balance Sheet.

Eyeworks

On June 2, 2014, Warner Bros. acquired the operations outside the U.S. of Eyeworks Group, a television production and distribution company, which are located in 15 countries (across Europe and South America and in Australia and New Zealand) for approximately $267 million, net of cash acquired.

CME

Central European Media Enterprises Ltd. (“CME”) is a publicly-traded broadcasting company operating leading networks in six Central and Eastern European countries. During 2014 and 2013, the Company acquired additional interests in CME for $396 million and $288 million, respectively. For more information about the Company’s investments in and transactions with CME, see Note 4.

HBO Asia and HBO South Asia

In September 2013, Home Box Office purchased its partner’s interests in HBO Asia and HBO South Asia (collectively, “HBO Asia”) for $37 million in cash, net of cash acquired. HBO Asia operates HBO- and Cinemax- branded premium pay, basic tier television and streaming services serving over 15 countries in Asia. As a result of this acquisition, Home Box Office owns 100% of HBO Asia and has consolidated its results of operations and financial condition effective September 30, 2013. For the year ended December 31, 2013, Home Box Office recognized a $104 million gain upon Home Box Office’s acquisition of its former partner’s interests in HBO Asia.

Summary of Discontinued Operations

Discontinued operations, net of tax, for the year ended December 31, 2015 was income of $37 million ($0.04 of diluted net income per common share), primarily related to the final resolution of a tax indemnification obligation associated with the disposition of Warner Music Group in 2004.

For the years ended December 31, 2014 and 2013, discontinued operations primarily reflect the results of the Company’s former Time Inc. segment. In addition, during 2013, the Company recognized additional net tax benefits of $137 million associated with certain foreign tax attributes of Warner Music Group.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Discontinued operations for the years ended December 31, 2014 and 2013 is as follows (millions, except per share amounts):

	Year Ended December 31,
	2014	2013
Total revenues	$1,415	$3,334
Pretax income (loss)	(98)	335
Income tax benefit (provision)	31	2

Net income (loss)	$(67)	$337

Net income (loss) attributable to Time Warner Inc. shareholders	$(67)	$337

Per share information attributable to Time Warner Inc. common shareholders:
Basic net income (loss) per common share	$(0.07)	$0.36

Average common shares outstanding — basic	863.3	920.0

Diluted net income (loss) per common share	$(0.07)	$0.36

Average common shares outstanding — diluted	882.6	942.6

4.       INVESTMENTS

Time Warner’s investments, by category, consist of (millions):

	December 31,
	2015	2014
Equity-method investments	$1,363	$898
Fair-value and other investments:
Deferred compensation investments, recorded at fair value	160	195
Deferred compensation insurance-related investments, recorded at cash surrender value	402	410
Available-for-sale securities	85	79
Equity warrants	179	242

Total fair-value and other investments	826	926
Held-to-maturity securities	268	239
Cost-method investments	160	263

Total	$2,617	$2,326

Available-for-sale securities are recorded at fair value in the Consolidated Balance Sheet, and the realized gains and losses are included as a component of Other loss, net in the Consolidated Statement of Operations. The cost basis, unrealized gains and fair market value of available-for-sale securities are set forth below (millions):

	December 31,
	2015	2014
Cost basis	$63	$59
Gross unrealized gain	22	22
Gross unrealized loss	—	(2)

Fair value	$85	$79

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Gains and losses reclassified from Accumulated other comprehensive loss, net to Other loss, net in the Consolidated Statement of Operations are determined based on the specific identification method.

Investment in Hudson Yards Development Project

During 2015, the Company finalized agreements relating to the construction and development of office and studio space in the Hudson Yards development on the west side of Manhattan in order to move its Corporate headquarters and New York City-based employees to the new space. The Company will fund its proportionate share of the costs for the construction and development through HYNTH, a limited liability company that is controlled by the developer and managed by an affiliate of the developer. As of December 31, 2015 and 2014, the Company’s investment in HYNTH, which is accounted for under the equity method of accounting, was approximately $438 million and $102 million, respectively, and is included in Investments, including available-for-sale securities in the Consolidated Balance Sheet. Based on construction cost estimates and space projections as of December 31, 2015, the Company expects to invest an additional $1.7 billion, excluding interest, in the Hudson Yards development project through 2019.

CME

As of December 31, 2015, the Company had an approximate 49.4% voting interest in CME’s common stock and an approximate 75.7% economic interest in CME on a diluted basis.

As of December 31, 2015, the Company owned 61.4 million shares of CME’s Class A common stock and 1 share of Series A convertible preferred stock, which is convertible into 11.2 million shares of CME’s Class A common stock and votes with the Class A common stock on an as-converted basis. The Company accounts for its investment in CME’s Class A common stock and Series A convertible preferred stock under the equity method of accounting.

As of December 31, 2015, the Company owned all of the outstanding shares of CME’s Series B convertible redeemable preferred shares, which are non-voting and may be converted into 99.5 million shares of CME’s Class A common stock at the Company’s option at any time after June 25, 2016. The Company accounts for its investment in CME’s Series B convertible redeemable preferred shares under the cost method of accounting.

As of December 31, 2015, the Company owned 3.4 million of CME’s 15% senior secured notes due 2017 (the “Senior Secured Notes”), each consisting of a $100 principal amount plus accrued interest. The Senior Secured Notes are accounted for at their amortized cost and classified as held-to-maturity in the Consolidated Balance Sheet. At December 31, 2015, the carrying value of the Senior Secured Notes was $268 million.

As of December 31, 2015, the Company held 101 million warrants each to purchase one share of CME Class A common stock. The warrants have a four-year term that expires in May 2018 and an exercise price of $1.00 per share, do not contain any voting rights and are not exercisable until May 2016. The warrants are subject to a limited right whereby the Company can exercise any of its warrants earlier solely to own up to 49.9% of CME’s Class A common stock. The warrants are carried at fair value in the Consolidated Balance Sheet. The initial fair value of the warrants was recognized as a discount to the Senior Secured Notes and the term loan provided by the Company to CME (as described below) and a deferred gain related to the revolving credit facility provided by the Company to CME (as described below). At December 31, 2015, the carrying value of the warrants was $179 million.

As of December 31, 2015, the Company has guaranteed an aggregate amount of €486 million of CME’s obligations (as described below). In connection with these guarantees, the Company recognized a liability at the inception of each respective arrangement based on the estimated fair value of the guarantee. At December 31, 2015, the carrying value of liabilities associated with such guarantees was $66 million.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CME Public Offering of Class A Common Stock and Private Placement of Series B Convertible Redeemable Preferred Shares

During the second quarter of 2013, CME conducted a public offering of shares of its Class A common stock in which the Company purchased approximately 28.5 million shares for approximately $78 million in cash. On June 25, 2013, the Company purchased $200 million of CME’s newly-issued, non-voting Series B convertible redeemable preferred shares. The Series B convertible redeemable preferred shares will accrete in value through the third anniversary of closing at an annual rate of 7.5% compounded quarterly and from the third anniversary to the fifth anniversary of closing at an annual rate of 3.75% compounded quarterly. Thereafter, the Series B convertible redeemable preferred shares will no longer accrete in value. CME has the right from the third anniversary to pay a cash dividend to the Company in lieu of further accretion. Each Series B convertible redeemable preferred share may be converted into shares of Class A common stock at the Company’s option at any time after the third anniversary of the closing. The number of shares of Class A common stock received upon conversion would be determined by dividing the accreted value of the Series B convertible redeemable preferred shares (including any accrued but unpaid dividends) by the conversion price. In connection with the May 2014 transactions described below, the conversion price was adjusted from $3.1625 to $2.4167.

CME Rights Offering and Related Transactions

On May 2, 2014, pursuant to a rights offering by CME, Time Warner acquired approximately 2.8 million units, each consisting of a Senior Secured Note and 21 unit warrants, with each unit warrant entitling the Company to purchase one share of CME Class A common stock. In addition, Time Warner acquired 581,533 units in a private offering, and CME issued warrants to Time Warner to purchase an additional 30 million shares of Class A common stock.

CME Revolving Credit Facility and Term Loan Provided by Time Warner

On May 2, 2014, Time Warner provided CME a $115 million revolving credit facility and a $30 million term loan that mature on December 1, 2017. Following an amendment in connection with the November 2014 transactions described below, amounts outstanding under the revolving credit facility bear interest at a rate per annum based on LIBOR (subject to a minimum rate of 1.00%) plus 9%. CME can pay accrued interest for an applicable quarterly interest period either fully in cash or by adding such amount to the outstanding principal amount of the revolving credit facility. The revolving credit facility also contains a commitment fee on the average daily unused amount under the facility of 0.50% per annum. As of December 31, 2015, there were no amounts outstanding under the revolving credit facility. The $30 million term loan bears interest at a rate of 15.0% per annum, paid semi-annually either fully in cash or by adding such amount to the principal amount of the loan. As of December 31, 2015, the carrying value of the amounts outstanding under the term loan was $24 million and is classified as an other asset in the Consolidated Balance Sheet.

Time Warner Guarantees of CME Debt

On November 14, 2014, Time Warner and CME entered into an agreement pursuant to which Time Warner agreed to assist CME in refinancing $261 million aggregate principal amount of its Senior Convertible Notes due 2015 (“2015 Notes”) and €240 million aggregate principal amount of its Senior Notes due 2017 (“2017 Notes”). In connection with this agreement, CME entered into a credit agreement (the “2014 Credit Agreement”) with third-party financial institutions the same day for a €251 million senior unsecured term loan that was funded in December 2014 and matures on November 1, 2017. Time Warner has guaranteed CME’s obligations under the 2014 Credit Agreement for a fee equal to 8.5% less the interest rate on the term loan. The fee is payable to Time Warner in cash or in kind at CME’s option. CME used the proceeds of the term loan to redeem the 2017 Notes. CME also entered into unsecured interest rate hedge arrangements to protect against changes in the interest rate on the term loan during its term. Time Warner has also guaranteed CME’s obligations under the hedge arrangements.

On September 30, 2015, CME entered into a credit agreement (the “2015 Credit Agreement”) with third-party financial institutions for a €235 million senior unsecured term loan that was funded in November 2015 and matures on November 1, 2019. Time Warner has guaranteed CME’s obligations under the 2015 Credit Agreement for an annual fee equal to 8.5% less

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the interest rate on the term loan, to be paid to Time Warner semi-annually in cash or in kind at CME’s option. CME used the proceeds of the term loan to repay the $261 million aggregate principal amount of the 2015 Notes at maturity on November 15, 2015. As consideration for assisting CME in refinancing the 2015 Notes, Time Warner also earned a commitment fee of $9 million, which will accrue interest at a rate of 8.5%. In November 2015, CME entered into unsecured interest rate hedge arrangements to protect against changes in the interest rate on the term loan during its term. Time Warner has guaranteed CME’s obligations under the hedge arrangements.

Equity-Method Investments

At December 31, 2015, investments accounted for using the equity method included the Company’s investments in the Class A common stock and Series A convertible preferred stock of CME, HBO LAG (88% owned), HYNTH and certain other ventures that are generally 20% to 50% owned.

HBO LAG is a VIE because the Company’s ownership and voting rights in this entity are disproportionate and, because voting control of this entity is shared equally with the other investor in HBO LAG, the Company has determined that it is not the primary beneficiary of this VIE. As of December 31, 2015 and December 31, 2014, the Company’s aggregate investment in HBO LAG was $558 million and $568 million, respectively, and was recorded in Investments, including available-for-sale securities, in the Consolidated Balance Sheet. The investment in HBO LAG is intended to enable the Company to more broadly leverage its programming and digital strategy in the territories served and to capitalize on growing multichannel television opportunities in such territories. The Company provides programming as well as certain services, including distribution, licensing and technological and administrative support, to HBO LAG. HBO LAG is financed through cash flows from its operations, and the Company is not obligated to provide HBO LAG with any additional financial support. In addition, the assets of HBO LAG are not available to settle the Company’s obligations.

HYNTH is a VIE because the equity investment at risk is not sufficient to permit HYNTH to carry on its activities without additional subordinated financial support. The Company is not the primary beneficiary of HYNTH because it does not have the power to direct the activities that most significantly impact the entity’s economic performance.

Cost-Method Investments

The Company’s cost-method investments include its investment in the Series B convertible redeemable preferred shares of CME as well as its investments in entities such as non-public start-up companies and investment funds. The Company uses available qualitative and quantitative information to evaluate all cost-method investments for impairment at least quarterly.

Gain on Sale of Investments

For the year ended December 31, 2015, the Company recognized net gains of $59 million, primarily related to miscellaneous investments sold during the year. For the year ended December 31, 2014, the Company recognized net gains of $36 million, primarily related to miscellaneous investments sold during the year. For the year ended December 31, 2013, the Company recognized net gains of $76 million primarily related to a gain on the sale of the Company’s investment in a theater venture in Japan. These amounts have been reflected in Other loss, net in the Consolidated Statement of Operations.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investment Writedowns

For the years ended December 31, 2015, 2014 and 2013, the Company incurred writedowns to reduce the carrying value of certain investments that experienced other-than-temporary impairments, as set forth below (millions):

	December 31,
	2015	2014	2013
Equity-method investments	$2	$21	$5
Cost-method investments	6	8	5
Available-for-sale securities	19	6	7

Total	$27	$35	$17

These amounts have been reflected in Other loss, net in the Consolidated Statement of Operations.

While Time Warner has recognized all declines that are believed to be other-than-temporary as of December 31, 2015, it is reasonably possible that individual investments in the Company’s portfolio may experience other-than-temporary declines in value in the future if the underlying investees experience poor operating results or the U.S. or certain foreign equity markets experience declines in value.

5.       FAIR VALUE MEASUREMENTS

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of December 31, 2015 and December 31, 2014, respectively (millions):

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Diversified equity securities (a)	$179	$—	$—	$179	$232	$5	$—	$237
Available-for-sale securities:
Equity securities	15	—	—	15	19	—	—	19
Debt securities	—	70	—	70	—	60	—	60
Derivatives:
Foreign exchange contracts	—	79	—	79	—	61	—	61
Other	—	—	180	180	—	—	247	247
Liabilities:
Derivatives:
Foreign exchange contracts	—	(2)	—	(2)	—	(3)	—	(3)
Other	—	—	(7)	(7)	—	—	(6)	(6)

Total	$194	$147	$173	$514	$251	$123	$241	$615

(a)	Consists of investments related to deferred compensation.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company primarily applies the market approach for valuing recurring fair value measurements. As of December 31, 2015 and 2014, assets and liabilities valued using significant unobservable inputs (Level 3) primarily related to warrants to purchase shares of Class A common stock of CME valued at $179 million and $242 million, respectively. The Company estimates the fair value of these warrants using a Monte Carlo Simulation model. Significant unobservable inputs used in the fair value measurement at December 31, 2015 are an expected term of 1.44 years and an expected volatility of approximately 59%. The other Level 3 assets and liabilities consisted of assets related to equity instruments held by employees of a former subsidiary of the Company, liabilities for contingent consideration and options to redeem securities.

The following table reconciles the beginning and ending balances of net derivative assets and liabilities classified as Level 3 and identifies the total gains (losses) the Company recognized during the year ended December 31, 2015 and 2014 on such assets and liabilities that were included in the Consolidated Balance Sheet as of December 31, 2015 and 2014 (millions):

	December 31,
	2015	2014
Balance as of the beginning of the period	$241	$1
Total gains (losses), net:
Included in operating income	(1)	—
Included in other loss, net	(65)	31
Included in other comprehensive income (loss)	—	—
Purchases	—	213
Settlements	(2)	(20)
Issuances	—	16
Transfers in and/or out of Level 3	—	—

Balance as of the end of the period	$173	$241

Net gain (loss) for the period included in net income related to assets and liabilities still held as of the end of the period	$(66)	$32

Other Financial Instruments

The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at December 31, 2015, the fair value of Time Warner’s debt exceeded its carrying value by approximately $2.490 billion and, based on interest rates prevailing at December 31, 2014, the fair value of Time Warner’s debt exceeded its carrying value by approximately $4.364 billion. The fair value of Time Warner’s debt was considered a Level 2 measurement as it was based on observable market inputs such as current interest rates and, where available, actual sales transactions. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt is retired prior to its maturity.

Information as of December 31, 2015 about the Company’s investments in CME that are not required to be carried at fair value on a recurring basis is as follows (millions):

	Carrying Value	Fair Value	Fair Value Hierarchy
Class A common stock (a)	$—	$195	Level 1
Series B convertible redeemable preferred shares	—	268	Level 2
Senior secured notes	268	420	Level 2

(a)	Includes 1 share of Series A convertible preferred stock.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair values of the Company’s investments in CME’s Class A common stock (including Series A convertible preferred stock) and Series B convertible redeemable preferred shares are primarily determined by reference to the December 31, 2015 closing price of CME’s common stock. The fair value of the Company’s investment in CME’s Senior Secured Notes is primarily determined by reference to observable sales transactions.

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

During the year ended December 31, 2015, the Company performed an impairment review of certain intangible assets at an international subsidiary of Turner. As a result, the Company recorded a noncash impairment of $1 million to completely write off the value of these assets. During the year ended December 31, 2014, the Company performed impairment reviews of a tradename at Warner Bros., as well as certain intangible assets at international subsidiaries of Turner and Home Box Office. As a result, the Company recorded noncash impairments of $17 million to write down the value of these assets to $12 million. The resulting fair value measurements were considered to be Level 3 measurements and were determined using a discounted cash flow (“DCF”) methodology with assumptions for cash flows associated with the use and eventual disposition of the assets.

During the years ended December 31, 2015 and December 31, 2014, the Company also performed fair value measurements related to certain theatrical films and television programs. In determining the fair value of its theatrical films, the Company employs a DCF methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros.) plus a risk premium representing the risk associated with producing a particular theatrical film. The fair value of any theatrical films and television programs that management plans to abandon is zero. Because the primary determination of fair value is made using a DCF model, the resulting fair value is considered a Level 3 measurement. The following table presents certain theatrical film and television production costs, which were recorded as inventory in the Consolidated Balance Sheet, that were written down to fair value (millions):

	Carrying value before write down	Carrying value after write down
Fair value measurements made during the year ended December 31,:
2015	$419	$215
2014	331	201

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.       INVENTORIES AND THEATRICAL FILM AND TELEVISION PRODUCTION COSTS

Inventories and theatrical film and television production costs consist of (millions):

	December 31,
	2015	2014
Inventories:
Programming costs, less amortization	$3,067	$3,251
Other inventory, primarily DVDs and Blu-ray Discs	263	228

Total inventories	3,330	3,479
Less: current portion of inventory	(1,753)	(1,700)

Total noncurrent inventories	1,577	1,779

Theatrical film production costs:(a)
Released, less amortization	570	641
Completed and not released	374	379
In production	1,612	1,266
Development and pre-production	123	105
Television production costs:(a)
Released, less amortization	1,301	1,251
Completed and not released	872	521
In production	1,158	889
Development and pre-production	13	10

Total theatrical film and television production costs	6,023	5,062

Total noncurrent inventories and theatrical film and television production costs	$7,600	$6,841

(a)

Does not include $656 million and $797 million of acquired film library intangible assets as of December 31, 2015 and December 31, 2014, respectively, which are included in Intangible assets subject to amortization, net in the Consolidated Balance Sheet.

Approximately 90% of unamortized film costs for released theatrical and television content are expected to be amortized within three years from December 31, 2015. In addition, approximately $2.2 billion or 71% of the film costs of released and completed and not released theatrical and television product are expected to be amortized during the twelve-month period ending December 31, 2016.

7.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The translation of revenues and expenses denominated in the functional currency of a foreign subsidiary may result in fluctuations in the U.S. Dollar-equivalent value of such revenues and expenses as compared to prior periods. Such transactions are not eligible for qualifying hedge accounting treatment, and the Company does not economically hedge this exposure.

Net gains and losses from hedging activities recognized in the Consolidated Statement of Operations were as follows (millions):

	Year Ended December 31,
	2015	2014	2013
Gains (losses) recognized in:
Cost of revenues	$127	$54	$20
Selling, general and administrative	21	5	4
Other loss, net	(26)	—	1

Amounts included in Other loss, net primarily relate to the impact of forward points, which are excluded from the assessment of hedge effectiveness. Other amounts included in Other loss, net relate to hedge ineffectiveness and option premiums which are not material.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions and has entered into collateral agreements with certain of these counterparties to further protect the Company in the event of deterioration of the credit quality of such counterparties on outstanding transactions. Additionally, netting provisions are included in agreements in situations where the Company executes multiple contracts with the same counterparty. For such foreign exchange contracts, the Company offsets the fair values of the amounts owed to or due from the same counterparty and classifies the net amount as a net asset or net liability within Prepaid expenses and other current assets or Accounts payable and accrued liabilities, respectively, in the Consolidated Balance Sheet. The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to Time Warner’s use of foreign currency derivatives at December 31, 2015 and December 31, 2014 (millions):

	December 31,
	2015 (a)	2014 (b)
Prepaid expenses and other current assets	$79	$61
Accounts payable and accrued liabilities	(2)	(3)

(a)

Includes $198 million ($194 million of qualifying hedges and $4 million of economic hedges) and $121 million ($116 million of qualifying hedges and $5 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

(b)

Includes $139 million ($92 million of qualifying hedges and $47 million of economic hedges) and $81 million ($65 million of qualifying hedges and $16 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

At December 31, 2015 and December 31, 2014, $29 million and $20 million of gains, respectively, related to cash flow hedges are recorded in Accumulated other comprehensive loss, net and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in Accumulated other comprehensive loss, net at December 31, 2015 and December 31, 2014 are net losses of $9 million and $5 million, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

At December 31, 2015, the carrying amount of the Company’s €700 million aggregate principal amount of debt is designated as a hedge of the variability in the Company’s Euro-denominated net investments. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within Accumulated other comprehensive loss, net in the Consolidated Balance Sheet. For the year ended December 31, 2015, such amounts totaled $1 million of gains. See Note 8, “Long-Term Debt and Other Financing Arrangements,” for more information.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.       LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The Company’s long-term debt and other financing arrangements consist of revolving bank credit facilities, a commercial paper program, fixed-rate public debt and other obligations. The principal amounts of long-term debt adjusted for premiums, discounts and issuance costs consist of (millions):

	December 31,
	2015	2014
Fixed-rate public debt	$23,572	$21,809
Other obligations	220	572

Subtotal	23,792	22,381
Debt due within one year	(198)	(1,118)

Total long-term debt	$23,594	$21,263

The Company’s unused committed capacity as of December 31, 2015 was $7.177 billion, including $2.155 billion of Cash and equivalents. At December 31, 2015, there were no borrowings outstanding under the Revolving Credit Facilities, as defined below, and no commercial paper was outstanding under the commercial paper program. The Revolving Credit Facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted-average interest rate on Time Warner’s total debt was 5.65% and 5.83% at December 31, 2015 and 2014, respectively.

Revolving Credit Facilities and Commercial Paper Program

Revolving Credit Facilities

On December 18, 2015, Time Warner amended its $5.0 billion of senior unsecured credit facilities (the “Revolving Credit Facilities”), which consist of two $2.5 billion revolving credit facilities, to extend the maturity dates of both facilities from December 18, 2019 to December 18, 2020.

The permitted borrowers under the Revolving Credit Facilities are Time Warner and Time Warner International Finance Limited (“TWIFL” and, together with Time Warner, the “Borrowers”). The interest rate on borrowings and facility fees under the Revolving Credit Facilities are the same for both revolving credit facilities and are based on the credit rating for Time Warner’s senior unsecured long-term debt. Based on the credit rating as of December 31, 2015, the interest rate on borrowings under the Revolving Credit Facilities would be LIBOR plus 1.10% per annum and the facility fee was 0.15% per annum.

The Revolving Credit Facilities provide same-day funding and multi-currency capability, and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The covenants in the Revolving Credit Facilities include a maximum consolidated leverage ratio covenant of 4.5 times the consolidated EBITDA, as defined in the Revolving Credit Facilities, of Time Warner, but exclude any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in Time Warner’s financial condition or results of operations. The terms and related financial metrics associated with the leverage ratio are defined in the Revolving Credit Facilities. At December 31, 2015, the Company was in compliance with the leverage covenant, with a consolidated leverage ratio of approximately 2.9 times. Borrowings under the Revolving Credit Facilities may be used for general corporate purposes, and unused credit is available to support borrowings by Time Warner under its commercial paper program. The Revolving Credit Facilities also contain certain events of default customary for credit facilities of this type (with customary grace periods, as applicable). The Borrowers may from time to time, so long as no default or event of default has occurred and is continuing, increase the commitments under either or both of the Revolving Credit Facilities by up to $500 million per facility by adding new commitments or increasing the commitments of willing lenders. The obligations of each of the Borrowers under the Revolving Credit Facilities are directly or indirectly guaranteed, on an

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

unsecured basis, by Historic TW Inc. (“Historic TW”), Home Box Office and Turner. The obligations of TWIFL under the Revolving Credit Facilities are also guaranteed by Time Warner.

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

Public Debt

Time Warner and one of its subsidiaries have various public debt issuances outstanding. At issuance, the maturities of these outstanding series of debt ranged from five to 40 years and the interest rates on debt with fixed interest rates ranged from 1.95% to 9.15%. At December 31, 2015 and 2014, the weighted average interest rate on the Company’s outstanding fixed-rate public debt was 5.67% and 5.92%, respectively. At December 31, 2015, the Company’s fixed-rate public debt had maturities ranging from 2016 to 2045.

Debt Offerings

On June 4, 2015, Time Warner issued $2.1 billion aggregate principal amount of debt securities under a shelf registration statement, consisting of $1.5 billion aggregate principal amount of 3.60% Notes due 2025 and $600 million aggregate principal amount of 4.85% Debentures due 2045. The securities are guaranteed, on an unsecured basis, by Historic TW. In addition, Turner and Home Box Office guarantee, on an unsecured basis, Historic TW’s guarantee of the securities. The net proceeds from the offering were $2.083 billion, after deducting underwriting discounts and offering expenses. The Company used a portion of the net proceeds from the offering to retire at maturity the $1.0 billion aggregate principal amount outstanding of its 3.15% Notes due July 15, 2015. The remainder of the net proceeds will be used for general corporate purposes, including share repurchases.

On July 28, 2015, Time Warner issued €700 million aggregate principal amount of 1.95% Notes due 2023 under a shelf registration statement. The notes are guaranteed, on an unsecured basis, by Historic TW. In addition, Turner and Home Box Office guarantee, on an unsecured basis, Historic TW’s guarantee of the notes. The net proceeds from the offering were €693 million, after deducting underwriting discounts and offering expenses, and will be used for general corporate purposes. In addition, the Company has designated these notes as a hedge of the variability in the Company’s Euro-denominated net investments. See Note 7, “Derivative Instruments and Hedging Activities,” to the accompanying consolidated financial statements for more information.

On November 20, 2015, Time Warner issued $900 million aggregate principal amount of debt securities under a shelf registration statement, consisting of $600 million aggregate principal amount of 3.875% Notes due 2026 and $300 million additional aggregate principal amount of 4.85% Debentures due 2045 (the “Additional Debentures”). The Additional Debentures constitute an additional issuance of, form a single series with, and trade interchangeably with, the outstanding 4.85% Debentures due 2045 issued by Time Warner on June 4, 2015. The securities are guaranteed, on an unsecured basis, by Historic TW. In addition, Turner and Home Box Office guarantee, on an unsecured basis, Historic TW’s guarantee of the securities. The net proceeds from the offering were $884 million, after deducting underwriting discounts and offering expenses, and will be used for general corporate purposes.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Debt Tender Offer and Redemption

In June 2015, Time Warner purchased $687 million aggregate principal amount of the $1.0 billion aggregate principal amount outstanding of its 5.875% Notes due 2016 (the “2016 Notes”) through a tender offer. In August 2015, the Company redeemed the $313 million aggregate principal amount of the 2016 Notes that remained outstanding following the tender offer. The premiums paid and costs incurred in connection with this purchase and redemption were $71 million for the year ended December 31, 2015 and were recorded in Other loss, net in the accompanying Consolidated Statement of Operations.

Maturities of Public Debt

The Company’s public debt matures as follows (millions):

	2016	2017	2018	2019	2020	Thereafter
Debt	$150	$500	$600	$650	$1,400	$20,501

Covenants and Credit Rating Triggers

Each of the credit agreements for the Revolving Credit Facilities (the “Credit Agreement”) and the Company’s public debt indentures contain customary covenants. A breach of the covenants in the Credit Agreement that continues beyond any grace period constitutes a default, which can limit the Company’s ability to borrow and can give rise to a right of the lenders to terminate the Revolving Credit Facilities and/or require immediate payment of any outstanding debt. A breach of the covenants in the public debt indentures beyond any grace period constitutes a default, which can require immediate payment of the outstanding debt. There are no credit ratings-based defaults or covenants in the Credit Agreement or public debt indentures.

The interest rate on borrowings under the Revolving Credit Facilities and the facility fee are based in part on the Company’s credit ratings. Therefore, if the Company’s credit ratings are lowered, the cost of maintaining the Revolving Credit Facilities and the cost of borrowing increase and, conversely, if the ratings improve, such costs decrease. As of December 31, 2015, the Company’s investment grade debt ratings were as follows: Fitch BBB+, Moody’s Baa2, and S&P BBB.

As of December 31, 2015, the Company was in compliance with all covenants in the Credit Agreement and its public debt indentures. The Company does not anticipate that it will have any difficulty in the foreseeable future complying with the covenants in its Credit Agreement or public debt indentures.

Other Obligations

Other long-term debt obligations consist of capital lease and other obligations, including committed financings by subsidiaries under local bank credit agreements. At December 31, 2015 and 2014, the weighted average interest rate for other long-term debt obligations was 3.32% and 2.59%, respectively. Other long-term debt obligations of $125 million mature in 2018.

Capital Leases

The Company has entered into various leases primarily related to network equipment that qualify as capital lease obligations. As a result, the present value of the remaining future minimum lease payments is recorded as a capitalized lease asset and related capital lease obligation in the Consolidated Balance Sheet. Assets recorded under capital lease obligations totaled $125 million and $113 million as of December 31, 2015 and 2014, respectively. Related accumulated amortization totaled $81 million and $69 million as of December 31, 2015 and 2014, respectively.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future minimum capital lease payments at December 31, 2015 are as follows (millions):

2016	$14
2017	12
2018	11
2019	10
2020	7
Thereafter	7

Total	61
Amount representing interest	(9)

Present value of minimum lease payments	52
Current portion	(11)

Total long-term portion	$41

9.       INCOME TAXES

Domestic and foreign income before income taxes and discontinued operations are as follows (millions):

	Year Ended December 31,
	2015	2014	2013
Domestic	$4,733	$4,296	$4,836
Foreign	713	383	132

Total	$5,446	$4,679	$4,968

Current and Deferred income taxes (tax benefits) provided on Income from continuing operations are as follows (millions):

	Year Ended December 31,
	2015	2014	2013
Federal:
Current	$844	$128	$494
Deferred	349	152	802
Foreign:
Current (a)	337	466	348
Deferred	(29)	—	(21)
State and Local:
Current	142	25	13
Deferred	8	14	(22)

Total (b)	$1,651	$785	$1,614

(a)	Includes foreign withholding taxes of $236 million in 2015, $279 million in 2014 and $273 million in 2013.
(b)	Excludes excess tax benefits from equity awards allocated directly to contributed capital of $151 million in 2015, $179 million in 2014 and $179 million in 2013.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below (millions):

	Year Ended December 31,
	2015	2014	2013
Taxes on income at U.S. federal statutory rate	$1,906	$1,638	$1,739
State and local taxes, net of federal tax effects	68	64	72
Domestic production activities deduction	(101)	(114)	(133)
Foreign rate differential	(129)	(20)	(10)
Federal tax settlement	—	(687)	—
Valuation allowances	(29)	(226)	3
Other	(64)	130	(57)

Total	1,651	785	1,614

Significant components of Time Warner’s net deferred tax liabilities are as follows (millions):

	December 31,
	2015	2014
Deferred tax assets:
Tax attribute carryforwards(a)	$299	$305
Receivable allowances and return reserves	158	168
Royalties, participations and residuals	457	429
Equity-based compensation	188	218
Amortization	36	231
Other	1,322	1,407
Valuation allowances(a)	(233)	(275)

Total deferred tax assets	$2,227	$2,483

Deferred tax liabilities:
Assets acquired in business combinations	$2,817	$2,874
Unbilled television receivables	1,117	998
Depreciation	235	264
Other	378	367

Total deferred tax liabilities	4,547	4,503

Net deferred tax liability	$2,320	$2,020

(a)

The Company has recorded valuation allowances for certain tax attribute carryforwards and other deferred tax assets due to uncertainty that exists regarding future realizability. The tax attribute carryforwards consist of $47 million of tax credits, $41 million of capital losses and $211 million of net operating losses that expire in varying amounts from 2016 through 2035. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be recognized in the Consolidated Statement of Operations.

U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $1.1 billion at December 31, 2015. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

For accounting purposes, the Company records equity-based compensation expense and a related deferred tax asset for the future tax deductions it may receive. For income tax purposes, the Company receives a tax deduction equal to the stock price on the date that an RSU (or PSU) vests or the excess of the stock price over the exercise price of an option upon exercise. The deferred tax asset consists of amounts relating to individual unvested and/or unexercised equity-based

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

compensation awards; accordingly, deferred tax assets related to certain equity awards may currently be in excess of the tax benefit ultimately received. The applicable accounting rules require that the deferred tax asset related to an equity-based compensation award be reduced only at the time the award vests (in the case of an RSU or PSU), is exercised (in the case of a stock option) or otherwise expires or is canceled. This reduction is recorded as an adjustment to Additional paid-in capital (“APIC”), to the extent that the realization of excess tax deductions on prior equity-based compensation awards were recorded directly to APIC. The cumulative amount of such excess tax deductions is referred to as the Company’s “APIC Pool.” Any shortfall balance recognized in excess of the Company’s APIC Pool is charged to Income tax provision in the Consolidated Statement of Operations. The Company’s APIC Pool was sufficient to absorb any shortfalls such that no shortfalls were charged to the Income tax provision during the years ended December 31, 2015, 2014 and 2013.

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

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, from January 1 through December 31 are set forth below (millions):

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$1,327	$2,169	$2,203
Additions for prior year tax positions	61	87	124
Additions for current year tax positions	62	69	76
Reductions for prior year tax positions	(75)	(968)	(140)
Settlements	(40)	(8)	(84)
Lapses in statute of limitations	(5)	(22)	(10)

Ending balance	$1,330	$1,327	$2,169

Should the Company’s position with respect to these uncertain tax positions be upheld, the significant majority of the effect would be recorded in the Consolidated Statement of Operations as part of the Income tax provision.

During the year ended December 31, 2015, the Company recorded an increase to interest reserves in the Consolidated Statement of Operations of approximately $55 million and made interest payments in connection with settlements reached during 2015 of approximately $19 million. During the year ended December 31, 2014, the Company recorded a decrease to interest reserves in the Consolidated Statement of Operations of approximately $62 million and made interest payments in connection with settlements reached during 2014 of approximately $12 million. The amount accrued for interest and penalties as of December 31, 2015 and 2014 was $382 million and $346 million, respectively. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.

In the Company’s judgment, uncertainties related to certain tax matters are reasonably possible of being resolved during the next twelve months. The effect of the resolutions of these matters, a portion of which could vary based on the final terms and timing of actual settlements with taxing authorities, is estimated to be a reduction of recorded unrecognized tax benefits ranging from $0 to $100 million, most of which would lower the Company’s effective tax rate. The Company does not otherwise currently anticipate that its reserves related to uncertain income tax positions as of December 31, 2015 will significantly increase or decrease during the twelve-month period ended December 31, 2016; however, various events could cause the Company’s current expectations to change in the future.

During the year ended December 31, 2014, the Company recognized a tax benefit of $687 million primarily related to the reversal of certain tax reserves, including related interest accruals, in connection with a Federal tax settlement on the examination of the Company’s 2005–2007 tax returns. Certain matters involving the Company’s capital loss carryforward

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and research and development tax credits were not resolved as part of the settlement and, accordingly, the Company is pursuing resolution of such matters through the Internal Revenue Service’s (“IRS”) administrative appeals process.

The Company and its subsidiaries file income tax returns in the U.S. and various state and local and foreign jurisdictions. The IRS is currently conducting an examination of the Company’s U.S. income tax returns for the 2008 through 2010 period.

The Company filed a petition with the United States Tax Court on a matter relating to the appropriate tax characterization of stock warrants received from Google Inc. in 2002. In December 2014, the Company reached a preliminary agreement with the IRS, subject to agreement regarding certain necessary computations and the preparation and execution of definitive documentation. In February 2016, the parties reached a final agreement to resolve this matter.

As of December 31, 2015, the tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. federal	2002 and 2004 through 2015
California	2010 through 2015
New York State	2012 through 2015
New York City	2009 through 2015

10.    SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

For the years ended December 31, 2015, 2014 and 2013, the number of shares repurchased pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and their cost are as follows (millions):

	Shares Repurchased	Cost of Shares
2015	45	$3,600
2014	77	$5,500
2013	60	$3,700

In January 2016, Time Warner’s Board of Directors authorized up to $5.0 billion of share repurchases beginning January 1, 2016, including amounts available under the Company’s prior stock repurchase program at December 31, 2015. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions.

Shares Authorized and Outstanding

At December 31, 2015, shareholders’ equity of Time Warner included 795 million shares of common stock (net of 857 million shares of common stock held in treasury). As of December 31, 2015, Time Warner is authorized to issue up to 750 million shares of preferred stock, up to 8.33 billion shares of common stock and up to 600 million shares of additional series of common stock. At December 31, 2014, shareholders’ equity of Time Warner included 832 million shares of common stock (net of 820 million shares of common stock held in treasury).

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following summary sets forth the activity within Other comprehensive income (loss) (millions):

	Pretax	Tax (provision) benefit	Net of tax
Year ended December 31, 2013
Unrealized losses on foreign currency translation	$(38)	$16	$(22)
Reclassification adjustment for gains on foreign currency translation realized in net income (b)	(9)	3	(6)
Unrealized gains on securities	22	(9)	13
Unrealized gains on benefit obligation	203	(79)	124
Reclassification adjustment for losses on benefit obligation realized in net income (c)	33	(11)	22
Unrealized gains on derivative financial instruments	45	(18)	27
Reclassification adjustment for derivative financial instrument gains realized in net income (d)	(35)	14	(21)

Other comprehensive income	$221	$(84)	$137

Year ended December 31, 2014
Unrealized losses on foreign currency translation	$(243)	$15	$(228)
Unrealized losses on securities	(6)	2	(4)
Reclassification adjustment for gains on securities realized in net income (b)	(16)	6	(10)
Unrealized losses on benefit obligation	(282)	95	(187)
Reclassification adjustment for losses on benefit obligation realized in net income (c)	30	(11)	19
Unrealized gains on derivative financial instruments	13	(5)	8
Reclassification adjustment for derivative financial instrument gains realized in net income (d)	(22)	8	(14)

Other comprehensive loss	$(526)	$110	$(416)

Year ended December 31, 2015
Unrealized losses on foreign currency translation	$(319)	$30	$(289)
Reclassification adjustment for losses on foreign currency translation realized in net income (a)	5	—	5
Unrealized gains on securities	1	—	1
Unrealized losses on benefit obligation	(37)	11	(26)
Reclassification adjustment for losses on benefit obligation realized in net income (c)	33	(11)	22
Unrealized gains on derivative financial instruments	137	(49)	88
Reclassification adjustment for derivative financial instrument gains realized in net income (d)	(130)	47	(83)

Other comprehensive loss	$(310)	$28	$(282)

(a)	Pretax (gains) losses included in Gain (loss) on operating assets, net.
(b)	Pretax (gains) losses included in Other loss, net.
(c)	Pretax (gains) losses included in Selling, general and administrative expenses.
(d)	Pretax (gains) losses included in Selling, general and administrative expenses, Costs of revenues and Other loss, net are as follows (millions):

	Year Ended December 31,
	2015	2014	2013
Selling, general and administrative expenses	$(21)	$(5)	$(5)
Costs of revenues	(104)	(18)	(27)
Other loss, net	(5)	1	(3)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following summary sets forth the components of Accumulated other comprehensive loss, net of tax (millions):

	December 31,
	2015	2014

Foreign currency translation losses	$(583)	$(299)
Net unrealized gains on securities	13	12
Net derivative financial instruments gains	17	12
Net unfunded/underfunded benefit obligation	(893)	(889)

Accumulated other comprehensive loss, net	$(1,446)	$(1,164)

11.	INCOME PER COMMON SHARE

Set forth below is a reconciliation of Basic and Diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders (millions, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Income from continuing operations attributable to Time Warner Inc. shareholders	$3,796	$3,894	$3,354
Income allocated to participating securities	(11)	(14)	(16)

Income from continuing operations attributable to Time Warner Inc. common shareholders — basic	$3,785	$3,880	$3,338

Average basic common shares outstanding	814.9	863.3	920.0
Dilutive effect of equity awards	14.6	19.3	22.6

Average diluted common shares outstanding	829.5	882.6	942.6

Antidilutive common share equivalents excluded from computation	5.0	1.0	—

Income per common share from continuing operations attributable to Time Warner Inc. common shareholders:
Basic	$4.64	$4.49	$3.63
Diluted	$4.58	$4.41	$3.56

12.	EQUITY-BASED COMPENSATION

Equity Plans

The Company has one active equity plan, the Time Warner Inc. 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”), which was approved by the Company’s stockholders on May 23, 2013. Under the 2013 Stock Incentive Plan, the Company is authorized to grant equity awards to employees and non-employee directors covering an aggregate of approximately 36 million shares of the Company’s common stock. Stock options and RSUs have been granted to employees and non-employee directors of the Company. Generally, stock options are granted with exercise prices equal to the fair market value on the date of grant, vest in four equal annual installments, and expire ten years from the date of grant. RSUs granted under the 2013 Stock Incentive Plan generally vest in four equal annual installments, while RSUs granted under the Company’s prior stock incentive plans generally vest 50% on each of the third and fourth anniversaries of the date of grant. The Company also has a PSU program for executive officers who are awarded a target number of PSUs that represent the contingent (unfunded) right to receive shares of Company common stock at the end of a three-year performance period based on the performance level achieved by the Company. Stock options and RSUs generally provide for accelerated vesting upon an election to retire after reaching a specified age and years of service, as well as in certain additional circumstances for non-employee directors.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Stock Options

The table below summarizes the weighted-average assumptions used to value stock options at their grant date and the weighted-average grant date fair value per share:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	25.0%	26.6%	29.6%
Expected term to exercise from grant date	5.80 years	5.85 years	6.27 years
Risk-free rate	1.8%	1.9%	1.3%
Expected dividend yield	1.7%	1.7%	2.1%
Weighted average grant date fair value per option	$18.16	$16.94	$13.48

The following table summarizes information about stock options outstanding as of December 31, 2015:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(thousands)		(in years)	(thousands)
Outstanding as of December 31, 2014	29,821	$36.27
Granted	3,379	83.31
Exercised	(5,240)	31.27
Forfeited or expired	(218)	32.73

Outstanding as of December 31, 2015	27,742	42.98	4.86	$702,685

Exercisable as of December 31, 2015	20,576	32.62	3.60	$668,932

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2015, the number, weighted-average exercise price, aggregate intrinsic value and weighted-average remaining contractual term of the aggregate Time Warner stock options that either had vested or are expected to vest approximate the corresponding amounts for options outstanding. As of December 31, 2015, approximately 25 million shares of Time Warner common stock were available for future grants of stock options under the Company’s equity plan.

The following table summarizes information about stock options exercised (millions):

	Year Ended December 31,
	2015	2014	2013
Total intrinsic value	$270	$402	$491
Cash received	165	338	674
Tax benefits realized	96	143	178

Restricted Stock Units and Target Performance Stock Units

The following table sets forth the weighted-average grant date fair value of RSUs and target PSUs. For certain PSUs, the service inception date precedes the grant date and requires the Company to apply mark-to-market accounting that is reflected in the grant date fair values presented:

	Year Ended December 31,
	2015	2014	2013
RSUs	$83.52	$65.56	$54.04
PSUs	62.02	64.54	64.67

The following table summarizes information about unvested RSUs and target PSUs as of December 31, 2015:

	Number of Shares/Units	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
	(thousands)		(thousands)
Unvested as of December 31, 2014	11,109	$48.68
Granted(a)	2,310	81.86
Vested	(5,039)	43.58
Forfeited	(360)	50.15

Unvested as of December 31, 2015	8,020	59.58	$518,653

(a)

Includes 2.0 million RSUs and 0.1 million target PSUs granted during 2015 and a payout adjustment of 0.2 million PSUs due to the actual performance level achieved for PSUs granted in 2012 that vested during 2015.

The following table sets forth the total intrinsic value of RSUs and target PSUs that vested during the following years (millions):

	Year Ended December 31,
	2015	2014	2013
RSUs	$384	$366	$291
PSUs	30	17	27

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Equity-Based Compensation Expense

The impact on Operating income for equity-based compensation awards is as follows (millions):

	Year Ended December 31,
	2015	2014	2013
Stock options	$39	$26	$33
RSUs and PSUs	143	193	205

Total impact on operating income	$182	$219	$238

Tax benefit recognized	$64	$76	$78

Total unrecognized compensation cost related to unvested Time Warner stock option awards as of December 31, 2015, without taking into account expected forfeitures, is $67 million and is expected to be recognized over a weighted-average period between 1 and 2 years. Total unrecognized compensation cost related to unvested RSUs and target PSUs as of December 31, 2015, without taking into account expected forfeitures, is $177 million and is expected to be recognized over a weighted-average period between 1 and 2 years.

13.    BENEFIT PLANS

Retirement Plan Amendments

Effective after June 30, 2010, the Company’s domestic defined benefit pension plans were closed to new hires and employees with less than one year of service, and participating employees stopped accruing additional years of service for purposes of determining the benefits provided by the plans (though crediting years of service for purposes of vesting and eligibility for early retirement benefits continues). Effective December 31, 2013, pay increases are no longer taken into consideration when determining a participating employee’s benefits under the plans.

In July 2013, the Company’s Board of Directors approved amendments to the Time Warner Group Health Plan. Pursuant to the amendments, (i) subsidized medical benefits provided to eligible retired employees (and their eligible dependents) were discontinued for all future retirees who were employed on December 31, 2013 and who would not meet the eligibility criteria by December 31, 2015 and (ii) effective January 1, 2014, post-65 retiree medical coverage was discontinued and eligible retirees (and their eligible dependents) were moved to coverage provided in the individual health insurance market.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Defined Benefit Pension Plans

A summary of activity for substantially all of Time Warner’s domestic and international defined benefit pension plans is as follows:

Benefit Obligation (millions)

	December 31,
	2015	2014
Change in benefit obligation:
Projected benefit obligation, beginning of year	$3,694	$3,311
Service cost	4	3
Interest cost	147	153
Actuarial loss (gain)	(204)	484
Benefits paid	(177)	(192)
Curtailments/Special termination benefit	(1)	(8)
Transfer out due to the Time Separation	—	(29)
Foreign currency exchange rates	(24)	(28)

Projected benefit obligation, end of year	$3,439	$3,694

Accumulated benefit obligation, end of year	$3,405	$3,660

Plan Assets (millions)

	December 31,
	2015	2014
Change in plan assets:
Fair value of plan assets, beginning of year	$2,932	$2,766
Actual return on plan assets	(84)	333
Employer contributions	49	51
Benefits paid	(177)	(192)
Foreign currency exchange rates	(22)	(26)

Fair value of plan assets, end of year	$2,698	$2,932

As of December 31, 2015 and December 31, 2014, the funded status recognized in the Consolidated Balance Sheet reflected a net liability position of $741 million and $762 million, respectively, primarily consisting of noncurrent liabilities of $798 million and $808 million, respectively. As of December 31, 2015 and December 31, 2014, amounts included in Accumulated other comprehensive loss, net were $1.402 billion and $1.400 billion, respectively, primarily consisting of net actuarial losses.

Certain defined benefit pension plans have projected benefit obligations and accumulated benefit obligations in excess of their plan assets. These plans are primarily unfunded. As of December 31, 2015 and December 31, 2014, the projected benefit obligations for unfunded plans were $417 million and $449 million, respectively, and the accumulated benefit obligations for unfunded plans were $410 million and $442 million, respectively. In addition, as of December 31, 2015, the projected benefit obligation and accumulated benefit obligation for certain funded plans exceeded the fair value of their assets by $414 million and $413 million, respectively.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Components of Net Periodic Benefit Costs from Continuing Operations (millions)

	December 31,
	2015	2014	2013
Service cost (a)	$4	$3	$3
Interest cost	83	91	79
Expected return on plan assets	(90)	(95)	(85)
Amortization of prior service cost	1	1	1
Amortization of net loss	17	14	16

Net periodic benefit costs (b)	$15	$14	$14

(a)	Amounts relate to various international benefit plans.
(b)	Excludes net periodic benefit costs/(income) related to discontinued operations of $5 million, $3 million and $(2) million during the years ended December 31, 2015, 2014 and 2013, respectively.

Assumptions

Weighted-average assumptions used to determine benefit obligations and net periodic benefit costs for the years ended December 31:

	Benefit Obligations			Net Periodic Benefit Costs
	2015	2014	2013	2015	2014	2013
Discount rate	4.59%	4.10%	4.90%	4.10%	4.89%	4.07%
Rate of compensation increase	5.45%	5.34%	5.60%	5.35%	5.59%	3.98%
Expected long-term return on plan assets	n/a	n/a	n/a	5.84%	6.01%	5.95%

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value of Plan Assets

The following table sets forth by level, within the fair value hierarchy described in Note 5, the assets held by the Company’s defined benefit pension plans, including those assets related to The CW sub-plan, which were approximately $18 million and $20 million, respectively, as of December 31, 2015 and December 31, 2014 (millions):

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents (a)	$80	$—	$—	$80	$133	$—	$—	$133
Insurance contracts	—	15	—	15	—	14	—	14
Equity securities:
Domestic equities	142	—	—	142	157	—	—	157
International equities	6	—	—	6	8	—	—	8
Fixed income securities:
U.S. government and agency securities (a)	190	68	—	258	259	70	—	329
Non-U.S. government and agency securities	—	—	—	—	112	—	—	112
Municipal bonds	—	21	—	21	—	23	—	23
Investment grade corporate bonds (b)	—	1,107	—	1,107	—	1,187	—	1,187
Non-investment grade corporate bonds (b)	—	19	—	19	—	20	—	20
Other investments (c)	138	20	—	158	118	2	65	185
Liabilities:
Derivatives	—	(41)	—	(41)	—	—	(33)	(33)

Total (d)	$556	$1,209	$—	$1,765	$787	$1,316	$32	$2,135

(a)

As of December 31, 2015, cash and cash equivalents include $10 million of cash collateral for securities on loan, and U.S. government and agency securities include $59 million of securities collateral for securities on loan. As of December 31, 2014, cash and cash equivalents include $10 million of cash collateral for securities on loan, and U.S. government and agency securities include $70 million of securities collateral for securities on loan.

(b)	Investment grade corporate bonds have an S&P rating of BBB- or higher and non-investment grade corporate bonds have an S&P rating of BB+ or below.
(c)	Other investments primarily include derivative contracts, exchange-traded funds and mutual funds.
(d)

At December 31, 2015 and December 31, 2014, total assets include $67 million and $78 million, respectively, of securities on loan. Certain investments that are measured at fair value using the net asset value (“NAV”) per share as a practical expedient have not been categorized in the fair value table above and are as follows (millions):

	December 31,
Asset Category	2015	2014
Pooled investments (e)	464	312
Commingled trust funds	469	486
Other investments (f)	67	75

Total	$1,000	$873

(e)	Pooled investments primarily consist of interests in unitized investment pools of which underlying securities primarily consist of equity and fixed income securities.
(f)	Other investments include limited partnerships, 103-12 investments and hedge funds.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below sets forth a summary of changes in the fair value of the defined benefit pension plans’ Level 3 assets for the years ended December 31, 2015 and December 31, 2014 (millions):

	December 31,
	2015	2014
Balance at beginning of period	$32	$—
Actual return on plan assets and liabilities:
Relating to securities still held at end of period	(6)	26
Relating to securities disposed of during the period	(5)	—
Purchases	—	—
Sales	—	—
Settlements	(53)	(2)
Transfers in and/or out of Level 3	32	8

Balance at end of period	$—	$32

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

Under the Company’s investment policy, the asset allocation target for the domestic defined benefit pension plans is approximately 35% equity investments and 65% fixed income investments. As and when funded status and market conditions permit, the Company intends to transition this asset allocation target toward a target of approximately 20% equity investments and 80% fixed income investments to further minimize funded status volatility. Target asset allocations for the international defined benefit pension plans as of December 31, 2015 are approximately 45% equity investments, 20% fixed income investments and 35% other investments.

At both December 31, 2015 and December 31, 2014, the defined benefit pension plans’ assets did not include any securities issued by Time Warner.

Expected cash flows

After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. The Company made discretionary cash contributions totaling approximately $20 million to its funded defined benefit pension plans during the year ended December 31, 2015. For the Company’s unfunded plans, contributions will continue to be made to the extent benefits are paid.

Information about the expected benefit payments for the Company’s defined benefit plans is as follows (millions):

	2016	2017	2018	2019	2020	2021-2025
Expected benefit payments	$177	$172	$177	$178	$195	$1,014

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Defined Contribution Plans

Time Warner has certain domestic and international defined contribution plans, including savings and profit sharing plans, for which the expense amounted to $153 million in 2015, $160 million in 2014 and $153 million in 2013. The Company’s contributions to the savings plans are primarily based on a percentage of the employees’ elected contributions and are subject to plan provisions.

Other Postretirement Benefit Plans

Time Warner also sponsors several unfunded domestic postretirement benefit plans covering certain retirees and their dependents. As described above, during 2013, the Company’s Board of Directors approved amendments to the Time Warner Group Health Plan. In connection with these amendments, the Company recognized a curtailment gain of $38 million in 2013. For substantially all of Time Warner’s domestic postretirement benefit plans, the unfunded benefit obligation as of December 31, 2015 and December 31, 2014 was $93 million and $104 million, respectively, and the amount recognized in Accumulated other comprehensive income, net was a gain of $19 million and $17 million, respectively. For the years ended December 31, 2015, 2014 and 2013, the net periodic benefit costs/(income) were $2 million, $2 million and $(32) million, respectively.

Multiemployer Benefit Plans

The Company contributes to various multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees, primarily at the Warner Bros. segment. The risks of participating in these multiemployer pension plans are different from single-employer pension plans in that (i) contributions made by the Company to the multiemployer pension plans may be used to provide benefits to employees of other participating employers; (ii) if the Company chooses to stop participating in certain of these multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability; and (iii) actions taken by a participating employer that lead to a deterioration of the financial health of a multiemployer pension plan may result in the unfunded obligations of the multiemployer pension plan to be borne by its remaining participating employers. While no multiemployer pension plan contributed to by the Company is individually significant, the Pension Protection Act of 2006 zone status as of December 31, 2015 (i.e., for the multiemployer pension plan’s 2014 plan year) of all of the largest multiemployer pension plans in which the Company participates was green, which implies that such plans are funded at a level of 80 percent or greater. Total contributions made by the Company to multiemployer pension plans for the years ended December 31, 2015, 2014 and 2013 were $151 million, $125 million and $113 million, respectively. Included in these amounts are contributions of less than $1 million in each of the years that Home Box Office made to the Radio, Television and Recording Arts Pension Fund (“RT&RA Plan”) under a collective bargaining agreement that expired in October 2015. In February 2016, Home Box Office completed the negotiation of a new collective bargaining agreement under which it will no longer be required to make contributions to the RT&RA Plan. As a result, Home Box Office has withdrawn from the RT&RA Plan and expects to record a charge in the quarter ended March 31, 2016 for its estimated withdrawal liability, which it expects will not be greater than $25 million. The RT&RA Plan was not one of the five largest multiemployer pension plans in which the Company participated during the years ended December 31, 2015, 2014 and 2013. The RT&RA Plan’s most recently filed Form 5500 was for its plan year ended December 31, 2014. Pursuant to that filing, Home Box Office was one of eight employers obligated to contribute to the RT&RA Plan. The RT&RA Plan is operating under a rehabilitation plan, the Pension Protection Act of 2006 zone status for this plan as of December 31, 2014 was red (i.e., critical) and it was less than 65% funded. Based on contributions reported in the most recent Form 5500 for this plan, Home Box Office’s contributions represented greater than 5% of the plan’s total contributions.

The Company also contributes to various other multiemployer benefit plans that provide health and welfare benefits to active and retired participants, primarily at the Warner Bros. segment. Total contributions made by the Company to these other multiemployer benefit plans for the years ended December 31, 2015, 2014 and 2013 were $231 million, $213 million and $193 million, respectively.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.    RESTRUCTURING AND SEVERANCE COSTS

The Company’s Restructuring and severance costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations and real estate consolidations. Restructuring and severance costs expensed as incurred for the years ended December 31, 2015, 2014 and 2013 are as follows (millions):

	Year Ended December 31,
	2015	2014	2013
Turner	$58	$249	$93
Home Box Office	—	63	39
Warner Bros.	1	169	49
Corporate	1	31	2

Total restructuring and severance costs	$60	$512	$183

	Year Ended December 31,
	2015	2014	2013
2015 initiatives	$76	$—	$—
2014 initiatives	(15)	506	—
2013 and prior initiatives	(1)	6	183

Total restructuring and severance costs	$60	$512	$183

For the year ended December 31, 2015, the Company incurred costs in connection with the 2015 initiatives of $58 million at the Turner segment, $15 million at the Home Box Office segment and $3 million at Corporate. In addition, in connection with the 2014 initiatives, the Company incurred costs of $2 million at the Warner Bros. segment, and reversed $15 million at the Home Box Office segment and $2 million at Corporate. For the year ended December 31, 2015, the Company also reversed $1 million at the Warner Bros. segment related to 2013 and prior initiatives. The amount recorded by the Company in 2015 for both the 2014 initiatives and the 2013 and prior initiatives consisted of changes to estimates of previously established accruals as well as new charges related to those initiatives.

For the year ended December 31, 2014, the Company incurred costs in connection with the 2014 initiatives of $246 million at the Turner segment, $64 million at the Home Box Office segment, $165 million at the Warner Bros. segment and $31 million at Corporate. In addition, in connection with the 2013 and prior initiatives, the Company incurred costs of $3 million at the Turner segment and $4 million at the Warner Bros. segment and reversed $1 million at the Home Box Office segment.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Selected Information

Selected information relating to accrued restructuring and severance costs is as follows (millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2012	$93	$6	$99
Net accruals	174	9	183
Noncash reductions (a)	(1)	—	(1)
Cash paid	(86)	(9)	(95)

Remaining liability as of December 31, 2013	180	6	186
Net accruals	499	13	512
Noncash reductions (a)	(3)	—	(3)
Cash paid	(151)	(10)	(161)

Remaining liability as of December 31, 2014	525	9	534
Net accruals	43	17	60
Foreign currency translation adjustment	(3)	—	(3)
Noncash reductions (a)	(1)	—	(1)
Cash paid	(325)	(12)	(337)

Remaining liability as of December 31, 2015	$239	$14	$253

(a)	Noncash reductions relate to the settlement of certain employee-related liabilities with equity instruments.

As of December 31, 2015, of the remaining $253 million liability, $213 million was classified as a current liability in the Consolidated Balance Sheet, with the remaining $40 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2019.

15.    SEGMENT INFORMATION

Time Warner classifies its operations into three reportable segments: Turner: consisting principally of cable networks and digital media properties; Home Box Office: consisting principally of premium pay television and streaming services domestically and premium pay, basic tier television and streaming services internationally; and Warner Bros.: consisting principally of television, feature film, home video and videogame production and distribution. Time Warner’s reportable segments have been determined in accordance with its internal management structure and the financial information that is evaluated regularly by the Company’s chief operating decision maker.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Information as to the Revenues, intersegment revenues, depreciation of property, plant, and equipment, Amortization of intangible assets, Operating Income (Loss), Assets and Capital expenditures for each of Time Warner’s reportable segments is set forth below (millions):

	Year Ended December 31,
	2015	2014	2013
Revenues
Turner	$10,596	$10,396	$9,983
Home Box Office	5,615	5,398	4,890
Warner Bros.	12,992	12,526	12,312
Intersegment eliminations	(1,085)	(961)	(724)

Total revenues	$28,118	$27,359	$26,461

	Year Ended December 31,
	2015	2014	2013
Intersegment Revenues
Turner	$105	$101	$85
Home Box Office	40	36	14
Warner Bros.	940	824	625

Total intersegment revenues	$1,085	$961	$724

	Year Ended December 31,
	2015	2014	2013
Supplemental Revenue Data
Subscription	$10,153	$9,945	$9,250
Advertising	4,569	4,502	4,530
Content	12,771	12,350	12,154
Other	625	562	527

Total revenues	$28,118	$27,359	$26,461

	Year Ended December 31,
	2015	2014	2013
Depreciation of Property, Plant and Equipment
Turner	$(193)	$(209)	$(231)
Home Box Office	(81)	(77)	(91)
Warner Bros.	(197)	(218)	(200)
Corporate	(21)	(27)	(28)

Total depreciation of property, plant and equipment	$(492)	$(531)	$(550)

	Year Ended December 31,
	2015	2014	2013
Amortization of Intangible Assets
Turner	(16)	(16)	(21)
Home Box Office	(14)	(14)	(9)
Warner Bros.	(159)	(172)	(179)

Total amortization of intangible assets	$(189)	$(202)	$(209)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
	2015	2014	2013
Operating Income (Loss)
Turner	$4,087	$2,954	$3,486
Home Box Office	1,878	1,786	1,791
Warner Bros.	1,416	1,159	1,324
Corporate	(367)	(73)	(394)
Intersegment eliminations	(149)	149	61

Total operating income	$6,865	$5,975	$6,268

		December 31,
		2015	2014

Assets
Turner		$25,559	$25,271
Home Box Office		14,314	13,869
Warner Bros.		20,699	20,559
Corporate		3,276	3,447

Total assets		$63,848	$63,146

	Year Ended December 31,
	2015	2014	2013
Capital Expenditures
Turner	$157	$173	$210
Home Box Office	68	58	45
Warner Bros.	122	206	236
Corporate	76	37	77

Total capital expenditures	$423	$474	$568

Long-lived hard assets located outside the United States, which represent approximately 1% of total assets at December 31, 2015, are not material. Revenues in different geographical areas are as follows (millions):

	Year Ended December 31,
	2015	2014	2013
Revenues (a)
United States and Canada	$20,426	$19,102	$18,642
Europe (b)	4,485	4,684	4,494
Asia/Pacific Rim	1,619	1,711	1,629
Latin America	1,284	1,575	1,475
All Other	304	287	221

Total revenues	$28,118	$27,359	$26,461

(a)	Revenues are attributed to region based on location of customer.
(b)	Revenues in EuroZone countries comprise approximately 49%, 48% and 48% of Revenues in Europe for the years ended 2015, 2014 and 2013, respectively.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.    COMMITMENTS AND CONTINGENCIES

Commitments

Time Warner has commitments under certain network programming, film licensing, creative talent, employment and other agreements aggregating $32.040 billion at December 31, 2015.

The Company also has commitments for office space, studio facilities and operating equipment. Time Warner’s net rent expense was $333 million in 2015, $358 million in 2014 and $316 million in 2013. Included in such amounts was sublease income of $15 million for 2015, $33 million for 2014 and $41 million for 2013.

The commitments under certain programming, film licensing, talent and other agreements (“Programming and Other”) and minimum rental commitments under noncancelable long-term operating leases (“Operating Leases”) payable during the next five years and thereafter are as follows (millions):

	Programming and Other	Operating Leases
2016	$5,381	$314
2017	4,364	300
2018	3,728	275
2019	3,386	135
2020	3,262	82
Thereafter	11,919	154

Total	$32,040	$1,260

Additionally, as of December 31, 2015, the Company has future sublease income arrangements of $19 million, which are not included in Operating Leases in the table above.

Contingent Commitments

The Company also has certain contractual arrangements that would require it to make payments or provide funding if certain circumstances occur (“contingent commitments”). Contingent commitments principally include amounts to be paid in connection with acquisitions, dispositions and post-production term advance obligations on certain co-financing arrangements.

The following table summarizes the Company’s contingent commitments at December 31, 2015. For post-production term advances where payment obligations are outside the Company’s control, the timing of amounts presented in the table represents the earliest period in which the payment could be requested. For other contingent commitments, the timing of amounts presented in the table represents when the maximum contingent commitment will expire, but does not mean that the Company expects to incur an obligation to make any payments within that time period. In addition, amounts presented do not reflect the effects of any indemnification rights the Company might possess (millions).

Nature of Contingent Commitments	Total	2016	2017-2018	2019-2020	Thereafter
Guarantees	$1,650	$133	$458	$359	$700
Letters of credit and other contingent commitments	788	250	8	—	530

Total contingent commitments	$2,438	$383	$466	$359	$1,230

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a description of the Company’s contingent commitments at December 31, 2015:

•

Guarantees consist of guarantees the Company has provided on certain operating commitments entered into by an entity formerly owned by the Company, as well as the Six Flags arrangement described below, and a guarantee of certain debt issued by CME, an equity method investee.

Six Flags

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (collectively, the “Parks”), in 1997, certain subsidiaries of the Company (including Historic TW and, in connection with the separation of Time Warner Cable Inc. in 2009, Warner Bros. Entertainment Inc.) agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including: annual payments made at the Parks or to the limited partners and additional obligations at the end of the respective terms for the Partnerships in 2027 and 2028 (the “Guaranteed Obligations”). The aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) are $905 million (for a net present value of $421 million). To date, no payments have been made by the Company pursuant to the Six Flags Guarantee.

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

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized at December 31, 2015. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

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

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television and SVOD exhibition. Because backlog generally relates to contracts for the licensing of theatrical and television product that have already been produced, the recognition of revenue for such completed product is principally dependent on the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements. Backlog was approximately $6.3 billion and $6.5 billion at December 31, 2015 and 2014, respectively. Included in these amounts is licensing of film product from the Warner Bros. segment to the Home Box Office segment in the amount of $737 million and $788 million at December 31, 2015 and 2014, respectively, and to the Turner segment in the amount of $619 million and $700 million at December 31, 2015 and 2014, respectively. Certain filmed entertainment licensing contracts provide for additional revenues to be earned, and cash collected, based on the delivery of advertising spots to third parties. Backlog excludes estimates of such amounts.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In April 2013, the Internal Revenue Service (the “IRS”) Appeals Division issued a notice of deficiency to the Company relating to the appropriate tax characterization of stock warrants received from Google Inc. in 2002. On May 6, 2013, the Company filed a petition with the United States Tax Court seeking a redetermination of the deficiency set forth in the notice. The Company’s petition asserted that the IRS erred in determining that the stock warrants were taxable upon exercise (in 2004) rather than at the date of grant based on, among other things, a misapplication of Section 83 of the Internal Revenue Code. In December 2014, the Company reached a preliminary agreement with the IRS, subject to agreement regarding certain necessary computations and the preparation and execution of definitive documentation. In February 2016, the parties reached a final agreement to resolve the issues raised in the notice of deficiency.

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

For matters disclosed above for which a loss is probable or reasonably possible, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss for such matters in excess of accrued liabilities is between $0 and $130 million at December 31, 2015. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.    RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. The transactions that generate revenue and expenses primarily relate to the licensing by the Warner Bros. segment of television programming to The CW broadcast network and certain international networks, including networks owned by CME. Transactions that generate interest income and other, net relate to financing transactions with CME. Receivables due from related parties were $110 million and $166 million at December 31, 2015 and 2014, respectively. Payables due to related parties were immaterial at December 31, 2015 and 2014, respectively. Amounts included in the consolidated financial statements resulting from transactions with related parties consist of (millions):

	Year Ended December 31,
	2015	2014	2013
Revenues	$390	$404	$464
Expenses	(5)	(8)	(35)
Interest income	126	62	—
Other income, net	17	16	8

18.    ADDITIONAL FINANCIAL INFORMATION

Additional financial information with respect to cash payments and receipts, Interest expense, net, Other loss, net, Accounts payable and accrued liabilities and Other noncurrent liabilities is as follows (millions):

	Year Ended December 31,
	2015	2014	2013
Cash Flows
Cash payments made for interest	$(1,262)	$(1,274)	$(1,202)
Interest income received	35	50	44

Cash interest payments, net	$(1,227)	$(1,224)	$(1,158)

Cash payments made for income taxes	$(1,135)	$(1,602)	$(1,174)
Income tax refunds received	142	108	87
TWC tax sharing payments (a)	(4)	—	—

Cash tax payments, net	$(997)	$(1,494)	$(1,087)

(a)	Represents net amounts paid to TWC in accordance with a tax sharing agreement with TWC.

	Year Ended December 31,
	2015	2014	2013
Interest Expense, Net
Interest income	$219	$184	$92
Interest expense	(1,382)	(1,353)	(1,281)

Total interest expense, net	$(1,163)	$(1,169)	$(1,189)

	Year Ended December 31,
	2015	2014	2013
Other Loss, Net
Investment gains (losses), net	$(31)	$30	$61
Loss on equity method investees	(123)	(153)	(150)
Premiums paid and costs incurred on debt redemption	(72)	—	—
Other	(30)	(4)	(22)

Total other loss, net	$(256)	$(127)	$(111)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
	2015	2014
Accounts Payable and Accrued Liabilities
Accounts payable	$653	$574
Accrued expenses	1,946	2,173
Participations payable	2,422	2,551
Programming costs payable	712	722
Accrued compensation	957	1,034
Accrued interest	341	303
Accrued income taxes	157	150

Total accounts payable and accrued liabilities	$7,188	$7,507

	December 31,
	2015	2014
Other Noncurrent Liabilities
Noncurrent tax and interest reserves	$1,535	$1,520
Participations payable	1,512	1,076
Programming costs payable	816	959
Noncurrent pension and post-retirement liabilities	908	928
Deferred compensation	471	531
Other noncurrent liabilities	556	670

Total other noncurrent liabilities	$5,798	$5,684

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2015 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its evaluation, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting has been audited by the Company’s independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report at page 131 herein.

TIME WARNER INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Time Warner Inc.

We have audited the accompanying consolidated balance sheets of Time Warner Inc. (“Time Warner”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2015. Our audits also included the Supplementary Information and Financial Statement Schedule II listed in the Index at Item 15(a). These financial statements, supplementary information and schedule are the responsibility of Time Warner’s management. Our responsibility is to express an opinion on these financial statements, supplementary information and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related Supplementary Information and Financial Statement Schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Time Warner’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 25, 2016

TIME WARNER INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Time Warner Inc.

We have audited Time Warner Inc.’s (“Time Warner”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Time Warner’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Time Warner’s internal control over financial reporting based on our audit.

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

In our opinion, Time Warner maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Time Warner as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2015 of Time Warner and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 25, 2016

TIME WARNER INC.

SELECTED FINANCIAL INFORMATION

The selected financial information set forth below for each of the three years in the period ended December 31, 2015 has been derived from and should be read in conjunction with the audited financial statements and other financial information presented elsewhere herein. The selected financial information set forth below for the years ended December 31, 2012 and December 31, 2011 has been derived from audited financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(millions, except per share amounts)
Selected Operating Statement Information:
Total revenues	$28,118	$27,359	$26,461	$25,325	$25,364
Operating income	6,865	5,975	6,268	5,498	5,242
Net income	3,832	3,827	3,691	2,922	2,882
Amounts attributable to Time Warner Inc. shareholders:
Income from continuing operations	$3,796	$3,894	$3,354	$2,666	$2,521
Discontinued operations, net of tax	37	(67)	337	259	365

Net income	$3,833	$3,827	$3,691	$2,925	$2,886

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	$4.64	$4.49	$3.63	2.77	2.40
Discontinued operations	0.05	(0.07)	0.36	0.28	0.34

Basic net income per common share	$4.69	$4.42	$3.99	3.05	2.74
Diluted income per common share from continuing operations	$4.58	$4.41	$3.56	$2.73	$2.37
Discontinued operations	0.04	(0.07)	0.36	0.27	0.34

Diluted net income per common share	$4.62	$4.34	$3.92	$3.00	$2.71
Average common shares:
Basic	814.9	863.3	920.0	954.4	1,046.2
Diluted	829.5	882.6	942.6	976.3	1,064.5
Selected Balance Sheet Information:
Cash and equivalents	$2,155	$2,618	$1,816	$2,760	$3,381
Total assets	63,848	63,146	67,890	67,984	67,698
Debt due within one year	198	1,118	66	749	23
Long-term debt	23,594	21,263	19,952	18,975	19,354
Time Warner Inc. shareholders’ equity	23,619	24,476	29,904	29,796	29,957
Total capitalization at book value	47,411	46,857	49,922	49,520	49,334
Cash dividends declared per share of common stock	1.40	1.27	1.15	1.04	0.94

TIME WARNER INC.

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

The following table sets forth the quarterly information for Time Warner:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(millions, except per share amounts)

2015
Total revenues	$7,127	$7,348	$6,564	$7,079
Operating income	1,786	1,859	1,834	1,386
Income from continuing operations	933	971	1,034	857
Discontinued operations, net of tax	37	—	—	—
Net income	970	971	1,034	857
Net income attributable to Time Warner Inc. shareholders	970	971	1,035	857
Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	1.12	1.18	1.27	1.07
Diluted income per common share from continuing operations	1.10	1.16	1.26	1.06
Basic net income per common share	1.17	1.18	1.27	1.07
Diluted net income per common share	1.15	1.16	1.26	1.06
Cash provided by operations from continuing operations	1,009	791	1,201	850
Common stock — high	87.89	88.31	91.01	77.30
Common stock — low	77.93	82.80	66.46	63.41
Cash dividends declared per share of common stock	0.3500	0.3500	0.3500	0.3500

TIME WARNER INC.

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(millions, except per share amounts)
2014
Total revenues	$6,803	$6,788	$6,243	$7,525
Operating income	2,048	1,567	971	1,389
Income from continuing operations	1,365	843	966	720
Discontinued operations, net of tax	(73)	7	1	(2)
Net income	1,292	850	967	718
Net income attributable to Time Warner Inc. shareholders	1,292	850	967	718
Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	1.53	0.96	1.13	0.86
Diluted income per common share from continuing operations	1.50	0.94	1.11	0.84
Basic net income per common share	1.45	0.97	1.13	0.85
Diluted net income per common share	1.42	0.95	1.11	0.84
Cash provided by operations from continuing operations	1,733	324	617	1,007
Common stock — high (a)	68.93	71.08	87.36	86.71
Common stock — low (a)	61.52	62.76	70.57	70.64
Cash dividends declared per share of common stock	0.3175	0.3175	0.3175	0.3175

(a)	The common stock prices on or prior to June 6, 2014, the date of the legal and structural separation of Time Inc., have not been adjusted for the legal and structural separation of Time Inc.

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)

Consolidating Balance Sheet

December 31, 2015

(millions)

.

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated

ASSETS
Current assets
Cash and equivalents	$976	$288	$891	$—	$2,155
Receivables, net	100	983	6,340	(12)	7,411
Inventories	—	496	1,263	(6)	1,753
Deferred income taxes	—	—	—	—	—
Prepaid expenses and other current assets	494	94	606	—	1,194

Total current assets	1,570	1,861	9,100	(18)	12,513
Noncurrent inventories and theatrical film and television production costs	—	1,807	5,891	(98)	7,600
Investments in amounts due to and from consolidated subsidiaries	46,025	11,146	12,538	(69,709)	—
Investments, including available-for-sale securities	281	389	1,951	(4)	2,617
Property, plant and equipment, net	93	372	2,131	—	2,596
Intangible assets subject to amortization, net	—	—	949	—	949
Intangible assets not subject to amortization	—	2,007	5,022	—	7,029
Goodwill	—	9,880	17,809	—	27,689
Other assets	406	306	2,396	(253)	2,855

Total assets	$48,375	$27,768	$57,787	$(70,082)	$63,848

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$752	$982	$5,553	$(99)	$7,188
Deferred revenue	—	89	587	(60)	616
Debt due within one year	34	159	5	—	198

Total current liabilities	786	1,230	6,145	(159)	8,002
Long-term debt	19,719	3,866	9	—	23,594
Deferred income taxes	2,454	2,786	2,069	(4,855)	2,454
Deferred revenue	—	—	358	(6)	352
Other noncurrent liabilities	1,797	1,731	3,390	(1,120)	5,798
Redeemable noncontrolling interest	—	—	29	—	29
Equity
Due to (from) Time Warner Inc. and subsidiaries	—	(48,141)	3,779	44,362	—
Other shareholders’ equity	23,619	66,296	42,008	(108,304)	23,619

Total equity	23,619	18,155	45,787	(63,942)	23,619

Total liabilities and equity	$48,375	$27,768	$57,787	$(70,082)	$63,848

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)

Consolidating Balance Sheet

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)

Consolidating Statement of Operations

For The Year Ended December 31, 2015

(millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$7,188	$21,805	$(875)	$28,118
Costs of revenues	—	(3,488)	(13,309)	643	(16,154)
Selling, general and administrative	(321)	(1,100)	(3,626)	223	(4,824)
Amortization of intangible assets	—	—	(189)	—	(189)
Restructuring and severance costs	(4)	(40)	(16)	—	(60)
Asset impairments	(15)	(1)	(9)	—	(25)
Gain (loss) on operating assets, net	—	2	(3)	—	(1)

Operating income	(340)	2,561	4,653	(9)	6,865
Equity in pretax income (loss) of consolidated subsidiaries	6,894	4,687	1,912	(13,493)	—
Interest expense, net	(990)	(312)	132	7	(1,163)
Other loss, net	(118)	20	(156)	(2)	(256)

Income from continuing operations before income taxes	5,446	6,956	6,541	(13,497)	5,446
Income tax provision	(1,651)	(2,121)	(2,046)	4,167	(1,651)

Income from continuing operations	3,795	4,835	4,495	(9,330)	3,795
Discontinued operations, net of tax	37	37	37	(74)	37

Net income	3,832	4,872	4,532	(9,404)	3,832
Less Net loss attributable to noncontrolling interests	1	1	1	(2)	1

Net income attributable to Time Warner Inc. shareholders	$3,833	$4,873	$4,533	$(9,406)	$3,833

Comprehensive income	3,550	4,685	4,251	(8,936)	3,550
Less Comprehensive loss attributable to noncontrolling interests	1	1	1	(2)	1

Comprehensive income attributable to Time Warner Inc. shareholders	$3,551	$4,686	$4,252	$(8,938)	$3,551

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)

Consolidating Statement of Operations

For The Year Ended December 31, 2014

(millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$6,820	$21,273	$(734)	$27,359
Costs of revenues	—	(3,471)	(13,047)	643	(15,875)
Selling, general and administrative	(442)	(982)	(3,856)	90	(5,190)
Amortization of intangible assets	—	—	(202)	—	(202)
Restructuring and severance costs	(21)	(173)	(318)	—	(512)
Asset impairments	(7)	(1)	(61)	—	(69)
Gain (loss) on operating assets, net	—	—	464	—	464

Operating income	(470)	2,193	4,253	(1)	5,975
Equity in pretax income (loss) of consolidated subsidiaries	6,131	3,831	1,759	(11,721)	—
Interest expense, net	(961)	(274)	57	9	(1,169)
Other loss, net	(21)	15	(119)	(2)	(127)

Income from continuing operations before income taxes	4,679	5,765	5,950	(11,715)	4,679
Income tax provision	(785)	(1,793)	(1,736)	3,529	(785)

Income from continuing operations	3,894	3,972	4,214	(8,186)	3,894
Discontinued operations, net of tax	(67)	(42)	(61)	103	(67)

Net income attributable to Time Warner Inc. shareholders	$3,827	$3,930	$4,153	$(8,083)	$3,827

Comprehensive income	$3,411	$3,612	$3,890	$(7,502)	$3,411

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)

Consolidating Statement of Operations

For The Year Ended December 31, 2013

(millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$6,380	$20,632	$(551)	$26,461
Costs of revenues	—	(3,032)	(12,344)	441	(14,935)
Selling, general and administrative	(406)	(956)	(3,676)	104	(4,934)
Amortization of intangible assets	—	—	(209)	—	(209)
Restructuring and severance costs	(5)	(67)	(111)	—	(183)
Asset impairments	(7)	—	(54)	—	(61)
Gain (loss) on operating assets, net	8	—	121	—	129

Operating income	(410)	2,325	4,359	(6)	6,268
Equity in pretax income (loss) of consolidated subsidiaries	6,319	4,428	1,664	(12,411)	—
Interest expense, net	(885)	(325)	11	10	(1,189)
Other loss, net	(56)	1	(57)	1	(111)

Income from continuing operations before income taxes	4,968	6,429	5,977	(12,406)	4,968
Income tax provision	(1,614)	(2,095)	(2,026)	4,121	(1,614)

Income from continuing operations	3,354	4,334	3,951	(8,285)	3,354
Discontinued operations, net of tax	337	333	334	(667)	337

Net income attributable to Time Warner Inc. shareholders	$3,691	$4,667	$4,285	$(8,952)	$3,691

Comprehensive income	3,828	4,774	4,231	(9,005)	3,828

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)

Consolidating Statement of Cash Flows

For The Year Ended December 31, 2015

(millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$3,832	$4,872	$4,532	$(9,404)	$3,832
Less Discontinued operations, net of tax	(37)	(37)	(37)	74	(37)

Net income from continuing operations	3,795	4,835	4,495	(9,330)	3,795
Adjustments for noncash and nonoperating items:
Depreciation and amortization	12	111	558	—	681
Amortization of film and television costs	—	2,779	5,280	(29)	8,030
Asset impairments	15	1	9	—	25
Gain on investments and other assets, net	(3)	(20)	(9)	—	(32)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(6,894)	(4,687)	(1,912)	13,493	—
Equity in losses of investee companies, net of cash distributions	(2)	—	158	5	161
Equity-based compensation	35	65	82	—	182
Deferred income taxes	328	330	143	(473)	328
Changes in operating assets and liabilities, net of acquisitions	231	(1,111)	(4,775)	(3,664)	(9,319)
Intercompany	—	2,335	(2,335)	—	—

Cash provided by operations from continuing operations	(2,483)	4,638	1,694	2	3,851

INVESTING ACTIVITIES
Investments in available-for-sale securities	(22)	—	(19)	—	(41)
Investments and acquisitions, net of cash acquired	(43)	(3)	(626)	—	(672)
Capital expenditures	(47)	(78)	(298)	—	(423)
Investment proceeds from available-for-sale securities	2	—	—	—	2
Advances to (from) parent and consolidated subsidiaries	4,788	515	(1)	(5,302)	—
Other investment proceeds	41	73	27	—	141

Cash provided (used) by investing activities from continuing operations	4,719	507	(917)	(5,302)	(993)

FINANCING ACTIVITIES
Borrowings	3,755	—	13	—	3,768
Debt repayments	(2,100)	—	(244)	—	(2,344)
Proceeds from exercise of stock options	165	—	—	—	165
Excess tax benefit from equity instruments	151	—	—	—	151
Principal payments on capital leases	—	(9)	(2)	—	(11)
Repurchases of common stock	(3,632)	—	—	—	(3,632)
Dividends paid	(1,150)	—	—	—	(1,150)
Other financing activities	(78)	(22)	(160)	—	(260)
Change in due to/from parent and investment in segment	—	(5,116)	(184)	5,300	—

Cash used by financing activities from continuing operations	(2,889)	(5,147)	(577)	5,300	(3,313)

Cash provided (used) by continuing operations	(653)	(2)	200	—	(455)

Cash provided (used) by operations from discontinued operations	6	—	(14)	—	(8)

Cash provided (used) by discontinued operations	6	—	(14)	—	(8)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(647)	(2)	186	—	(463)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,623	290	705	—	2,618

CASH AND EQUIVALENTS AT END OF PERIOD	$976	$288	$891	$—	$2,155

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)

Consolidating Statement of Cash Flows

For The Year Ended December 31, 2014

(millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$3,827	$3,930	$4,153	$(8,083)	$3,827
Less Discontinued operations, net of tax	67	42	61	(103)	67

Net income from continuing operations	3,894	3,972	4,214	(8,186)	3,894
Adjustments for noncash and nonoperating items:
Depreciation and amortization	17	116	600	—	733
Amortization of film and television costs	—	2,747	5,336	(43)	8,040
Asset impairments	7	1	61	—	69
Venezuelan foreign currency loss	—	—	173	—	173
Gain on investments and other assets, net	(14)	(6)	(444)	—	(464)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(6,131)	(3,831)	(1,759)	11,721	—
Equity in losses of investee companies, net of cash distributions	3	(7)	236	—	232
Equity-based compensation	81	63	75	—	219
Deferred income taxes	166	(105)	(154)	259	166
Changes in operating assets and liabilities, net of acquisitions	(739)	(1,016)	(3,858)	(3,768)	(9,381)
Intercompany	—	2,871	(2,871)	—	—

Cash provided by operations from continuing operations	(2,716)	4,805	1,609	(17)	3,681

INVESTING ACTIVITIES
Investments in available-for-sale securities	(5)	—	(25)	—	(30)
Investments and acquisitions, net of cash acquired	(64)	(2)	(884)	—	(950)
Capital expenditures	(22)	(73)	(379)	—	(474)
Investment proceeds from available-for-sale securities	13	8	4	—	25
Proceeds from Time Inc. in the Time Separation	590	—	810	—	1,400
Proceeds from the sale of Time Warner Center	—	—	1,264	—	1,264
Advances to (from) parent and consolidated subsidiaries	6,365	4,464	—	(10,829)	—
Other investment proceeds	44	86	35	(17)	148

Cash provided (used) by investing activities from continuing operations	6,921	4,483	825	(10,846)	1,383

FINANCING ACTIVITIES
Borrowings	2,118	—	291	—	2,409
Debt repayments	(48)	—	(24)	—	(72)
Proceeds from exercise of stock options	338	—	—	—	338
Excess tax benefit from equity instruments	179	—	—	—	179
Principal payments on capital leases	—	(10)	(1)	—	(11)
Repurchases of common stock	(5,504)	—	—	—	(5,504)
Dividends paid	(1,109)	—	—	—	(1,109)
Other financing activities	88	(45)	(251)	35	(173)
Change in due to/from parent and investment in segment	—	(9,109)	(1,719)	10,828	—

Cash used by financing activities from continuing operations	(3,938)	(9,164)	(1,704)	10,863	(3,943)

Cash provided (used) by continuing operations	267	124	730	—	1,121

Cash provided (used) by operations from discontinued operations	(1)	—	(15)	—	(16)
Cash used by investing activities from discontinued operations	318	18	(51)	(336)	(51)
Cash used by financing activities from discontinued operations	—	—	(372)	336	(36)
Effect of change in cash and equivalents of discontinued operations	—	—	(87)	—	(87)

Cash provided (used) by discontinued operations	317	18	(525)	—	(190)
Effect of Venezuelan exchange rate changes on cash and equivalents	—	—	(129)	—	(129)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	584	142	76	—	802
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,039	148	629	—	1,816

CASH AND EQUIVALENTS AT END OF PERIOD	$1,623	$290	$705	$—	$2,618

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)

Consolidating Statement of Cash Flows

For The Year Ended December 31, 2013

(millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$3,691	$4,667	$4,285	$(8,952)	$3,691
Less Discontinued operations, net of tax	(337)	(333)	(334)	667	(337)

Net income from continuing operations	3,354	4,334	3,951	(8,285)	3,354
Adjustments for noncash and nonoperating items:
Depreciation and amortization	24	126	609	—	759
Amortization of film and television costs	—	2,453	4,846	(37)	7,262
Asset impairments	7	—	54	—	61
Gain on investments and other assets, net	(3)	1	(63)	—	(65)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(6,319)	(4,428)	(1,664)	12,411	—
Equity in losses of investee companies, net of cash distributions	2	2	212	—	216
Equity-based compensation	74	58	106	—	238
Deferred income taxes	759	589	320	(909)	759
Changes in operating assets and liabilities, net of acquisitions	(329)	(228)	(5,631)	(3,138)	(9,326)
Intercompany	—	1,390	(1,390)	—	—

Cash provided by operations from continuing operations	(2,431)	4,297	1,350	42	3,258

INVESTING ACTIVITIES
Investments in available-for-sale securities	(4)	—	(23)	—	(27)
Investments and acquisitions, net of cash acquired	(11)	(1)	(483)	—	(495)
Capital expenditures	(66)	(86)	(416)	—	(568)
Investment proceeds from available-for-sale securities	8	—	25	—	33
Advances to (from) parent and consolidated subsidiaries	4,433	21	—	(4,454)	—
Other investment proceeds	15	157	114	(116)	170

Cash provided (used) by investing activities from continuing operations	4,375	91	(783)	(4,570)	(887)

FINANCING ACTIVITIES
Borrowings	998	—	30	—	1,028
Debt repayments	—	(732)	(30)	—	(762)
Proceeds from exercise of stock options	674	—	—	—	674
Excess tax benefit from equity instruments	179	—	—	—	179
Principal payments on capital leases	—	(9)	—	—	(9)
Repurchases of common stock	(3,708)	—	—	—	(3,708)
Dividends paid	(1,074)	—	—	—	(1,074)
Other financing activities	25	(38)	(172)	74	(111)
Change in due to/from parent and investment in segment	—	(4,101)	(353)	4,454	—

Cash used by financing activities from continuing operations	(2,906)	(4,880)	(525)	4,528	(3,783)

Cash provided (used) by continuing operations	(962)	(492)	42	—	(1,412)

Cash provided (used) by operations from discontinued operations	(2)	—	458	—	456
Cash used by investing activities from discontinued operations	142	345	(23)	(487)	(23)
Cash used by financing activities from discontinued operations	—	—	(487)	487	—
Effect of change in cash and equivalents of discontinued operations	—	—	35	—	35

Cash provided (used) by discontinued operations	140	345	(17)	—	468

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(822)	(147)	25	—	(944)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,861	295	604	—	2,760

CASH AND EQUIVALENTS AT END OF PERIOD	$1,039	$148	$629	$—	$1,816

TIME WARNER INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2015, 2014 and 2013

(millions)

Description	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Period
2015
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$152	$63	$(35)	$180
Reserves for sales returns and allowances	1,000	1,671	(1,796)	875

Total	$1,152	$1,734	$(1,831)	$1,055

2014
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$191	$(20)	$(19)	$152
Reserves for sales returns and allowances	1,192	1,867	(2,059)	1,000

Total	$1,383	$1,847	$(2,078)	$1,152

2013
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$209	$28	$(46)	$191
Reserves for sales returns and allowances	1,198	2,066	(2,072)	1,192

Total	$1,407	$2,094	$(2,118)	$1,383

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page Number
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

*

3.5	By-laws of the Registrant, as amended through January 28, 2016 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 28, 2016).	*

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

*

4.16

Trust Agreement dated as of April 1, 1998 (the “Historic TW Trust Agreement”) among Historic TW, as Grantor, and U.S. Trust Company of California, N.A., as Trustee (“US Trust Company”) (incorporated herein by reference to Exhibit 4.16 to the Historic TW 1997 Form 10-K). (WCI, as grantor, has entered into a Trust Agreement dated March 31, 2003 with US Trust Company that is substantially identical in all material respects to the Historic TW Trust Agreement.)

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

10.14

Form of Non-Qualified Stock Option Agreement, Share Retention, Version 1 (for awards of stock options to executive officers under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (the “September 2010 Form 10-Q”)).

* +

10.15

Form of Non-Qualified Stock Option Agreement, Directors Version 1 (for awards of stock options to non-employee directors under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.6 to the September 2010 Form 10-Q).

* +

10.16

Form of Notice of Grant of Stock Options to Non-Employee Director (for awards of stock options to non-employee directors under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.7 to the September 2010 Form 10-Q).

* +

10.17

Form of Non-Qualified Stock Option Agreement, Share Retention, Version Bewkes 1 (for awards of stock options to Jeffrey Bewkes under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.31 to the 2012 Form 10-K).

* +

10.18

Time Warner Inc. 1988 Restricted Stock and Restricted Stock Unit Plan for Non-Employee Directors, as amended through October 25, 2007 (incorporated herein by reference to Exhibit 10.5 to the September 2007 Form 10-Q).

* +

10.19

Time Warner Inc. 2013 Stock Incentive Plan as amended through June 11, 2014 (the “2013 Stock Incentive Plan”) (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”)).

* +

10.20

Form of Restricted Stock Units Agreement, RSU Executive Agreement, Version 1 (for use from August 2013 for awards to executive officers under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the “June 2013 Form 10-Q”)).

* +

10.21

Form of Restricted Stock Units Agreement, RSU Executive Agreement, Version 2 (for use from February 2015 for awards to executive officers under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.24 to the 2014 Form 10-K).

* +

10.22

Form of Restricted Stock Units Agreement, RSU Director Agreement, Version 1 (for awards of restricted stock units to non-employee directors under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.3 to the June 2013 Form 10-Q).

* +

10.23

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

* +

10.25

Form of Performance Stock Units Agreement, PSU Agreement, Version 2 (for use from February 2015 for awards of performance stock units under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.28 to the 2014 Form 10-K).

* +

10.26

Form of Performance Stock Units Agreement, PSU Agreement, Version Bewkes 1 (for use from August 2013 for awards of performance stock units to Jeffrey Bewkes under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.6 to the June 2013 Form 10-Q).

* +

10.27

Form of Performance Stock Units Agreement, PSU Agreement, Version Bewkes 2 (for use from February 2015 for awards of performance stock units to Jeffrey Bewkes under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.30 to the 2014 Form 10-K).

* +

10.28

Form of Non-Qualified Stock Option Agreement, Directors Version 1 (for awards of stock options to non-employee directors under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.7 to the June 2013 Form 10-Q).

* +

10.29

Form of Notice of Grant of Stock Options to Non-Employee Director (for awards of stock options to non-employee directors under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.8 to the June 2013 Form 10-Q).

* +

10.30

Form of Non-Qualified Stock Option Agreement, Share Retention Version 1 (for use from August 2013 for awards of stock options to executive officers under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.9 to the June 2013 Form 10-Q).

* +

10.31

Form of Non-Qualified Stock Option Agreement, Share Retention Version 2 (for use from February 2015 for awards of stock options to executive officers under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.34 to the 2014 Form 10-K).

* +

10.32

Form of Non-Qualified Stock Option Agreement, Share Retention Incentive Version 2 (for use from February 2015 for awards of stock options with special vesting provisions to executive officers under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.35 to the 2014 Form 10-K).

* +

10.33

Form of Non-Qualified Stock Option Agreement, Share Retention Version Bewkes 1 (for use from August 2013 for awards of stock options to Jeffrey Bewkes under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.10 to the June 2013 Form 10-Q).

* +

10.34

Form of Non-Qualified Stock Option Agreement, Share Retention Version Bewkes 2 (for use from February 2015 for awards of stock options to Jeffrey Bewkes under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.37 to the 2014 Form 10-K).

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

* +

10.37	Description of Director Compensation (incorporated herein by reference to the section titled “Director Compensation” in the Registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders).	* +

10.38	Time Warner Inc. Annual Incentive Plan for Executive Officers (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 28, 2009).	* +

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

* +

10.51

Amendment No. 3 to the Time Warner Excess Benefit Pension Plan (Amended and Restated as of May 1, 2008) effective as of August 27, 2015 (incorporated herein by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

* +

10.52	Amended and Restated Employment Agreement made January 22, 2016, effective as of January 1, 2016, between the Registrant and Jeffrey Bewkes.	+

10.53

Amended and Restated Employment Agreement made February 24, 2015, effective as of January 1, 2015, between the Registrant and Howard M. Averill (incorporated herein by reference to Exhibit 10.55 to the 2014 Form 10-K).

* +

10.54

Amended and Restated Employment Agreement made November 3, 2014, effective as of January 1, 2014, between the Registrant and Paul T. Cappuccio (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (the “September 2014 Form 10-Q”)).

* +

10.55

Amended and Restated Employment Agreement made October 31, 2014, effective as of August 1, 2014, between the Registrant and Olaf Olafsson (incorporated herein by reference to Exhibit 10.2 to the September 2014 Form 10-Q).

* +

10.56

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

*

10.60

Second Amendment, dated as of December 18, 2015, to the Amended and Restated Credit Agreement, dated as of January 19, 2011, as amended and restated as of December 18, 2013 and as further amended by the First Amendment, dated as of December 18, 2014, among the Registrant and Time Warner International Finance Limited, as borrowers, the lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 18, 2015).

*

10.61

Form of Commercial Paper Dealer Agreement 4(2) Program (the “Commercial Paper Dealer Agreement”) among the Registrant, as Issuer, Historic TW, as Note Guarantor, HBO and TBS, as Supplemental Guarantors, and Dealer (incorporated herein by reference to Exhibit 10.53 to the 2010 Form 10-K).

*

10.62

Form of Letter Agreement among the Registrant, as Issuer, Historic TW, as Note Guarantor, HBO and TBS, as Supplemental Guarantors, and Dealer, amending the Commercial Paper Dealer Agreement (incorporated herein by reference to Exhibit 10.63 to the 2014 Form 10-K).

*

10.63	Second Amended and Restated Tax Matters Agreement, dated as of May 20, 2008, between the Registrant and Time Warner Cable (incorporated herein by reference to Exhibit 99.2 to the May 2008 Form 8-K).	*

10.64	Second Tax Matters Agreement, dated as of November 16, 2009, by and between the Registrant and AOL Inc. (incorporated herein by reference to Exhibit 99.2 to the November 2009 Form 8-K).	*

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015.

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015.

101

The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in extensible Business Reporting Language:

(i) Consolidated Balance Sheet at December 31, 2015 and 2014, (ii) Consolidated Statement of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statement of Equity for the years ended December 31, 2015, 2014 and 2013, (vi) Notes to Consolidated Financial Statements (tagged as a block of text) and (vii) Supplementary Information – Condensed Consolidating Financial Statements (tagged as a block of text).

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