Form 10-Q
period 2016-03-31
TIME WARNER INC.
filed 2016-05-04
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2016 or

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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of April 26, 2016

Common Stock – $.01 par value	786,394,324

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

•

Results of operations.  This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2016. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of transactions and other items that affect the comparability of the results being analyzed is included.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of March 31, 2016 and cash flows for the three months ended March 31, 2016.

•

Caution concerning forward-looking statements.  This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements.

OVERVIEW

Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, Adult Swim, Cartoon Network, CNN, HBO, Cinemax, Warner Bros. and New Line Cinema. During the three months ended March 31, 2016, the Company generated Revenues of $7.308 billion (up 3% from $7.127 billion in 2015), Operating Income of $1.996 billion (up 12% from $1.786 billion in 2015), Income from continuing operations of $1.174 billion (up 26% from $933 million in 2015), Net Income of $1.214 billion (up 25% from $970 million in 2015) and Cash provided by operations of $753 million (down 26% from $1.012 billion in 2015).

Time Warner Businesses

Time Warner classifies its operations into three reportable segments: Turner, Home Box Office and Warner Bros. For additional information regarding Time Warner’s segments, refer to Note 11, “Segment Information,” to the accompanying consolidated financial statements.

Turner.  The Turner segment consists of businesses managed by Turner Broadcasting System, Inc. (“Turner”). During the three months ended March 31, 2016, the Turner segment recorded Revenues of $2.906 billion (39% of the Company’s total Revenues) and Operating Income of $1.239 billion.

Turner operates domestic and international television networks and related properties that offer entertainment, sports, kids and news programming on television and digital platforms for consumers around the world. The Turner networks and related properties include TNT, TBS, Adult Swim, truTV, Turner Classic Movies, Turner Sports, Cartoon Network, Boomerang, CNN and HLN. The Turner networks generate revenues principally from providing programming to affiliates that have contracted to receive and distribute this programming to subscribers, from the sale of advertising and from licensing its original programming, including to over-the-top (“OTT”) services such as subscription-video-on-demand (“SVOD”) services, and its brands and characters for consumer products and other business ventures. Turner’s programming is available to audiences for viewing live and on demand across television, mobile devices and other digital platforms through services provided by affiliates and on Turner’s digital properties. Turner also owns and operates various digital media businesses, including Bleacher Report; the CNN digital properties, including CNNgo, CNN.com and CNNMoney.com; and other digital properties associated with its networks, all of which generate revenues principally from the sale of advertising and sponsorships. In addition, Turner manages and operates sports-related digital properties in conjunction with associated television rights, such as NBA Digital and NCAA.com, which also generate revenues primarily from the sale of advertising and sponsorships.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Home Box Office.  The Home Box Office segment consists of businesses managed by Home Box Office, Inc. (“Home Box Office”). During the three months ended March 31, 2016, the Home Box Office segment recorded Revenues of $1.506 billion (21% of the Company’s total Revenues) and Operating Income of $477 million.

Home Box Office operates the HBO and Cinemax multi-channel premium pay television services, with the HBO service ranking as the most widely distributed multi-channel premium pay television service. HBO- and Cinemax-branded premium pay, basic tier television or OTT services are distributed in over 60 countries in Latin America, Asia and Europe.

In the U.S., Home Box Office generates revenues principally from providing programming to affiliates that have contracted to receive and distribute such programming to their customers who subscribe to the HBO or Cinemax services. HBO and Cinemax programming is available in the U.S. to subscribers of affiliates for viewing on its main HBO and Cinemax channels and its multiplex channels, through Home Box Office’s on demand services, HBO On Demand and Cinemax On Demand, and through Home Box Office’s broadband-delivered on demand services, HBO GO and MAX GO. HBO GO and MAX GO are available on a variety of digital platforms, including mobile devices, gaming consoles and Internet connected streaming devices and televisions. In April 2015, Home Box Office launched HBO NOW, an OTT service available to consumers in the U.S. Home Box Office’s agreements with its domestic affiliates are typically long-term arrangements that provide for annual service fee increases and marketing support. While fees to Home Box Office under affiliate agreements are generally based on the number of subscribers served by the affiliates, the relationship between subscriber totals and the amount of revenues earned depends on the specific terms of the applicable agreement, which may include basic and/or pay television subscriber thresholds, volume discounts and other performance-based discounts. Marketing and promotional activities intended to retain existing subscribers and acquire new subscribers may also impact revenue earned.

Home Box Office also derives subscription revenues from the distribution by international affiliates of country-specific HBO and Cinemax premium pay, basic tier television and OTT services to their local subscribers and international direct-to-consumer OTT services. Additional sources of revenues for Home Box Office are the home entertainment sales of its original programming, including Game of Thrones, True Detective, True Blood and Boardwalk Empire, via physical and digital formats and the licensing of its original programming to OTT services, including SVOD services, and international television networks.

Warner Bros.  The Warner Bros. segment consists of businesses managed by Warner Bros. Entertainment Inc. (“Warner Bros.”) that principally produce and distribute television shows, feature films and videogames. Warner Bros.’ television, film and videogame businesses benefit from a shared infrastructure, including shared production, distribution, marketing and administrative functions and resources. During the three months ended March 31, 2016, the Warner Bros. segment recorded Revenues of $3.109 billion (40% of the Company’s total Revenues) and Operating Income of $424 million.

Warner Bros. is a leader in television production and distribution. For the 2015/2016 season, Warner Bros. has produced over 65 original series in the U.S., including (i) at least two series for each of the five broadcast networks (including 2 Broke Girls, Arrow, The Bachelor, The Big Bang Theory, Blindspot, DC’s Legends of Tomorrow, The Flash, Gotham, Little Big Shots, Lucifer, The Middle, Mike & Molly, Mom, Rush Hour, Supergirl, Supernatural, Vampire Diaries and The Voice), (ii) series for basic cable networks (including Major Crimes, Pretty Little Liars and Rizzoli & Isles), (iii) series for premium pay television services (including The Leftovers, Shameless and Westworld), (iv) series for SVOD services (including 11.22.63, Fuller House and Longmire), (v) series for first-run syndication (including The Ellen DeGeneres Show, Extra, The Real and TMZ) and (vi) animated series for Cartoon Network and Adult Swim (including Be Cool, Scooby Doo!, Bunnicula, Mike Tyson Mysteries, Teen Titans Go! and Wabbit). Warner Bros. also licenses the rights to many of its U.S. original television series in international territories. Outside the U.S., Warner Bros. has a global network of production companies in many countries (located across Europe and South America and in Australia and New Zealand), which allows Warner Bros. to develop programming specifically tailored for the audiences in these territories. These local production companies also focus on developing non-scripted programs and formats that can be adapted and sold internationally and in the U.S. Television product revenues are generated principally from the licensing of programs to broadcast and cable television networks and premium pay television and OTT services, including SVOD services.

Warner Bros. is also a leader in the feature film industry and produces feature films under its Warner Bros. and New Line Cinema banners. The Warner Bros. segment’s theatrical product revenues are generated principally through rental fees from theatrical exhibition of feature films, including the following recently released films: Barbershop: The Next Cut, Batman v Superman: Dawn of Justice, Creed, How to Be Single and The Intern, and subsequently through licensing fees received from the distribution of films on premium pay television, broadcast and cable television networks and OTT services, including SVOD services.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Warner Bros. is a leader in the home entertainment and videogame industries. The segment also generates television and theatrical product revenues from the distribution of television and theatrical product in various physical and digital formats (e.g., electronic sell-through (“EST”) and video-on-demand). In addition, the segment generates revenues through the development and distribution of videogames, including the following recently released videogames: Batman: Arkham Knight, LEGO Marvel’s Avengers, LEGO Dimensions, Mortal Kombat X and Mortal Kombat XL.

The distribution and sale of home entertainment product in physical formats is one of the largest contributors to the segment’s revenues and profits. For the past several years, sales of home entertainment product in physical formats have declined as the home entertainment industry has been undergoing significant changes as it transitions from the physical distribution of film and television content via physical discs to the electronic delivery of such content. Several factors have contributed to this decline, including consumers shifting to OTT services and discount rental kiosks, which generate significantly less revenue per transaction for the Company than sales of home entertainment product in physical formats; changing retailer initiatives and strategies (e.g., reduction of floor space devoted to home entertainment product in physical formats); retail store closures; increasing competition for consumer discretionary time and spending; and piracy. During the first quarter of 2016, across the home entertainment industry, consumer spending on home entertainment product in physical formats continued to decline and consumer spending on electronic delivery continued to increase. The electronic delivery of film and television content is growing and becoming more important to the Warner Bros. segment, which has helped to offset some of the decline in sales of home entertainment product in physical formats.

Television Industry

The television industry is continuing to evolve, with changes in technology, rapid growth in new video services, and a corresponding increase in overall video content consumption and shift in consumer viewing patterns. Consumers are watching an increasing amount of programming on-demand and across a wide variety of services and devices, including smartphones, tablets, PCs and internet-connected televisions. Over the past few years, the number of multichannel video service subscribers in the U.S. declined slightly, and the Company expects further modest declines. To counteract this trend, some multichannel video service providers (“MVPDs”) are putting greater emphasis on selling smaller bundles of cable networks, resulting in higher subscriber declines for most individual networks than for multichannel video services in total.

At the same time, the penetration of broadband and internet-connected devices has grown and SVOD services such as Amazon Prime, Hulu and Netflix have continued to increase their number of subscribers. These services have been, and are expected to continue, making significant investments in acquired and original programming. In addition, ad-supported broadband video services such as those offered through YouTube and Facebook have continued to gain in popularity. Some television networks have launched OTT services that are available to consumers without a multichannel video service subscription.

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

To address these changes, the Company’s strategy over the past few years has focused on strengthening its position within the traditional TV ecosystem, enhancing the value of traditional pay television subscriptions for consumers, and pursuing new opportunities outside the traditional TV ecosystem. As part of this strategy, the Company plans to continue increasing its investment in high-quality distinctive programming to enhance the value of its networks. The Company is also working to enhance the value to consumers of the traditional MVPD bundle and capitalize on the shift in consumption habits in a number of ways, including by expanding the amount of its content that is available on demand and supporting the development of better user interfaces for on-demand multiplatform viewing. The Company is also pursuing a number of initiatives to capitalize on the new opportunities presented by these changes, including launching and investing in OTT services, as well as investing in short-form content production and digital-first news and entertainment networks. In addition, Turner has introduced new advertising products that provide greater data analytic tools and targeting capabilities to advertisers in order to compete more effectively with non-traditional outlets.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Recent Developments

NCAA

On March 14, 2016, Turner and CBS entered into an agreement with the National Collegiate Athletic Association (the “NCAA”) to license the television, digital and marketing rights to the NCAA Division I Men’s Basketball Championship Tournament (the “NCAA Tournament”) from 2025 through 2032 for an aggregate rights fee of $8.8 billion. While the aggregate rights fee will be paid by Turner to the NCAA, the rights fee, production costs, advertising revenues and sponsorship revenues related to the NCAA Tournament and related programming will continue to be shared by Turner and CBS. Annually, for 2025 through 2032, Turner will be allocated the first $90 million of revenue subject to the arrangement. However, if the amount paid for the rights fee and production costs in any year during that period exceeds advertising and sponsorship revenues for that year, including the $90 million of revenue allocated to Turner, CBS’ share of such shortfall will be limited to $45 million. Under the existing agreement among Turner, CBS and the NCAA, Turner and CBS have licensed rights to the NCAA Tournament through 2024.

Fandango

In April 2016, Warner Bros. sold its Flixster business to Fandango Media, LLC (“Fandango”), a subsidiary of NBCUniversal Media LLC, in exchange for a 25% interest in Fandango. In connection with the transaction, Warner Bros. invested $25 million in Fandango, reflecting its proportionate share of certain acquisitions completed by Fandango between November 2015 and January 2016. Warner Bros. expects to record a pre-tax gain of approximately $90 million in the quarter ended June 30, 2016 based on the carrying value of the net assets transferred to Fandango.

Central European Media Enterprises Ltd.

On February 19, 2016, CME Media Enterprises B.V. (“CME BV”), a subsidiary of Central European Media Enterprises Ltd. (“CME”), entered into a credit agreement (the “2016 Credit Agreement”) with third-party financial institutions for an approximate €470 million senior unsecured term loan (the “2016 Term Loan”) that was funded in April 2016 and matures on February 19, 2021. Time Warner has guaranteed CME BV’s obligations under the 2016 Credit Agreement for a fee equal to a rate based on CME’s net leverage, which initially is 10.5%, less the interest rate on the 2016 Term Loan, to be paid to Time Warner semi-annually. CME BV must pay a portion of the fee in cash and may, at CME BV’s option, pay the remainder in cash or in kind. In April 2016, CME used cash on hand and the proceeds of the 2016 Term Loan to repay in their entirety both its Senior Secured Notes due 2017 (the “Senior Secured Notes”) and the term loan Time Warner provided CME in 2014 (the “TW Term Loan”), which also was due in 2017. Time Warner received approximately $485 million in connection with CME’s repayment of the Senior Secured Notes and the TW Term Loan. As consideration for assisting CME in refinancing its debt due in 2017, Time Warner earned a fee equal to 1% of the aggregate principal amount of the 2016 Term Loan borrowed at funding. Prior to the funding, CME BV entered into unsecured interest rate hedge arrangements to protect against changes in the interest rate on the 2016 Term Loan during its term, and Time Warner has guaranteed CME BV’s obligations under such arrangements.

In addition, on February 19, 2016, CME entered into an amendment to extend the maturity of its €251 million senior unsecured term loan obtained in 2014 from third-party financial institutions (the “2014 Term Loan”) from November 1, 2017 to November 1, 2018. Time Warner continues to guarantee CME’s obligations under the 2014 Term Loan.

Time Warner and CME also agreed on February 19, 2016 to amend and restate the $115 million revolving credit facility Time Warner provided CME in 2014 to reduce the size of the facility to $50 million as of January 1, 2018 and to extend its term from December 2017 to February 2021. Amounts outstanding under the revolving credit facility bear interest at a rate based on CME’s net leverage. Beginning in April 2016, CME must pay a portion of the interest for each applicable quarterly interest period in cash and may, at CME’s option, pay the remainder in kind by adding such amount to the outstanding principal amount of the revolving credit facility. As of March 31, 2016, there were no amounts outstanding under the revolving credit facility.

The Company expects to record a pretax gain of approximately $95 million in the quarter ended June 30, 2016 in connection with these transactions. Additionally, when recognizing CME’s results for the quarter ended June 30, 2016 under the equity method of accounting, the Company expects to record a pretax charge of approximately $150 million related to these transactions.

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

Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by transactions and certain other items in each period as follows (millions):

	Three Months Ended March 31,
	2016	2015
Asset impairments	$(3)	$(1)
Loss on operating assets, net	—	(3)
Venezuelan foreign currency loss	—	(22)
Other	(13)	(2)

Impact on Operating Income	(16)	(28)
Investment losses, net	(11)	(59)
Amounts related to the separation of Time Warner Cable Inc.	—	(4)
Amounts related to the separation of Time Inc.	(4)	(2)
Items affecting comparability relating to equity method investments	9	(2)

Pretax impact	(22)	(95)
Income tax impact of above items	4	18

Impact of items affecting comparability on income from continuing operations	$(18)	$(77)

In addition to the items affecting comparability described above, the Company incurred Restructuring and severance costs of $5 million and $12 million for the three months ended March 31, 2016 and 2015, respectively. For further discussion of Restructuring and severance costs and the programming impairments, see “Consolidated Results” and “Business Segment Results.”

Asset Impairments

During the three months ended March 31, 2016, the Company recognized miscellaneous asset impairments of $3 million, consisting of $2 million at Corporate and $1 million at the Warner Bros. segment. During the three months ended March 31, 2015, the Company recognized a miscellaneous asset impairment of $1 million at Corporate.

Loss on Operating Assets, Net

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Other

For the three months ended March 31, 2016, Other includes $9 million of expenses at the Home Box Office segment related to Home Box Office’s withdrawal from a multiemployer benefit plan. For the three months ended March 31, 2016 and 2015, Other also includes external costs related to mergers, acquisitions or dispositions of $4 million and $2 million, respectively, consisting of $3 million and $1 million, respectively, at Corporate and $1 million for both periods at the Warner Bros. segment. External costs related to mergers, acquisitions or dispositions and the accrued pension withdrawal expenses are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Investment Losses, Net

For the three months ended March 31, 2016, the Company recognized $11 million of investment losses, net, consisting of $19 million of fair value adjustments relating to warrants to purchase common stock of CME held by the Company and $8 million of miscellaneous investment gains. For the three months ended March 31, 2015, the Company recognized $59 million of investment losses, net, consisting of $56 million of fair value adjustments relating to warrants to purchase common stock of CME held by the Company and $3 million of miscellaneous investment losses. Investment losses, net are included in Other loss, net in the accompanying Consolidated Statement of Operations.

Amounts Related to the Separation of Time Warner Cable Inc.

For the three months ended March 31, 2015, the Company recognized $4 million of other loss related to changes in the value of a Time Warner Cable Inc. (“TWC”) tax indemnification receivable. These amounts have been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Amounts Related to the Separation of Time Inc.

For the three months ended March 31, 2016 and 2015, the Company recognized other loss of $4 million and $2 million, respectively, primarily reflecting pension and other retirement benefits related to employees and former employees of Time Inc. These amounts have been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Items Affecting Comparability Relating to Equity Method Investments

For the three months ended March 31, 2016, the Company recognized $9 million of income primarily related to investment gains recorded by equity method investees. For the three months ended March 31, 2015, the Company recognized $2 million of losses from discontinued operations recorded by an equity method investee. These amounts have been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Revenues.  The components of Revenues are as follows (millions):

	Three Months Ended March 31,
	2016	2015	% Change
Turner	$2,906	$2,710	7%
Home Box Office	1,506	1,398	8%
Warner Bros.	3,109	3,199	(3)%
Intersegment eliminations	(213)	(180)	18%

Total revenues	$7,308	$7,127	3%

For the three months ended March 31, 2016, Revenues at the Turner segment increased driven by higher Subscription and Advertising revenues. Revenues at the Home Box Office segment increased for the three months ended March 31, 2016 due to higher Subscription and Content and other revenues. For the three months ended March 31, 2016, Revenues at the Warner Bros. segment decreased driven by lower Theatrical product revenues, partially offset by higher Television product and Videogames and other revenues. Changes in exchange rates associated with the foreign currencies to which the Company is exposed negatively impacted the Company’s Revenues by approximately $115 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, consisting of approximately $60 million, $50 million and $5 million at the Turner, Warner Bros. and Home Box Office segments, respectively. If the foreign exchange rates relative to the U.S. Dollar remain at the levels they were at as of March 31, 2016 or if the U.S. Dollar strengthens further in 2016 relative to the foreign currencies to which the Company is exposed, the Company’s Revenues in 2016 will be negatively affected as compared to its Revenues in 2015. Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

Costs of Revenues.  For the three months ended March 31, 2016, Costs of revenues were $4.005 billion as compared to $4.088 billion for the three months ended March 31, 2015. The decrease in costs of revenues for the three months ended March 31, 2016 was primarily due to a decrease at the Warner Bros. segment, partially offset by increases at the Turner and Home Box Office segments. The segment variations are discussed in “Business Segment Results.”

Selling, General and Administrative Expenses.  For the three months ended March 31, 2016, Selling, general and administrative expenses increased 5% to $1.251 billion from $1.189 billion for the three months ended March 31, 2015, primarily reflecting increases at Corporate and the Turner and HBO segments, partially offset by a decline at the Warner Bros. segment. For the three months ended March 31, 2015, Selling, general and administrative expenses included a $22 million foreign currency charge related to a change in the foreign currency exchange rate used by the Company for remeasuring its Venezuelan net monetary assets from the SICAD 2 rate to the Simadi rate. The segment variations are discussed in “Business Segment Results.”

Included in Costs of revenues and Selling, general and administrative expenses is depreciation expense of $119 million and $122 million for the three months ended March 31, 2016 and 2015, respectively.

Amortization Expense.  Amortization expense was $48 million for both the three months ended March 31, 2016 and 2015.

Restructuring and Severance Costs.  For the three months ended March 31, 2016 and 2015, the Company incurred Restructuring and severance costs primarily related to employee terminations and other exit activities. Restructuring and severance costs are as follows (millions):

	Three Months Ended March 31,
	2016	2015
Turner	$1	$8
Home Box Office	4	1
Warner Bros.	1	3
Corporate	(1)	—

Total restructuring and severance costs	$5	$12

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Operating Income.  Operating Income increased to $1.996 billion for the three months ended March 31, 2016 from $1.786 billion for the three months ended March 31, 2015. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $16 million and $28 million of expense for the three months ended March 31, 2016 and 2015, respectively, Operating Income increased $198 million, reflecting increases at all of the segments, partially offset by higher losses at Corporate.

Interest Expense, Net.  Interest expense, net detail is shown in the table below (millions):

	Three Months Ended March 31,
	2016	2015
Interest expense	$(347)	$(345)
Interest income	63	51

Interest expense, net	$(284)	$(294)

For the three months ended March 31, 2016, Interest expense, net decreased to $284 million from $294 million for the three months ended March 31, 2015 reflecting higher interest income, principally as a result of the Company’s transactions with CME.

Other Loss, Net.  Other loss, net detail is shown in the table below (millions):

	Three Months Ended March 31,
	2016	2015
Investment losses, net	$(11)	$(59)
Amounts related to the separation of TWC	—	(4)
Amounts related to the separation of Time Inc.	(4)	(2)
Items affecting comparability relating to equity method investments	9	(2)
Loss from equity method investees	(43)	(47)
Other	9	(3)

Other loss, net	$(40)	$(117)

Investment losses, net, items affecting comparability relating to equity method investments, and amounts related to the separations of TWC and Time Inc. are discussed under “Transactions and Other Items Affecting Comparability.”

Income Tax Provision.  Income tax provision increased to $498 million for the three months ended March 31, 2016 from $442 million for the three months ended March 31, 2015. The Company’s effective tax rate was 30% for the three months ended March 31, 2016 compared to 32% for the three months ended March 31, 2015. The decrease in the effective tax rate for the three months ended March 31, 2016 was primarily due to the recognition of tax benefits associated with losses at foreign subsidiaries.

Income from Continuing Operations.  Income from continuing operations was $1.174 billion and $933 million for the three months ended March 31, 2016 and 2015, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $18 million and $77 million of expense for the three months ended March 31, 2016 and 2015, respectively, Income from continuing operations increased $182 million, primarily reflecting higher Operating Income and lower Other loss, net, partly offset by higher income taxes. Basic and Diluted income from continuing operations per common share were $1.48 and $1.46, respectively, for the three months ended March 31, 2016 and were $1.12 and $1.10, respectively, for the three months ended March 31, 2015.

Discontinued Operations, Net of Tax.  Discontinued operations, net of tax was income of $40 million for the three months ended March 31, 2016 related to the recognition of additional tax benefits associated with certain foreign tax attributes of Warner Music Group (“WMG”), which the Company disposed of in 2004, and $37 million for the three months ended March 31, 2015 primarily related to the final resolution of a tax indemnification obligation associated with the disposition of WMG. Both Basic and Diluted income from discontinued operations per common share were $0.05 for both the three months ended March 31, 2016 and 2015.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Net Income.  Net income was $1.214 billion for the three months ended March 31, 2016 and $970 million for the three months ended March 31, 2015, respectively. Basic and Diluted net income per common share were $1.53 and $1.51, respectively, for the three months ended March 31, 2016 and were $1.17 and $1.15, respectively, for the three months ended March 31, 2015.

Business Segment Results

Turner.  Revenues and Operating Income of the Turner segment for the three months ended March 31, 2016 and 2015 are as follows (millions):

	Three Months Ended March 31,
	2016	2015	% Change
Revenues:
Subscription	$1,490	$1,347	11%
Advertising	1,235	1,179	5%
Content and other	181	184	(2)%

Total revenues	2,906	2,710	7%
Costs of revenues (a)	(1,214)	(1,169)	4%
Selling, general and administrative (a)	(401)	(353)	14%
Loss on operating assets	—	(3)	NM
Venezuelan foreign currency loss	—	(17)	NM
Restructuring and severance costs	(1)	(8)	(88)%
Depreciation	(47)	(48)	(2)%
Amortization	(4)	(4)	—%

Operating Income	$1,239	$1,108	12%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

Domestic subscription revenues for the three months ended March 31, 2016 increased $158 million, primarily due to higher contractual rates, partially offset by a decrease in subscribers. International subscription revenues for the three months ended March 31, 2016 declined $15 million as growth, largely in Latin America, was more than offset by the unfavorable impact of foreign exchange rates of approximately $35 million.

The increase in Advertising revenues for the three months ended March 31, 2016 reflected domestic growth of $65 million primarily driven by Turner’s news businesses, mainly due to the 2016 U.S. Presidential election coverage, as well as the 2016 NCAA Tournament, partially offset by lower audience delivery at certain entertainment networks. International advertising revenue declined $9 million as growth in Latin America was more than offset by the unfavorable impact of foreign exchange rates of approximately $20 million.

The components of Costs of revenues for the Turner segment are as follows (millions):

	Three Months Ended March 31,
	2016	2015	% Change
Programming costs:
Originals and sports	$817	$785	4%
Acquired films and syndicated series	201	194	4%

Total programming costs	1,018	979	4%
Other direct operating costs	196	190	3%

Costs of revenues (a)	$1,214	$1,169	4%

(a)	Costs of revenues exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

For the three months ended March 31, 2016, programming costs increased primarily due to the NCAA Tournament, NBA games and the 2016 U.S. Presidential election coverage.

For the three months ended March 31, 2016, Selling, general and administrative expenses increased primarily due to higher marketing expense for recently premiered and upcoming original series.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Loss on operating assets and Venezuelan foreign currency loss for the three months ended March 31, 2016 and 2015, which affected the comparability of the Turner segment’s results.

The increase in Operating Income for the three months ended March 31, 2016 was primarily due to higher Revenues, partially offset by higher Costs of revenues and Selling, general and administrative expenses.

Home Box Office.  Revenues and Operating Income of the Home Box Office segment for the three months ended March 31, 2016 and 2015 are as follows (millions):

	Three Months Ended March 31,
	2016	2015	% Change
Revenues:
Subscription	$1,236	$1,179	5%
Content and other	270	219	23%

Total revenues	1,506	1,398	8%
Costs of revenues (a)	(783)	(722)	8%
Selling, general and administrative (a)	(220)	(192)	15%
Restructuring and severance costs	(4)	(1)	NM
Depreciation	(18)	(21)	(14)%
Amortization	(4)	(4)	—%

Operating Income	$477	$458	4%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The increase in Subscription revenues for the three months ended March 31, 2016 was driven by higher domestic subscription revenues of $56 million, primarily due to higher contractual rates and higher subscribers.

The increase in Content and other revenues for the three months ended March 31, 2016 was primarily due to higher international television licensing revenues of $86 million, partially offset by lower home entertainment revenues of $42 million.

The components of Costs of revenues for the Home Box Office segment are as follows (millions):

	Three Months Ended March 31,
	2016	2015	% Change
Programming costs:
Originals and sports	$306	$251	22%
Acquired films and syndicated series	259	260	—%

Total programming costs	565	511	11%
Other direct operating costs	218	211	3%

Costs of revenues (a)	$783	$722	8%

(a)	Costs of revenues exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The increase in programming costs for the three months ended March 31, 2016 was primarily due to higher costs for original series, including higher programming impairments.

For the three months ended March 31, 2016, Selling, general and administrative expenses increased primarily due to higher marketing expenses related to HBO NOW. In addition, for the three months ended March 31, 2016, Selling, general and administrative expenses included $9 million of expenses related to Home Box Office’s withdrawal from a multiemployer benefit plan.

The increase in Operating Income for the three months ended March 31, 2016 was primarily due to higher Revenues, partially offset by higher Costs of revenues and Selling, general and administrative expenses.

Warner Bros.  Revenues and Operating Income of the Warner Bros. segment for the three months ended March 31, 2016 and 2015 are as follows (millions):

	Three Months Ended March 31,
	2016	2015	% Change
Revenues:
Theatrical product	$1,234	$1,465	(16)%
Television product	1,425	1,348	6%
Videogames and other	450	386	17%

Total revenues	3,109	3,199	(3)%
Costs of revenues (a)	(2,156)	(2,315)	(7)%
Selling, general and administrative (a)	(439)	(463)	(5)%
Asset impairments	(1)	—	NM
Venezuelan foreign currency loss	—	(5)	NM
Restructuring and severance costs	(1)	(3)	(67)%
Depreciation	(48)	(49)	(2)%
Amortization	(40)	(40)	—%

Operating Income	$424	$324	31%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The decrease in Revenues for the three months ended March 31, 2016 included the net unfavorable impact of foreign exchange rates of approximately $50 million. Revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on traditional television or OTT services, including SVOD services). The components of Revenues for the three months ended March 31, 2016 and 2015 are as follows (millions):

	Three Months Ended March 31,
	2016	2015	% Change
Theatrical product:
Film rentals	$367	$593	(38)%
Home video and electronic delivery	321	369	(13)%
Television licensing	475	440	8%
Consumer products and other	71	63	13%

Total theatrical product	$1,234	$1,465	(16)%

Television product:
Television licensing	1,238	1,137	9%
Home video and electronic delivery	94	106	(11)%
Consumer products and other	93	105	(11)%

Total television product	$1,425	$1,348	6%

Theatrical product revenues from film rentals decreased for the three months ended March 31, 2016, reflecting lower carryover revenues of $362 million from prior period releases, partially offset by higher revenues of $136 million from theatrical films released during the first quarter of 2016 compared to the first quarter of 2015. The Company released three and four theatrical films in the first quarters of 2016 and 2015, respectively.

For the three months ended March 31, 2016, theatrical product revenues from home video and electronic delivery decreased due to lower revenues of $28 million from releases during the first quarter of 2016 compared to the first quarter of 2015 and lower revenues of $20 million from prior period releases, including catalog titles. There were seven and five home video and electronic delivery releases in the first quarters of 2016 and 2015, respectively.

The increase in theatrical product revenues from television licensing for the three months ended March 31, 2016 was primarily due to higher license fees from SVOD services.

The increase in television product revenues from television licensing for the three months ended March 31, 2016 was primarily due to higher international license fees from SVOD services and higher initial telecast revenues.

Videogames and other revenues increased for the three months ended March 31, 2016 primarily due to higher revenues of $86 million from prior period releases, partially offset by lower revenues of $39 million from releases during the first quarter of 2016 compared to the first quarter of 2015. The Company released two and four videogames during the first quarters of 2016 and 2015, respectively.

The components of Costs of revenues for the Warner Bros. segment are as follows (millions):

	Three Months Ended March 31,
	2016	2015	% Change
Film and television production costs	$1,527	$1,568	(3)%
Print and advertising costs	394	482	(18)%
Other costs, including merchandise and related costs	235	265	(11)%

Costs of revenues (a)	$2,156	$2,315	(7)%

(a)	Costs of revenues excludes depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Included in film and television production costs are production costs related to videogames, as well as theatrical film and videogame valuation adjustments resulting primarily from revisions to estimates of ultimate revenue and/or costs for certain theatrical films and videogames. Theatrical film valuation adjustments were $1 million for the three months ended March 31, 2016 and $39 million for the three months ended March 31, 2015. Videogame valuation adjustments for the three months ended March 31, 2016 were $4 million and for the three months ended March 31, 2015 were $16 million. The decrease in print and advertising costs for the three months ended March 31, 2016 was primarily due to fewer theatrical releases. Other costs, including merchandise and related costs decreased for the three months ended March 31, 2016 primarily due to lower foreign exchange losses.

Selling, general and administrative expenses decreased for the three months ended March 31, 2016 primarily due to cost savings initiatives.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments, Venezuelan foreign currency and external costs related to mergers, acquisitions and dispositions for the three months ended March 31, 2016 and 2015, which affected the comparability of the Warner Bros. segment’s results.

The increase in Operating Income for the three months ended March 31, 2016 was primarily due to lower Costs of revenues and lower Selling, general and administrative expenses, partially offset by lower Revenues.

Corporate.  Corporate’s Operating Loss for the three months ended March 31, 2016 and 2015 was as follows (millions):

	Three Months Ended March 31,
	2016	2015	% Change
Selling, general and administrative (a)	$(133)	$(99)	34%
Asset impairments	(2)	(1)	100%
Restructuring and severance costs	1	—	NM
Depreciation	(6)	(4)	50%

Operating Loss	$(140)	$(104)	35%

(a)	Selling, general and administrative expenses exclude depreciation.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments and external costs related to mergers, acquisitions and dispositions for the three months ended March 31, 2016 and 2015, which affected the comparability of Corporate’s results.

Operating loss for the three months ended March 31, 2016 increased primarily due to higher equity-based compensation expense of $12 million, higher costs of $6 million related to enterprise efficiency initiatives primarily focused on technology and the unfavorable impact of foreign exchange rates of $6 million.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including scheduled debt repayments, quarterly dividend payments and the purchase of common stock under the Company’s stock repurchase program. Time Warner’s sources of cash include Cash provided by operations, Cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at March 31, 2016 was $6.567 billion, which included $1.540 billion of Cash and equivalents.

Current Financial Condition

At March 31, 2016, Time Warner had net debt of $22.133 billion ($23.673 billion of debt less $1.540 billion of Cash and equivalents) and $23.844 billion of Total equity, compared to net debt of $21.637 billion ($23.792 billion of debt less $2.155 billion of Cash and equivalents) and $23.619 billion of Total equity at December 31, 2015.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The following table shows the significant items contributing to the increase in net debt from December 31, 2015 to March 31, 2016 (millions):

Balance at December 31, 2015	$21,637
Cash provided by operations	(753)
Capital expenditures	75
Repurchases of common stock	711
Dividends paid to common stockholders	322
Investments and acquisitions, net of cash acquired	98
Proceeds from the exercise of stock options	(56)
Other investment and sale proceeds	(18)
All other, net	117

Balance at March 31, 2016	$22,133

In January 2016, Time Warner’s Board of Directors authorized up to $5.0 billion of share repurchases beginning January 1, 2016, including the amount remaining at December 31, 2015 under the prior authorization. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2016 through April 29, 2016, the Company repurchased 13 million shares of common stock for $946 million pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Cash Flows

Cash and equivalents decreased by $615 million, including $4 million of Cash used by discontinued operations, for the three months ended March 31, 2016. Cash and equivalents decreased by $358 million, including $3 million of Cash provided by discontinued operations, for the three months ended March 31, 2015. Components of these changes are discussed below in more detail.

Operating Activities

Details of Cash provided by operations are as follows (millions):

	Three Months Ended March 31,
	2016	2015
Operating Income	$1,996	$1,786
Depreciation and amortization	167	170
Net interest payments (a)	(278)	(258)
Net income taxes paid (b)	(130)	(158)
All other, net, including working capital changes	(1,002)	(528)

Cash provided by operations	$753	$1,012

(a)	Includes cash interest received of $13 million and $8 million for the three months ended March 31, 2016 and 2015, respectively.
(b)	Includes income tax refunds received of $4 million and $11 million for the three months ended March 31, 2016 and 2015, respectively.

Cash provided by operations for the three months ended March 31, 2016 decreased primarily due to higher cash used by working capital, partially offset by higher Operating Income. Cash used by working capital increased primarily due to a net increase in accounts receivable and increased content investments.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Investing Activities

Details of Cash used by investing activities are as follows (millions):

	Three Months Ended March 31,
	2016	2015
Investments in available-for-sale securities	$(5)	$(29)
Investments and acquisitions, net of cash acquired	(93)	(96)
Capital expenditures	(75)	(57)
Other investment proceeds	18	5

Cash used by investing activities	$(155)	$(177)

The decrease in Cash used by investing activities for the three months ended March 31, 2016 was primarily due to lower investments in available-for-sale securities and higher other investment proceeds, partially offset by higher capital expenditures. Included in Investments and acquisitions, net of cash acquired for the three months ended March 31, 2016 and 2015 are payments of $34 million and $36 million, respectively, related to the construction and development of office and studio space in the Hudson Yards development on the west side of Manhattan for the Company’s new headquarters and consolidated location for employees based in New York City.

Financing Activities

Details of Cash used by financing activities are as follows (millions):

	Three Months Ended March 31,
	2016	2015
Borrowings	$2	$6
Debt repayments	(152)	(11)
Proceeds from the exercise of stock options	56	67
Excess tax benefit from equity instruments	27	83
Principal payments on capital leases	(3)	(2)
Repurchases of common stock	(711)	(890)
Dividends paid	(322)	(294)
Other financing activities	(110)	(152)

Cash used by financing activities from continuing operations	$(1,213)	$(1,193)

Cash used by financing activities for the three months ended March 31, 2016 increased primarily due to an increase in Debt repayments, a decrease in Excess tax benefit from equity instruments and an increase in Dividends paid, partially offset by lower Repurchases of common stock.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At March 31, 2016, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $30.269 billion. Of this committed capacity, $6.567 billion was unused and $23.673 billion was outstanding as debt. At March 31, 2016, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

	Committed Capacity (a)	Letters of Credit (b)	Outstanding Debt (c)	Unused Committed Capacity
Cash and equivalents	$1,540	$—	$—	$1,540
Revolving credit facilities and commercial paper program (d)	5,000	—	—	5,000
Fixed-rate public debt	23,434	—	23,434	—
Other obligations (e)	295	29	239	27

Total	$30,269	$29	$23,673	$6,567

(a)

The revolving credit facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted average maturity of the Company’s outstanding debt and other financing arrangements was 13.5 years as of March 31, 2016.

(b)	Represents the portion of committed capacity, including from bilateral letter of credit facilities, reserved for outstanding and undrawn letters of credit.
(c)

Represents principal amounts adjusted for premiums and discounts and $121 million of unamortized debt issuance costs. At March 31, 2016, the principal amounts of the Company’s publicly issued debt mature as follows: $500 million in 2017, $600 million in 2018, $650 million in 2019, $1.4 billion in 2020, $2.0 billion in 2021 and $18.501 billion thereafter. In the period after 2021, no more than $2.0 billion will mature in any given year.

(d)

The revolving credit facilities consist of two $2.5 billion revolving credit facilities. The Company may issue unsecured commercial paper notes up to the amount of the unused committed capacity under the revolving credit facilities.

(e)	Unused committed capacity includes committed financings of subsidiaries under local bank credit agreements. Other debt obligations totaling $51 million are due within the next twelve months.

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the worldwide licensing of theatrical and television product for premium cable, basic cable, network and syndicated television and OTT exhibition. Backlog was $6.2 billion and $6.3 billion at March 31, 2016 and December 31, 2015, respectively. Included in the backlog amounts is licensing of theatrical and television product from the Warner Bros. segment to the Turner segment in the amount of $581 million and $619 million at March 31, 2016 and December 31, 2015, respectively. Also included in the backlog amounts is licensing of theatrical product from the Warner Bros. segment to the Home Box Office segment in the amount of $666 million and $737 million at March 31, 2016 and December 31, 2015, respectively.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of forward-looking statements in this report include, but are not limited to, statements regarding (i) the Company’s expected incurrence of a pretax gain of approximately $95 million and a pretax charge of approximately $150 million in the quarter ended June 30, 2016 relating to the repayment by CME of certain indebtedness and related transactions, and (ii) the Company’s expected recognition of a pre-tax gain of approximately $90 million relating to Warner Bros.’ sale of its Flixster business to Fandango.

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

•	changes in consumer behavior, including changes in spending behavior and changes in consumer viewing patterns;
•	the popularity of the Company’s content;
•	changes in the Company’s plans, initiatives and strategies, and consumer acceptance thereof;
•	changes in the plans, initiatives and strategies of the third parties that distribute, license and/or sell Time Warner’s content;
•	the Company’s ability to renew affiliate agreements on favorable terms;
•	competitive pressures, including as a result of audience fragmentation and changes in technology and consumer viewing patterns;
•

changes in advertising market conditions or advertising expenditures due to various factors, including decreasing numbers of multichannel video service subscribers, changes in consumer viewing patterns, economic conditions, pressure from public interest groups, changes in laws and regulations and other societal or political developments;

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

•	the adequacy of the Company’s risk management framework;
•	changes in U.S. GAAP or other applicable accounting policies;
•	changes in tax, federal communication and other laws and regulations;
•	currency exchange restrictions and currency devaluation risks in some foreign countries;
•	the effect of union or labor disputes or professional sports league player lockouts;
•	the impact of terrorist acts, hostilities, natural disasters (including extreme weather) and pandemic viruses; and
•	the other risks and uncertainties detailed in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET

(Unaudited; millions, except share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and equivalents	$1,540	$2,155
Receivables, less allowances of $858 and $1,055	7,810	7,411
Inventories	1,576	1,753
Prepaid expenses and other current assets	866	1,194

Total current assets	11,792	12,513

Noncurrent inventories and theatrical film and television production costs	7,731	7,600
Investments, including available-for-sale securities	2,649	2,617
Property, plant and equipment, net	2,546	2,596
Intangible assets subject to amortization, net	900	949
Intangible assets not subject to amortization	7,030	7,029
Goodwill	27,686	27,689
Other assets	2,920	2,855

Total assets	$63,254	$63,848

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,589	$7,188
Deferred revenue	554	616
Debt due within one year	51	198

Total current liabilities	7,194	8,002

Long-term debt	23,622	23,594
Deferred income taxes	2,570	2,454
Deferred revenue	390	352
Other noncurrent liabilities	5,605	5,798
Redeemable noncontrolling interest	29	29
Commitments and Contingencies (Note 12)

Equity
Common stock, $0.01 par value, 1.652 billion and 1.652 billion shares issued and 789 million and 795 million shares outstanding	17	17
Additional paid-in capital	147,593	148,041
Treasury stock, at cost (863 million and 857 million shares)	(46,110)	(45,612)
Accumulated other comprehensive loss, net	(1,490)	(1,446)
Accumulated deficit	(76,167)	(77,381)

Total Time Warner Inc. shareholders’ equity	23,843	23,619
Noncontrolling interest	1	—

Total equity	23,844	23,619

Total liabilities and equity	$63,254	$63,848

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited; millions, except per share amounts)

	Three Months Ended March 31,
	2016	2015

Revenues	$7,308	$7,127
Costs of revenues	(4,005)	(4,088)
Selling, general and administrative	(1,251)	(1,189)
Amortization of intangible assets	(48)	(48)
Restructuring and severance costs	(5)	(12)
Asset impairments	(3)	(1)
Loss on operating assets, net	—	(3)

Operating income	1,996	1,786
Interest expense, net	(284)	(294)
Other loss, net	(40)	(117)

Income from continuing operations before income taxes	1,672	1,375
Income tax provision	(498)	(442)

Income from continuing operations	1,174	933
Discontinued operations, net of tax	40	37

Net income	$1,214	$970

Per share information:
Basic income per common share from continuing operations	$1.48	$1.12
Discontinued operations	0.05	0.05

Basic net income per common share	$1.53	$1.17

Average basic common shares outstanding	790.7	829.4

Diluted income per common share from continuing operations	$1.46	$1.10
Discontinued operations	0.05	0.05

Diluted net income per common share	$1.51	$1.15

Average diluted common shares outstanding	802.3	845.9

Cash dividends declared per share of common stock	$0.4025	$0.3500

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Three Months Ended March 31,

(Unaudited; millions)

	2016	2015
Net income	$1,214	$970

Other comprehensive loss, net of tax:
Foreign currency translation:
Unrealized losses occurring during the period	(39)	(202)
Reclassification adjustment for losses realized in net income	—	5

Change in foreign currency translation	(39)	(197)

Securities:
Unrealized gains occurring during the period	1	4
Benefit obligations:
Unrealized gains occurring during the period	5	8
Reclassification adjustment for losses realized in net income	6	6

Change in benefit obligations	11	14

Derivative financial instruments:
Unrealized gains occurring during the period	—	63
Reclassification adjustment for gains realized in net income	(17)	(27)

Change in derivative financial instruments	(17)	36

Other comprehensive loss	(44)	(143)

Comprehensive income	$1,170	$827

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ended March 31,

(Unaudited; millions)

	2016	2015
OPERATIONS
Net income	$1,214	$970
Less Discontinued operations, net of tax	(40)	(37)

Net income from continuing operations	1,174	933
Adjustments for noncash and nonoperating items:
Depreciation and amortization	167	170
Amortization of film and television costs	2,112	2,034
Asset impairments	3	1
Loss on investments and other assets, net	11	59
Equity in losses of investee companies, net of cash distributions	50	64
Equity-based compensation	108	90
Deferred income taxes	113	(96)
Changes in operating assets and liabilities, net of acquisitions	(2,981)	(2,246)

Cash provided by operations from continuing operations	757	1,009
Cash provided (used) by operations from discontinued operations	(4)	3

Cash provided by operations	753	1,012

INVESTING ACTIVITIES
Investments in available-for-sale securities	(5)	(29)
Investments and acquisitions, net of cash acquired	(93)	(96)
Capital expenditures	(75)	(57)
Other investment proceeds	18	5

Cash used by investing activities	(155)	(177)

FINANCING ACTIVITIES
Borrowings	2	6
Debt repayments	(152)	(11)
Proceeds from exercise of stock options	56	67
Excess tax benefit from equity instruments	27	83
Principal payments on capital leases	(3)	(2)
Repurchases of common stock	(711)	(890)
Dividends paid	(322)	(294)
Other financing activities	(110)	(152)

Cash used by financing activities	(1,213)	(1,193)

DECREASE IN CASH AND EQUIVALENTS	(615)	(358)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,155	2,618

CASH AND EQUIVALENTS AT END OF PERIOD	$1,540	$2,260

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF EQUITY

Three Months Ended March 31,

(Unaudited; millions)

	2016			2015
	Time Warner Shareholders	Noncontrolling Interests (a)	Total Equity	Time Warner Shareholders	Noncontrolling Interests	Total Equity
BALANCE AT BEGINNING OF PERIOD	$23,619	$—	$23,619	24,476	$—	$24,476
Net income	1,214	1	1,215	970	—	970
Other comprehensive loss	(44)	—	(44)	(143)	—	(143)
Cash dividends	(322)	—	(322)	(294)	—	(294)
Common stock repurchases	(713)	—	(713)	(900)	—	(900)
Other, primarily related to stock options and restricted stock units	89	—	89	89	—	89

BALANCE AT END OF PERIOD	$23,843	$1	$23,844	$24,198	$—	$24,198

(a)	Net income excludes a $1 million loss for the three months ended March 31, 2016 relating to redeemable noncontrolling interests.

See accompanying notes.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company, whose businesses include television networks, and film and TV entertainment. Time Warner classifies its operations into three reportable segments: Turner: consisting principally of cable networks and digital media properties; Home Box Office: consisting principally of premium pay television and over-the-top (“OTT”) services domestically and premium pay, basic tier television and OTT services internationally; and Warner Bros.: consisting principally of television, feature film, home video and videogame production and distribution.

Basis of Presentation

Interim Financial Statements

The consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

Basis of Consolidation

The consolidated financial statements include all the assets, liabilities, revenues, expenses and cash flows of entities in which Time Warner has a controlling interest (“subsidiaries”). Intercompany accounts and transactions between consolidated entities have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the March 31, 2016 presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates.

Significant estimates and judgments inherent in the preparation of the consolidated financial statements include accounting for asset impairments, multiple-element transactions, allowances for doubtful accounts, depreciation and amortization, the determination of ultimate revenues as it relates to amortization or impairment of capitalized film and programming costs and participations and residuals, home video and videogame product returns, business combinations, pension and other postretirement benefits, equity-based compensation, income taxes, contingencies, litigation matters, reporting revenue for certain transactions on a gross versus net basis, and the determination of whether the Company should consolidate certain entities.

Venezuela Currency

During the quarter ended March 31, 2015, the Company recognized a pretax foreign exchange loss of $22 million in the Consolidated Statement of Operations related to a change in the foreign currency exchange rate the Company used to remeasure its Venezuelan net monetary assets from the SICAD 2 rate to the Simadi rate. Approximately $15 million of such loss related to cash balances.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting Guidance Adopted in 2016

Equity Method of Accounting

In March 2016, guidance was issued that changes the requirements for equity method accounting when an investment qualifies for use of the equity method as a result of an increase in the investor’s ownership interest in or degree of influence over an investee. The guidance (i) eliminates the need to retroactively apply the equity method of accounting upon qualifying for such treatment, (ii) requires that the cost of acquiring the additional interest in an investee be added to the basis of the previously held interest and (iii) requires that unrealized holding gains or losses for available-for-sale equity securities that qualify for the equity method of accounting be recognized in earnings at the date the investment becomes qualified for use of the equity method of accounting. The Company adopted this guidance on January 1, 2016 on a prospective basis and it did not impact the Company’s consolidated financial statements.

Accounting Guidance Not Yet Adopted

Share-Based Payments

In March 2016, guidance was issued that changes the reporting for certain aspects of share-based payments. One aspect of the guidance, which will become effective on a prospective basis beginning on January 1, 2017, requires that the income tax effects of share-based awards be recognized in the income statement when the awards vest or are settled. Under the current guidance, excess tax benefits and deficiencies have been recognized in Additional paid-in capital in the Consolidated Balance Sheet. For the year ended December 31, 2015, the net amount of excess tax benefits and deficiencies that were recognized in Additional paid-in capital was $150 million. Another aspect of the new guidance, which will become effective on a prospective or retrospective basis beginning on January 1, 2017, requires that excess tax benefits be classified as a cash flow from operating activities in the Consolidated Statement of Cash Flows. Under the current guidance, excess tax benefits have been classified as a cash flow from financing activities. Excess tax benefits presented as a cash flow from financing activities was $151 million for the year ended December 31, 2015. The other aspects of this new guidance are not expected to have a material effect on the Company’s consolidated financial statements.

Accounting for Leases

In February 2016, new guidance was issued regarding accounting for leases. The main difference between the current guidance and the new guidance is the recognition of lease assets and liabilities for lessees for those leases classified as operating leases under the current guidance. Under the new guidance, the recognition, measurement and presentation of expenses and cash flows arising from a lease as well as the lessor accounting model have not significantly changed from current guidance. This guidance also requires qualitative and quantitative disclosures of key information about leasing arrangements. The new guidance will become effective on a modified retrospective basis for the Company on January 1, 2019. The Company is evaluating the impact the new guidance will have on its consolidated financial statements.

Recognition and Measurement of Financial Assets and Liabilities

In January 2016, guidance was issued that makes limited changes to the accounting for financial instruments. The changes primarily relate to (i) the requirement to measure equity investments in unconsolidated subsidiaries, other than those accounted for under the equity method of accounting, at fair value, with changes in the fair value recognized in earnings, (ii) an alternative approach for the measurement of equity investments that do not have a readily determinable fair value, (iii) the elimination of the other-than-temporary impairment model and its replacement with a requirement to perform a qualitative assessment to identify the impairment of equity investments, and a requirement to recognize impairment losses in earnings based on the difference between fair value and the carrying value of the equity investment, (iv) the elimination of the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost, (v) the addition of a requirement to use the exit price concept when measuring the fair value of financial instruments for disclosure purposes, and (vi) the addition of a requirement to present financial assets and financial liabilities separately in the notes to the financial statements, grouped by measurement category (e.g., fair value, amortized cost, lower of cost or market) and by form of financial asset (e.g., loans, securities). This guidance will become effective for the Company on January 1, 2018. The Company is evaluating the impact this guidance will have on its consolidated financial statements.

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

For the three months ended March 31, 2016, Discontinued operations, net of tax was income of $40 million ($0.05 of diluted income from discontinued operations per common share) related to the recognition of certain tax benefits associated with foreign tax attributes of the Warner Music Group (“WMG”), which the Company disposed of in 2004. For the three months ended March 31, 2015, Discontinued operations, net of tax was income of $37 million ($0.05 of diluted income from discontinued operations per common share), primarily related to the final resolution of a tax indemnification obligation associated with the disposition of WMG.

3.	FAIR VALUE MEASUREMENTS

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, respectively (millions):

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Diversified equity securities (a)	$166	$—	$—	$166	$179	$—	$—	$179
Available-for-sale securities:
Equity securities	19	—	—	19	15	—	—	15
Debt securities	—	75	—	75	—	70	—	70
Derivatives:
Foreign exchange contracts	—	63	—	63	—	79	—	79
Other	—	—	161	161	—	—	180	180
Liabilities:
Derivatives:
Foreign exchange contracts	—	—	—	—	—	(2)	—	(2)
Other	—	—	(2)	(2)	—	—	(7)	(7)

Total	$185	$138	$159	$482	$194	$147	$173	$514

(a)	Consists of investments related to deferred compensation.

The Company primarily applies the market approach for valuing recurring fair value measurements. As of March 31, 2016 and December 31, 2015, assets and liabilities valued using significant unobservable inputs (Level 3) primarily related to warrants to purchase shares of Class A common stock of Central European Media Enterprises Ltd. (“CME”) valued at $160 million and $179 million, respectively. The Company estimates the fair value of these warrants using a Monte Carlo Simulation model. Significant

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

unobservable inputs used in the fair value measurement at March 31, 2016 are an expected term of 1.22 years and an expected volatility of approximately 59%. The other Level 3 assets and liabilities consisted of assets related to equity instruments held by employees of a former subsidiary of the Company, liabilities for contingent consideration and options to redeem securities.

The following table reconciles the beginning and ending balances of net derivative assets and liabilities classified as Level 3 and identifies the total gains (losses) the Company recognized during the three months ended March 31, 2016 and 2015 on such assets and liabilities that were included in the Consolidated Balance Sheet as of March 31, 2016 and 2015 (millions):

	March 31, 2016	March 31, 2015
Balance as of the beginning of the period	$173	$241
Total losses, net:
Included in other loss, net	(19)	(56)
Included in other comprehensive loss	—	—
Purchases	—	—
Settlements	5	(1)
Issuances	—	—

Balance as of the end of the period	$159	$184

Net loss for the period included in net income related to assets and liabilities still held as of the end of the period	$(19)	$(56)

Other Financial Instruments

The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at March 31, 2016, the fair value of Time Warner’s debt exceeded its carrying value by approximately $3.318 billion and, based on interest rates prevailing at December 31, 2015, the fair value of Time Warner’s debt exceeded its carrying value by approximately $2.490 billion. The fair value of Time Warner’s debt is considered a Level 2 measurement as it is based on observable market inputs such as current interest rates and, where available, actual sales transactions. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt is retired prior to its maturity.

Information as of March 31, 2016 about the Company’s investments in CME that are not required to be carried at fair value on a recurring basis is as follows (millions):

	Carrying Value	Fair Value	Fair Value Hierarchy
Class A common stock (a)	$—	$185	Level 1
Series B convertible redeemable preferred shares	$—	$259	Level 2
Senior secured notes	$247	$446	Level 2

(a)	Includes 1 share of Series A convertible preferred stock.

The fair values of the Company’s investments in CME’s Class A common stock (including Series A convertible preferred stock) and Series B convertible redeemable preferred shares are primarily determined by reference to the March 31, 2016 closing price of CME’s common stock. The fair value of the Company’s investment in CME’s 15% senior secured notes due 2017 (the “Senior Secured Notes”) is primarily determined by reference to observable sales transactions.

As of March 31, 2016, the Company owned 3.4 million of CME’s Senior Secured Notes, each consisting of $100 principal amount plus accrued interest. The Senior Secured Notes are accounted for at their amortized cost and classified as held-to-maturity in the Consolidated Balance Sheet. In April 2016, Time Warner received approximately $447 million in connection with CME’s repayment of all the outstanding Senior Secured Notes.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

During the three months ended March 31, 2016 and March 31, 2015, the Company also performed fair value measurements related to certain theatrical films and television programs. In determining the fair value of its theatrical films, the Company employs a DCF methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros.) plus a risk premium representing the risk associated with producing a particular theatrical film. The fair value of any theatrical films and television programs that management plans to abandon is zero. Because the primary determination of fair value is made using a DCF model, the resulting fair value is considered a Level 3 measurement. The following table presents certain theatrical film and television production costs, which were recorded as inventory in the Consolidated Balance Sheet, that were written down to fair value (millions):

	Carrying value before write down	Carrying value after write down
Fair value measurements made during the three months ended March 31,:
2016	$28	$2
2015	$176	$137

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	INVENTORIES AND THEATRICAL FILM AND TELEVISION PRODUCTION COSTS

Inventories and theatrical film and television production costs consist of (millions):

	March 31, 2016	December 31, 2015
Inventories:
Programming costs, less amortization (a)	$2,939	$3,067
Other inventory, primarily DVDs and Blu-ray Discs	251	263

Total inventories	3,190	3,330
Less: current portion of inventory	(1,576)	(1,753)

Total noncurrent inventories	1,614	1,577

Theatrical film production costs: (b)
Released, less amortization	709	570
Completed and not released	449	374
In production	1,621	1,612
Development and pre-production	115	123

Television production costs: (b)
Released, less amortization	1,439	1,301
Completed and not released	889	872
In production	864	1,158
Development and pre-production	31	13

Total theatrical film and television production costs	6,117	6,023

Total noncurrent inventories and theatrical film and television production costs	$7,731	$7,600

(a)	Includes the costs of programming rights, primarily sports, for which payments have been made prior to the related rights being received.
(b)

Does not include $622 million and $656 million of acquired film library intangible assets as of March 31, 2016 and December 31, 2015, respectively, which are included in Intangible assets subject to amortization, net in the Consolidated Balance Sheet.

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company also enters into derivative contracts that economically hedge certain of its foreign currency risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. These economic hedges are used primarily to offset the change in certain foreign currency denominated long-term receivables and certain foreign-currency-denominated intercompany debt due to changes in the underlying foreign exchange rates.

The translation of revenues and expenses denominated in the functional currency of a foreign subsidiary may result in fluctuations in the U.S. Dollar-equivalent value of such revenues and expenses as compared to prior periods. Such transactions are not eligible for qualifying hedge accounting treatment, and the Company does not economically hedge this exposure.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net gains and losses from hedging activities recognized in the Consolidated Statement of Operations were as follows (millions):

	Three Months Ended March 31,
	2016	2015
Gains (losses) recognized in:
Costs of revenues	$9	$66
Selling, general and administrative	3	6
Other loss, net	22	(6)

Amounts included in Other loss, net include the impact of forward points and option premiums, which are excluded from the assessment of hedge effectiveness. Other amounts included in Other loss, net relate to hedges of foreign-currency-denominated debt and hedge ineffectiveness, which are not material.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions and has entered into collateral agreements with certain of these counterparties to further protect the Company in the event of deterioration of the credit quality of such counterparties on outstanding transactions. Additionally, netting provisions are included in agreements in situations where the Company executes multiple contracts with the same counterparty. For such foreign exchange contracts, the Company offsets the fair values of the amounts owed to or due from the same counterparty and classifies the net amount as a net asset or net liability within Prepaid expenses and other current assets or Accounts payable and accrued liabilities, respectively, in the Consolidated Balance Sheet. The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to Time Warner’s use of foreign currency derivatives at March 31, 2016 and December 31, 2015 (millions):

	March 31, 2016 (a)	December 31, 2015 (b)
Prepaid expenses and other current assets	$63	$79
Accounts payable and accrued liabilities	—	(2)

(a)

Includes $224 million ($216 million of qualifying hedges and $8 million of economic hedges) and $161 million ($156 million of qualifying hedges and $5 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

(b)

Includes $198 million ($194 million of qualifying hedges and $4 million of economic hedges) and $121 million ($116 million of qualifying hedges and $5 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

At March 31, 2016 and December 31, 2015, $3 million and $29 million, respectively, of gains related to cash flow hedges are recorded in Accumulated other comprehensive loss, net and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in Accumulated other comprehensive loss, net at March 31, 2016 and December 31, 2015 are net losses of $11 million and $9 million, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

At March 31, 2016, the carrying amount of the Company’s €700 million aggregate principal amount of debt due 2023 is designated as a hedge of the variability in the Company’s Euro-denominated net investments. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within Accumulated other comprehensive loss, net in the Consolidated Balance Sheet. For the three months ended March 31, 2016, such amounts totaled $7 million of losses.

6.	SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

From January 1, 2016 through March 31, 2016, the Company repurchased approximately 10 million shares of common stock for approximately $713 million pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. As of March 31, 2016, $4.287 billion remained under the stock repurchase program.

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

The following summary sets forth the activity within Other comprehensive loss (millions):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax
Unrealized losses on foreign currency translation	$(50)	$11	$(39)	$(214)	$12	$(202)
Reclassification adjustment for losses on foreign currency translation realized in net income (a)	—	—	—	5	—	5
Unrealized gains on securities	2	(1)	1	6	(2)	4
Unrealized gains on benefit obligations	7	(2)	5	9	(1)	8
Reclassification adjustment for losses on benefit obligations realized in net income (b)	9	(3)	6	8	(2)	6
Unrealized gains on derivative financial instruments	1	(1)	—	97	(34)	63
Reclassification adjustment for gains on derivative financial instruments realized in net income (c)	(27)	10	(17)	(42)	15	(27)

Other comprehensive loss	$(58)	$14	$(44)	$(131)	$(12)	$(143)

(a)	Pretax (gains) losses included in Loss on operating assets, net.
(b)	Pretax (gains) losses included in Selling, general and administrative expenses.
(c)	Pretax (gains) losses included in Selling, general and administrative expenses, Costs of revenues and Other loss, net are as follows (millions):

	Three Months Ended March 31,
	2016	2015
Selling, general and administrative expenses	$(3)	$(6)
Costs of revenues	(9)	(36)
Other loss, net	(15)	—

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.	INCOME PER COMMON SHARE

Set forth below is a reconciliation of Basic and Diluted income per common share from continuing operations (millions, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Income from continuing operations	$1,174	$933
Income allocated to participating securities	(3)	(3)

Income from continuing operations — basic	$1,171	$930

Average basic common shares outstanding	790.7	829.4
Dilutive effect of equity awards	11.6	16.5

Average diluted common shares outstanding	802.3	845.9

Antidilutive common share equivalents excluded from computation	7	3

Income per common share from continuing operations:
Basic	$1.48	$1.12
Diluted	$1.46	$1.10

8.	EQUITY-BASED COMPENSATION

The table below summarizes the weighted-average assumptions used to value stock options at their grant date and the weighted-average grant date fair value per share:

	Three Months Ended March 31,
	2016	2015
Expected volatility	26.0%	25.1%
Expected term to exercise from grant date	6.20 years	5.85 years
Risk-free rate	1.5%	1.8%
Expected dividend yield	2.6%	1.7%
Weighted average grant date fair value per option	$12.22	$18.39

The following table sets forth the weighted-average grant date fair value of restricted stock units (“RSUs”) and target performance stock units (“PSUs”) granted during the period. For PSUs, the service inception date precedes the grant date and requires the Company to apply mark-to-market accounting that is reflected in the grant date fair values presented:

	Three Months Ended March 31,
	2016	2015
RSUs	$62.38	$83.87
PSUs	78.06	72.84

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the number of stock options, RSUs and target PSUs granted (millions):

	Three Months Ended March 31,
	2016	2015
Stock options	2.2	2.9
RSUs	2.7	1.9
PSUs	0.2	0.1

The impact on Operating income for equity-based compensation awards is as follows (millions):

	Three Months Ended March 31,
	2016	2015
Stock options	$21	$17
RSUs and PSUs	87	73

Total impact on operating income	$108	$90

Tax benefit recognized	$38	$32

Total unrecognized compensation cost related to unvested Time Warner stock option awards as of March 31, 2016, without taking into account expected forfeitures, is $74 million and is expected to be recognized over a weighted-average period between one and two years. Total unrecognized compensation cost related to unvested RSUs and target PSUs as of March 31, 2016, without taking into account expected forfeitures, is $280 million and is expected to be recognized over a weighted-average period between one and two years.

9.	BENEFIT PLANS

Components of Net Periodic Benefit Costs

A summary of the components of the net periodic benefit costs from continuing operations recognized for substantially all of Time Warner’s defined benefit pension plans for the three months ended March 31, 2016 and 2015 is as follows (millions):

	Three Months Ended March 31,
	2016	2015
Service cost	$1	$1
Interest cost	22	21
Expected return on plan assets	(21)	(23)
Amortization of net loss	4	5

Net periodic benefit costs (a)	$6	$4

Contributions	$9	$7

(a)

Excludes net periodic benefit costs related to discontinued operations of $4 million and $1 million during the three months ended March 31, 2016 and March 31, 2015, respectively, primarily related to employees and former employees of Time Inc. These amounts have been reflected in Other loss, net in the Consolidated Statement of Operations.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.	RESTRUCTURING AND SEVERANCE COSTS

The Company’s Restructuring and severance costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations and real estate consolidations. Restructuring and severance costs expensed as incurred for the three months ended March 31, 2016 and 2015 are as follows (millions):

	Three Months Ended March 31,
	2016	2015
Turner	$1	$8
Home Box Office	4	1
Warner Bros.	1	3
Corporate	(1)	—

Total restructuring and severance costs	$5	$12

	Three Months Ended March 31,
	2016	2015
2016 initiatives	$4	$—
2015 and prior initiatives	1	12

Total restructuring and severance costs	$5	$12

Selected information relating to accrued restructuring and severance costs is as follows (millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2015	$239	$14	$253
Net accruals	5	—	5
Cash paid	(79)	(2)	(81)

Remaining liability as of March 31, 2016	$165	$12	$177

As of March 31, 2016, of the remaining $177 million liability, $148 million was classified as a current liability in the Consolidated Balance Sheet, with the remaining $29 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2019.

11.	SEGMENT INFORMATION

Time Warner classifies its operations into three reportable segments: Turner: consisting principally of cable networks and digital media properties; Home Box Office: consisting principally of premium pay television and OTT services domestically and premium pay, basic tier television and OTT services internationally; and Warner Bros.: consisting principally of television, feature film, home video and videogame production and distribution. Time Warner’s reportable segments have been determined in accordance with its internal management structure and the financial information that is evaluated regularly by the Company’s chief operating decision maker.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information as to the Revenues, intersegment revenues, Operating Income (Loss) and Assets of Time Warner’s reportable segments is set forth below (millions):

	Three Months Ended March 31,
	2016	2015
Revenues
Turner	$2,906	$2,710
Home Box Office	1,506	1,398
Warner Bros.	3,109	3,199
Intersegment eliminations	(213)	(180)

Total revenues	$7,308	$7,127

	Three Months Ended March 31,
	2016	2015
Intersegment Revenues
Turner	$20	$24
Home Box Office	3	7
Warner Bros.	190	149

Total intersegment revenues	$213	$180

	Three Months Ended March 31,
	2016	2015
Operating Income (Loss)
Turner	$1,239	$1,108
Home Box Office	477	458
Warner Bros.	424	324
Corporate	(140)	(104)
Intersegment eliminations	(4)	—

Total operating income	$1,996	$1,786

	March 31, 2016	December 31, 2015
Assets
Turner	$25,748	$25,559
Home Box Office	14,381	14,314
Warner Bros.	20,616	20,699
Corporate	2,509	3,276

Total assets	$63,254	$63,848

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.	COMMITMENTS AND CONTINGENCIES

Commitments

Six Flags

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (collectively, the “Parks”), in 1997, certain subsidiaries of the Company (including Historic TW Inc. (“Historic TW”) and, in connection with the separation of Time Warner Cable Inc. in 2009, Warner Bros. Entertainment Inc.) agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including: annual payments made at the Parks or to the limited partners and additional obligations at the end of the respective terms for the Partnerships in 2027 and 2028 (the “Guaranteed Obligations”). The aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) are $896 million (for a net present value of $436 million). To date, no payments have been made by the Company pursuant to the Six Flags Guarantee.

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

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized at March 31, 2016. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters.

The Company has estimated a range of possible loss for legal claims for which the Company has determined a loss is probable or reasonably possible, including the matter disclosed above. The Company believes the estimate of the aggregate range of possible loss for such matters in excess of accrued liabilities is between $0 and $100 million at March 31, 2016. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

Income Tax Uncertainties

During the three months ended March 31, 2016, the Company recorded net decreases to income tax reserves of approximately $123 million, of which approximately $17 million decreased the Company’s effective tax rate for continuing operations. In addition, the Company recorded decreases of $40 million of tax reserves related to discontinued foreign operations. During the three months ended March 31, 2016, the Company recorded net increases to interest reserves related to the income tax reserves of approximately $10 million.

In the Company’s judgment, uncertainties related to certain tax matters are reasonably possible of being resolved during the next twelve months. The effect of such resolution, which could vary based on the final terms and timing of actual settlements with taxing authorities, is estimated to be a reduction of recorded unrecognized tax benefits ranging from $20 million to $40 million, most of which would decrease the Company’s effective tax rate.

13.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. The transactions that generate revenue and expenses primarily relate to the licensing by the Warner Bros. segment of television programming to The CW broadcast network and certain international networks, including networks owned by CME. Transactions that generate interest income and other income relate to financing transactions with CME. Amounts included in the consolidated financial statements resulting from transactions with related parties consist of (millions):

	Three Months Ended March 31,
	2016	2015
Revenues	$123	$134
Expenses	—	(2)
Interest income	41	29
Other income	5	4

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	ADDITIONAL FINANCIAL INFORMATION

Additional financial information with respect to cash payments and receipts, Interest expense, net, Other loss, net, Accounts payable and accrued liabilities and Other noncurrent liabilities is as follows (millions):

	Three Months Ended March 31,
	2016	2015
Cash Flows
Cash payments made for interest	$(291)	$(266)
Interest income received	13	8

Cash interest payments, net	$(278)	$(258)

Cash payments made for income taxes	$(134)	$(169)
Income tax refunds received	4	11

Cash tax payments, net	$(130)	$(158)

	Three Months Ended March 31,
	2016	2015
Interest Expense, Net
Interest income	$63	$51
Interest expense	(347)	(345)

Total interest expense, net	$(284)	$(294)

	Three Months Ended March 31,
	2016	2015
Other Loss, Net
Investment losses, net	$(11)	$(59)
Loss on equity method investees	(34)	(49)
Other	5	(9)

Total other loss, net	$(40)	$(117)

	March 31, 2016	December 31, 2015
Accounts Payable and Accrued Liabilities
Accounts payable	$480	$653
Other accrued expenses	1,590	1,946
Participations payable	2,514	2,422
Programming costs payable	797	712
Accrued compensation	584	957
Accrued interest	369	341
Accrued income taxes	255	157

Total accounts payable and accrued liabilities	$6,589	$7,188

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2016	December 31, 2015
Other Noncurrent Liabilities
Noncurrent tax and interest reserves	$1,426	$1,535
Participations payable	1,522	1,512
Programming costs payable	773	816
Noncurrent pension and post-retirement liabilities	910	908
Deferred compensation	464	471
Other noncurrent liabilities	510	556

Total other noncurrent liabilities	$5,605	$5,798

Accounting for Collaborative Arrangements

The Company’s collaborative arrangements primarily relate to arrangements entered into with third parties to jointly finance and distribute theatrical productions and an arrangement entered into with CBS Broadcasting, Inc. (“CBS”) and The National Collegiate Athletic Association (the “NCAA”).

For the Company’s collaborative arrangements entered into with third parties to jointly finance and distribute theatrical productions, net participation costs of $73 million and $127 million were recorded in Costs of revenues for the three months ended March 31, 2016 and 2015, respectively.

The arrangement among Turner, CBS and the NCAA provides Turner and CBS with rights to the NCAA Division I Men’s Basketball Championship Tournament (the “NCAA Tournament”) in the United States and its territories and possessions through 2032. The aggregate rights fee, production costs, advertising revenues and sponsorship revenues related to the NCAA Tournament and related programming are shared by Turner and CBS. However, if the amount paid for the rights fee and production costs, in any given year, exceeds advertising and sponsorship revenues for that year, CBS’ share of such shortfall is limited to specified annual amounts, ranging from approximately $30 million to $45 million.

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

All direct and indirect domestic subsidiaries are included in Time Warner Inc.’s consolidated U.S. tax return. In the condensed consolidating financial statements, tax provision has been allocated based on each such subsidiary’s relative pretax income to the consolidated pretax income. With respect to the use of certain consolidated tax attributes (principally operating and capital loss carryforwards), such benefits have been allocated to the respective subsidiary that generated the taxable income permitting such use (i.e., pro-rata based on where the income was generated). For example, to the extent a Non-Guarantor Subsidiary generated a gain on the sale of a business for which the Parent Company utilized tax attributes to offset such gain, the tax attribute benefit would be allocated to that Non-Guarantor Subsidiary. Deferred taxes of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been determined based on the temporary differences between the book and tax basis of the respective assets and liabilities of the applicable entities.

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

March 31, 2016

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
ASSETS
Current assets
Cash and equivalents	$971	$79	$490	$—	$1,540
Receivables, net	97	1,073	6,654	(14)	7,810
Inventories	—	501	1,082	(7)	1,576
Prepaid expenses and other current assets	272	100	494	—	866

Total current assets	1,340	1,753	8,720	(21)	11,792
Noncurrent inventories and theatrical film and television production costs	—	1,767	6,059	(95)	7,731
Investments in amounts due to and from consolidated subsidiaries	46,494	11,129	12,643	(70,266)	—
Investments, including available-for-sale securities	287	386	1,979	(3)	2,649
Property, plant and equipment, net	95	383	2,068	—	2,546
Intangible assets subject to amortization, net	—	—	900	—	900
Intangible assets not subject to amortization	—	2,007	5,023	—	7,030
Goodwill	—	9,880	17,806	—	27,686
Other assets	424	375	2,397	(276)	2,920

Total assets	$48,640	$27,680	$57,595	$(70,661)	$63,254

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$775	$770	$5,089	$(45)	$6,589
Deferred revenue	—	82	536	(64)	554
Debt due within one year	35	13	3	—	51

Total current liabilities	810	865	5,628	(109)	7,194
Long-term debt	19,729	3,884	9	—	23,622
Deferred income taxes	2,570	2,821	2,082	(4,903)	2,570
Deferred revenue	—	18	375	(3)	390
Other noncurrent liabilities	1,688	1,715	3,317	(1,115)	5,605
Redeemable noncontrolling interest	—	—	29	—	29
Equity
Due to (from) Time Warner Inc. and subsidiaries	—	(49,418)	2,921	46,497	—
Other shareholders’ equity	23,843	67,795	43,233	(111,028)	23,843

Total Time Warner Inc. shareholders’ equity	23,843	18,377	46,154	(64,531)	23,843
Noncontrolling interest	—	—	1	—	1

Total equity	23,843	18,377	46,155	(64,531)	23,844

Total liabilities and equity	$48,640	$27,680	$57,595	$(70,661)	$63,254

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

December 31, 2015

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended March 31, 2016

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$1,983	$5,562	$(237)	$7,308
Costs of revenues	—	(953)	(3,239)	187	(4,005)
Selling, general and administrative	(120)	(312)	(866)	47	(1,251)
Amortization of intangible assets	—	—	(48)	—	(48)
Restructuring and severance costs	—	(4)	(1)	—	(5)
Asset impairments	(2)	—	(1)	—	(3)

Operating income	(122)	714	1,407	(3)	1,996
Equity in pretax income (loss) of consolidated subsidiaries	2,028	1,426	471	(3,925)	—
Interest expense, net	(247)	(76)	37	2	(284)
Other loss, net	13	(3)	(49)	(1)	(40)

Income from continuing operations before income taxes	1,672	2,061	1,866	(3,927)	1,672
Income tax provision	(498)	(618)	(572)	1,190	(498)

Income from continuing operations	1,174	1,443	1,294	(2,737)	1,174
Discontinued operations, net of tax	40	40	40	(80)	40

Net income	1,214	1,483	1,334	(2,817)	1,214

Comprehensive income	$1,170	$1,453	$1,287	$(2,740)	$1,170

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended March 31, 2015

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$1,802	$5,540	$(215)	$7,127
Costs of revenues	—	(882)	(3,394)	188	(4,088)
Selling, general and administrative	(100)	(256)	(856)	23	(1,189)
Amortization of intangible assets	—	—	(48)	—	(48)
Restructuring and severance costs	—	(4)	(8)	—	(12)
Asset impairments	—	—	(1)	—	(1)
Loss on operating assets, net	—	—	(3)	—	(3)

Operating income	(100)	660	1,230	(4)	1,786
Equity in pretax income (loss) of consolidated subsidiaries	1,742	1,232	442	(3,416)	—
Interest expense, net	(245)	(78)	27	2	(294)
Other loss, net	(22)	3	(97)	(1)	(117)

Income from continuing operations before income taxes	1,375	1,817	1,602	(3,419)	1,375
Income tax provision	(442)	(553)	(519)	1,072	(442)

Income from continuing operations	933	1,264	1,083	(2,347)	933
Discontinued operations, net of tax	37	37	37	(74)	37

Net income	970	1,301	1,120	(2,421)	970

Comprehensive income	$827	$1,200	$972	$(2,172)	$827

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Three Months Ended March 31, 2016

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$1,214	$1,483	$1,334	$(2,817)	$1,214
Less Discontinued operations, net of tax	(40)	(40)	(40)	80	(40)

Net income from continuing operations	1,174	1,443	1,294	(2,737)	1,174
Adjustments for noncash and nonoperating items:
Depreciation and amortization	2	27	138	—	167
Amortization of film and television costs	—	768	1,351	(7)	2,112
Asset impairments	2	—	1	—	3
Loss on investments and other assets, net	(3)	—	14	—	11
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(2,028)	(1,426)	(471)	3,925	—
Equity in losses of investee companies, net of cash distributions	(8)	—	59	(1)	50
Equity-based compensation	42	30	36	—	108
Deferred income taxes	113	37	13	(50)	113
Changes in operating assets and liabilities, net of acquisitions	123	(330)	(1,641)	(1,133)	(2,981)
Intercompany	—	616	(616)	—	—

Cash provided by operations from continuing operations	(583)	1,165	178	(3)	757
Cash provided (used) by operations from discontinued operations	—	—	(4)	—	(4)

Cash provided by operations	(583)	1,165	174	(3)	753

INVESTING ACTIVITIES
Investments in available-for-sale securities	—	—	(5)	—	(5)
Investments and acquisitions, net of cash acquired	(9)	(14)	(70)	—	(93)
Capital expenditures	(7)	(13)	(55)	—	(75)
Advances to (from) parent and consolidated subsidiaries	1,471	108	—	(1,579)	—
Other investment proceeds	15	—	3	—	18

Cash used by investing activities	1,470	81	(127)	(1,579)	(155)

FINANCING ACTIVITIES
Borrowings	—	—	2	—	2
Debt repayments	—	(150)	(2)	—	(152)
Proceeds from exercise of stock options	56	—	—	—	56
Excess tax benefit from equity instruments	27	—	—	—	27
Principal payments on capital leases	—	(3)	—	—	(3)
Repurchases of common stock	(711)	—	—	—	(711)
Dividends paid	(322)	—	—	—	(322)
Other financing activities	58	(25)	(145)	2	(110)
Change in due to/from parent and investment in segment	—	(1,277)	(303)	1,580	—

Cash used by financing activities	(892)	(1,455)	(448)	1,582	(1,213)

DECREASE IN CASH AND EQUIVALENTS	(5)	(209)	(401)	—	(615)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	976	288	891	—	2,155

CASH AND EQUIVALENTS AT END OF PERIOD	$971	$79	$490	$—	$1,540

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Three Months Ended March 31, 2015

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$970	$1,301	$1,120	$(2,421)	$970
Less Discontinued operations, net of tax	(37)	(37)	(37)	74	(37)

Net income from continuing operations	933	1,264	1,083	(2,347)	933
Adjustments for noncash and nonoperating items:
Depreciation and amortization	3	27	140	—	170
Amortization of film and television costs	—	702	1,338	(6)	2,034
Asset impairments	—	—	1	—	1
Loss on investments and other assets, net	16	—	43	—	59
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(1,742)	(1,232)	(442)	3,416	—
Equity in losses of investee companies, net of cash distributions	(4)	—	67	1	64
Equity-based compensation	30	23	37	—	90
Deferred income taxes	(96)	(140)	(109)	249	(96)
Changes in operating assets and liabilities, net of acquisitions	206	(50)	(1,092)	(1,310)	(2,246)
Intercompany	—	521	(521)	—	—

Cash provided by operations from continuing operations	(654)	1,115	545	3	1,009
Cash provided (used) by operations from discontinued operations	7	—	(4)	—	3

Cash provided by operations	(647)	1,115	541	3	1,012

INVESTING ACTIVITIES
Investments in available-for-sale securities	(16)	—	(13)	—	(29)
Investments and acquisitions, net of cash acquired	(2)	—	(94)	—	(96)
Capital expenditures	(1)	(9)	(47)	—	(57)
Advances to (from) parent and consolidated subsidiaries	1,372	154	—	(1,526)	—
Other investment proceeds	—	4	1	—	5

Cash used by investing activities	1,353	149	(153)	(1,526)	(177)

FINANCING ACTIVITIES
Borrowings	—	—	6	—	6
Debt repayments	—	—	(11)	—	(11)
Proceeds from exercise of stock options	67	—	—	—	67
Excess tax benefit from equity instruments	83	—	—	—	83
Principal payments on capital leases	—	(2)	—	—	(2)
Repurchases of common stock	(890)	—	—	—	(890)
Dividends paid	(294)	—	—	—	(294)
Other financing activities	—	(21)	(128)	(3)	(152)
Change in due to/from parent and investment in segment	—	(1,399)	(127)	1,526	—

Cash used by financing activities	(1,034)	(1,422)	(260)	1,523	(1,193)

DECREASE IN CASH AND EQUIVALENTS	(328)	(158)	128	—	(358)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,623	290	705	—	2,618

CASH AND EQUIVALENTS AT END OF PERIOD	$1,295	$132	$833	$—	$2,260

Part II. Other Information

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors as previously disclosed in Part I, Item 1A. Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended March 31, 2016.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2016 - January 31, 2016	5,338,251	$69.53	5,338,251	$4,628,810,076
February 1, 2016 - February 29, 2016	3,282,549	$67.46	3,282,549	$4,407,366,489
March 1, 2016 - March 31, 2016	1,704,130	$70.25	1,704,130	$4,287,649,887

Total	10,324,930	$68.99	10,324,930	$4,287,649,887

(1)	These amounts do not give effect to any fees, commissions or other costs associated with the share repurchases.
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

TIME WARNER INC. (Registrant)

Date: May 4, 2016	/s/ Howard M. Averill Name: Howard M. Averill Title: Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. †

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet at March 31, 2016 and December 31, 2015, (ii) Consolidated Statement of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015, (v) Consolidated Statement of Equity for the three months ended March 31, 2016 and 2015, (vi) Notes to Consolidated Financial Statements and (vii) Supplementary Information - Condensed Consolidating Financial Statements.

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