Form 10-Q
period 2016-06-30
TIME WARNER INC.
filed 2016-08-03
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2016 or

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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of July 26, 2016
Common Stock – $.01 par value	777,842,232

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

•

Results of operations.   This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2016. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of transactions and other items that affect the comparability of the results being analyzed is included.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of June 30, 2016 and cash flows for the six months ended June 30, 2016.

•

Caution concerning forward-looking statements.   This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements.

OVERVIEW

Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, Adult Swim, Cartoon Network, CNN, HBO, Cinemax, Warner Bros. and New Line Cinema. During the six months ended June 30, 2016, the Company generated Revenues of $14.260 billion (down 1% from $14.475 billion in 2015), Operating Income of $3.842 billion (up 5% from $3.645 billion in 2015), Income from continuing operations of $2.125 billion (up 12% from $1.904 billion in 2015), Net Income attributable to Time Warner shareholders of $2.166 billion (up 12% from $1.941 billion in 2015) and Cash provided by operations of $1.966 billion (up 9% from $1.800 billion in 2015).

Time Warner Businesses

Time Warner classifies its operations into three reportable segments: Turner, Home Box Office and Warner Bros. For additional information regarding Time Warner’s segments, refer to Note 11, “Segment Information,” to the accompanying consolidated financial statements.

Turner.   The Turner segment consists of businesses managed by Turner Broadcasting System, Inc. (“Turner”). During the six months ended June 30, 2016, the Turner segment recorded Revenues of $5.916 billion (41% of the Company’s total Revenues) and Operating Income of $2.369 billion.

Turner operates domestic and international television networks and related properties that offer entertainment, sports, kids and news programming on television and digital platforms for consumers around the world. The Turner networks and related properties include TNT, TBS, Adult Swim, truTV, Turner Classic Movies, Turner Sports, Cartoon Network, Boomerang, CNN and HLN. The Turner networks generate revenues principally from licensing programming to affiliates that have contracted to receive and distribute this programming to subscribers, from the sale of advertising and from licensing its original programming, including to over-the-top (“OTT”) services such as subscription-video-on-demand (“SVOD”) services, and its brands and characters for consumer products and other business ventures. Turner’s programming is available to audiences for viewing live and on demand across television, mobile devices and other digital platforms through services provided by affiliates and on Turner’s digital properties. Turner also owns and operates various digital media businesses, including Bleacher Report; the CNN digital properties, including CNNgo, CNN.com and CNNMoney.com; and other digital properties associated with its networks, all of which generate revenues principally from the sale of advertising and sponsorships. In addition, Turner manages and operates sports-related digital properties in conjunction with associated television rights, such as NBA Digital and NCAA.com, which also generate revenues primarily from the sale of advertising and sponsorships.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Home Box Office.   The Home Box Office segment consists of businesses managed by Home Box Office, Inc. (“Home Box Office”). During the six months ended June 30, 2016, the Home Box Office segment recorded Revenues of $2.973 billion (21% of the Company’s total Revenues) and Operating Income of $958 million.

Home Box Office operates the HBO and Cinemax multichannel premium pay television services, with the HBO service ranking as the most widely distributed multichannel premium pay television service. HBO- and Cinemax-branded premium pay, basic tier television or OTT services are distributed in over 60 countries in Latin America, Asia and Europe.

In the U.S., Home Box Office generates revenues principally from licensing programming to affiliates that have contracted to receive and distribute such programming to their customers who subscribe to the HBO or Cinemax services. HBO and Cinemax programming is available in the U.S. to subscribers of affiliates for viewing on its main HBO and Cinemax channels and its multiplex channels, through Home Box Office’s on demand services, HBO On Demand and Cinemax On Demand, and through Home Box Office’s broadband-delivered on demand services, HBO GO and MAX GO. HBO GO and MAX GO are available on a variety of digital platforms, including mobile devices, gaming consoles and internet-connected streaming devices and televisions. In April 2015, Home Box Office launched HBO NOW, an OTT service available to consumers in the U.S. Home Box Office’s agreements with its domestic affiliates are typically long-term arrangements that provide for annual service fee increases and marketing support. While fees to Home Box Office under affiliate agreements are generally based on the number of subscribers served by the affiliates, the relationship between subscriber totals and the amount of revenues earned depends on the specific terms of the applicable agreement, which may include basic and/or pay television subscriber thresholds, volume discounts and other performance-based discounts. Marketing and promotional activities intended to retain existing subscribers and acquire new subscribers may also impact revenue earned.

Internationally, Home Box Office generates subscription revenues by providing country-specific HBO and Cinemax premium pay and basic tier television services to international affiliates that have contracted to receive and distribute such services to their local customers. In some countries, Home Box Office also generates subscription revenues from OTT services that are distributed to consumers either directly or through third parties. Additional sources of revenues for Home Box Office are the home entertainment sales of its original programming, including Game of Thrones, True Detective, True Blood and Boardwalk Empire, via physical and digital formats and the licensing of its original programming to OTT services, including SVOD services, and international television networks.

Warner Bros.   The Warner Bros. segment consists of businesses managed by Warner Bros. Entertainment Inc. (“Warner Bros.”) that principally produce and distribute television shows, feature films and videogames. Warner Bros.’ television, film and videogame businesses benefit from a shared infrastructure, including shared production, distribution, marketing and administrative functions and resources. During the six months ended June 30, 2016, the Warner Bros. segment recorded Revenues of $5.767 billion (38% of the Company’s total Revenues) and Operating Income of $732 million.

Warner Bros. is a leader in television production and distribution. For the 2016/2017 season, Warner Bros. expects to produce over 60 original series in the U.S., including (i) at least two series for each of the five broadcast networks (including 2 Broke Girls, Arrow, The Bachelor, The Big Bang Theory, Blindspot, DC’s Legends of Tomorrow, The Flash, Gotham, Little Big Shots, Lucifer, The Middle, Mom, Supergirl, Supernatural, Vampire Diaries and The Voice), (ii) series for basic cable networks (including Major Crimes, Pretty Little Liars and Rizzoli & Isles), (iii) series for premium pay television services (including The Leftovers, Shameless and Westworld), (iv) series for SVOD services (including Fuller House and Longmire), (v) series for first-run syndication (including The Ellen DeGeneres Show, Extra, The Real and TMZ) and (vi) animated series for Cartoon Network and Adult Swim (including Be Cool, Scooby Doo!, Mike Tyson Mysteries, Teen Titans Go! and Wabbit). Warner Bros. also licenses the rights to many of its U.S. original television series in international territories. Outside the U.S., Warner Bros. has a global network of production companies in many countries (located across Europe and South America and in Australia and New Zealand), which allows Warner Bros. to develop programming specifically tailored for the audiences in these territories. These local production companies also focus on developing non-scripted programs and formats that can be adapted and sold internationally and in the U.S. Television product revenues are generated principally from the licensing of programs to broadcast and cable television networks and premium pay television and OTT services, including SVOD services.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Warner Bros. is also a leader in the feature film industry and produces feature films under its Warner Bros. and New Line Cinema banners. The Warner Bros. segment’s theatrical product revenues are generated principally through rental fees from theatrical exhibition of feature films, including the following recently released films: Barbershop: The Next Cut, Batman v Superman: Dawn of Justice, Central Intelligence, The Conjuring 2, The Legend of Tarzan and Me Before You, and subsequently through licensing fees received from the distribution of films on premium pay television, broadcast and cable television networks and OTT services, including SVOD services.

Warner Bros. is also a leader in the home entertainment and videogame industries. The segment also generates television and theatrical product revenues from the distribution of television and theatrical product in various physical and digital formats (e.g., electronic sell-through (“EST”) and video-on-demand). In addition, the segment generates revenues through the development and distribution of videogames, including the following recently released videogames: LEGO Marvel’s Avengers, LEGO Star Wars: The Force Awakens and Mortal Kombat XL.

The distribution and sale of home entertainment product in physical formats is a large contributor to the segment’s revenues and profits. For the past several years, sales of home entertainment product in physical formats have declined as the home entertainment industry has been undergoing significant changes as it transitions from the physical distribution of film and television content via physical discs to the electronic delivery of such content. Several factors have contributed to this decline, including consumers shifting to OTT services, which generate significantly less revenue per transaction for the Company than sales of home entertainment product in physical formats; changing retailer initiatives and strategies (e.g., reduction of floor space devoted to home entertainment product in physical formats); retail store closures; increasing competition for consumer discretionary time and spending; and piracy. During the first half of 2016, across the home entertainment industry, consumer spending on home entertainment product in physical formats continued to decline and consumer spending on electronic delivery continued to increase. The electronic delivery of film and television content is growing and becoming more important to the Warner Bros. segment, which has helped to offset some of the decline in sales of home entertainment product in physical formats.

Television Industry

The television industry is continuing to evolve, with changes in technology, rapid growth in new video services, and a corresponding increase in overall video content consumption and shift in consumer viewing patterns. Consumers are watching an increasing amount of programming on-demand and across a wide variety of services and devices, including smartphones, tablets, PCs and internet-connected televisions. Over the past few years, the number of multichannel video service (“MVPD”) subscribers in the U.S. declined slightly, and the Company expects further modest declines. To counteract this trend, some MVPD providers are putting greater emphasis on selling smaller bundles of cable networks, resulting in higher subscriber declines for most individual networks than for MVPDs in total.

At the same time, the penetration of broadband and internet-connected devices has grown, which has led to a growing number and variety of internet-delivered video services that do not require a traditional MVPD subscription or MVPD provider set-top box hardware. These include SVOD services such as Amazon Prime, Hulu and Netflix, which have continued to increase their number of subscribers and have been, and are expected to continue, making significant investments in acquired and original programming. Some television networks have launched OTT services, such as HBO NOW. In addition, MVPD providers as well as media and technology companies have launched, or have announced that they will launch, virtual MVPDs, which offer bundles of networks delivered via the internet. Ad-supported broadband video services, such as those offered through YouTube and Facebook, also have continued to gain in popularity.

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

To address these changes, the Company’s strategy over the past few years has focused on strengthening its position within the traditional TV ecosystem, enhancing the value of traditional pay television subscriptions for consumers, and pursuing new opportunities outside the traditional TV ecosystem. As part of this strategy, the Company plans to continue increasing its investment in high-quality distinctive programming to enhance the value of its networks. The Company is also working to enhance the value to consumers of the traditional MVPD bundle and capitalize on the shift in consumption habits in a number of ways, including by expanding the amount of its content that is available on demand and supporting the development of better user interfaces for on-

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

demand multiplatform viewing. The Company is also pursuing a number of initiatives to capitalize on the new opportunities presented by these changes, including launching, investing in, and obtaining distribution through OTT services, including through virtual MVPDs, as well as investing in short-form content production and digital-first news and entertainment networks. In addition, Turner has introduced new advertising products that provide greater data analytic tools and targeting capabilities to advertisers in order to compete more effectively with non-traditional outlets.

Recent Developments

Hulu

On August 2, 2016, Time Warner purchased a 10% ownership interest in Hulu, LLC, a company that provides OTT video services, for $583 million in cash. Time Warner will account for this investment under the equity method of accounting.

2016 Debt Offering

On May 10, 2016, Time Warner issued $800 million aggregate principal amount of 2.95% Notes due 2026 under a shelf registration statement. See “Financial Condition and Liquidity – Outstanding Debt and Other Financing Arrangements” for further information.

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

Fandango

In April 2016, Warner Bros. sold its Flixster business to Fandango Media, LLC (“Fandango”), a subsidiary of NBCUniversal Media LLC, in exchange for a 25% interest in Fandango. For the three and six months ended June 30, 2016, Warner Bros. recorded a pre-tax gain of $90 million in connection with this transaction.

Central European Media Enterprises Ltd.

On February 19, 2016, CME Media Enterprises B.V. (“CME BV”), a subsidiary of Central European Media Enterprises Ltd. (“CME”), entered into a credit agreement (the “2016 Credit Agreement”) with third-party financial institutions for an approximate €470 million senior unsecured term loan (the “2016 Term Loan”) that was funded in April 2016 and matures on February 19, 2021. Time Warner has guaranteed CME BV’s obligations under the 2016 Credit Agreement for a fee equal to a rate based on CME’s net leverage, which initially was 10.5%, less the interest rate on the 2016 Term Loan, which initially was approximately 1.78%, to be paid to Time Warner semi-annually. CME BV must pay a portion of the fee in cash and may, at CME BV’s option, pay the remainder in cash or in kind. In April 2016, CME used cash on hand and the proceeds of the 2016 Term Loan to repay in their entirety both its Senior Secured Notes due 2017 (the “Senior Secured Notes”) and the term loan Time Warner provided CME in 2014 (the “TW Term Loan”), which also was due in 2017. Time Warner received approximately $485 million in connection with CME’s repayment of the Senior Secured Notes and the TW Term Loan. As consideration for assisting CME in refinancing its debt due in 2017, Time Warner earned a fee equal to 1% of the aggregate principal amount of the 2016 Term Loan borrowed at funding. Prior to the funding, CME BV entered into unsecured interest rate hedge arrangements to protect against changes in the interest rate on the 2016 Term Loan during its term, and Time Warner has guaranteed CME BV’s obligations under such arrangements.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Time Warner and CME also agreed on February 19, 2016 to amend and restate the $115 million revolving credit facility Time Warner provided CME in 2014 to reduce the size of the facility to $50 million as of January 1, 2018 and to extend its term from December 2017 to February 2021. Amounts outstanding under the revolving credit facility bear interest at a rate based on CME’s net leverage. Beginning in April 2016, CME must pay a portion of the interest for each applicable quarterly interest period in cash and may, at CME’s option, pay the remainder in kind by adding such amount to the outstanding principal amount of the revolving credit facility. As of June 30, 2016, there were no amounts outstanding under the revolving credit facility.

The Company recorded a pretax gain of $95 million in Investment gains (losses), net in the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2016 in connection with these transactions. Additionally, when recognizing CME’s results for the three and six months ended June 30, 2016 under the equity method of accounting, the Company recorded a pretax charge of $150 million in Other loss, net in the accompanying Consolidated Statement of Operations related to these transactions.

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

Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by transactions and certain other items in each period as follows (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Asset impairments	$(2)	$—	$(5)	$(1)
Gain (loss) on operating assets, net	89	—	89	(3)
Venezuelan foreign currency loss	—	—	—	(22)
Other	(1)	(3)	(14)	(5)

Impact on Operating Income	86	(3)	70	(31)
Investment gains (losses), net	47	(26)	36	(85)
Amounts related to the separation of Time Warner Cable Inc.	—	—	—	(4)
Amounts related to the disposition of Warner Music Group	(1)	—	(1)	—
Amounts related to the separation of Time Inc.	(4)	(3)	(8)	(5)
Premiums paid and costs incurred on debt redemption	—	(51)	—	(51)
Items affecting comparability relating to equity method investments	(149)	(19)	(140)	(21)

Pretax impact	(21)	(102)	(43)	(197)
Income tax impact of above items	(57)	28	(53)	46

Impact of items affecting comparability on income from continuing operations	$(78)	$(74)	$(96)	$(151)

In addition to the items affecting comparability described above, the Company incurred Restructuring and severance costs of $48 million and $53 million for the three and six months ended June 30, 2016, respectively, and $10 million and $22 million for the three and six months ended June 30, 2015, respectively. For further discussion of Restructuring and severance costs, see “Consolidated Results” and “Business Segment Results.”

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Asset Impairments

During the three months ended June 30, 2016, the Company recognized miscellaneous asset impairments of $2 million at Corporate. During the six months ended June 30, 2016, the Company recognized miscellaneous asset impairments of $5 million, consisting of $4 million at Corporate and $1 million at the Warner Bros. segment. During the six months ended June 30, 2015, the Company recognized a miscellaneous asset impairment of $1 million at Corporate.

Gain (Loss) on Operating Assets, Net

For the three and six months ended June 30, 2016, the Company recognized $89 million of net gains principally at the Warner Bros. segment related to the gain on the sale of Flixster’s net assets to Fandango.

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

Other

For the three and six months ended June 30, 2016, Other includes external costs related to mergers, acquisitions or dispositions of $1 million and $5 million, respectively, consisting of $1 million at the Turner segment and, for the six months ended June 30, 2016, $3 million at Corporate and $1 million at the Warner Bros. segment. For the six months ended June 30, 2016, Other also includes $9 million of expenses at the Home Box Office segment related to Home Box Office’s withdrawal from a multiemployer benefit plan. For the three and six months ended June 30, 2015, Other reflects external costs related to mergers, acquisitions or dispositions of $3 million and $5 million, respectively, consisting of $1 million for both periods at the Turner segment, $2 million and $3 million, respectively, at the Warner Bros. segment and $1 million for the six months ended June 30, 2015 at Corporate. External costs related to mergers, acquisitions or dispositions and the accrued pension withdrawal expenses are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Investment Gains (Losses), Net

For the three and six months ended June 30, 2016, the Company recognized $47 million and $36 million, respectively, of investment gains, net, consisting of a $95 million gain in connection with the 2016 CME financing transactions, $43 million and $62 million, respectively, of fair value losses relating to warrants to purchase common stock of CME held by the Company, and $5 million of miscellaneous investment losses and $3 million of miscellaneous investment gains, respectively. For the three and six months ended June 30, 2015, the Company recognized $26 million and $85 million, respectively, of investment losses, net consisting of $49 million and $105 million, respectively, of losses related to fair value adjustments on warrants to purchase common stock of CME held by the Company, and $23 million and $20 million, respectively, of miscellaneous investment gains. Investment losses, net are included in Other loss, net in the accompanying Consolidated Statement of Operations.

Amounts Related to the Separation of Time Warner Cable Inc.

For the six months ended June 30, 2015, the Company recognized $4 million of losses related to changes in the value of a Time Warner Cable Inc. (“TWC”) tax indemnification receivable, which has been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Amounts Related to the Separation of Time Inc.

The Company recognized expenses of $4 million and $8 million for the three and six months ended June 30, 2016, respectively, and $3 million and $5 million for the three and six months ended June 30, 2015, respectively, primarily reflecting pension and other retirement benefits related to employees and former employees of Time Inc. These amounts have been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Premiums Paid and Costs Incurred on Debt Redemption

For the three and six months ended June 30, 2015, the Company recognized $51 million of premiums paid and costs incurred on the purchase of $687 million aggregate principal amount of its 5.875% Notes due 2016 through a tender offer, which was recorded in Other loss, net in the accompanying Consolidated Statement of Operations.

Items Affecting Comparability Relating to Equity Method Investments

For the three and six months ended June 30, 2016, the Company recognized $150 million of losses primarily related to the 2016 CME financing transactions and $1 million and $10 million of income, respectively, primarily related to net investment gains recorded by equity method investees. For the three and six months ended June 30, 2015, the Company recognized $19 million of expenses primarily related to government investigations recorded by an equity method investee. For the six months ended June 30, 2015, the Company also recognized $2 million of losses related to discontinued operations recorded by an equity method investee. These amounts have been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Income Tax Impact

The income tax impact reflects the estimated tax provision or tax benefit associated with each item affecting comparability using the effective tax rate for the item. The estimated tax provision or tax benefit can vary based on certain factors, including the taxability or deductibility of the item and the applicable tax jurisdiction for the item.

Consolidated Results

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying Consolidated Statement of Operations.

Revenues.  The components of Revenues are as follows (millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Turner	$3,010	$2,827	6%	$5,916	$5,537	7%
Home Box Office	1,467	1,438	2%	2,973	2,836	5%
Warner Bros.	2,658	3,298	(19)%	5,767	6,497	(11)%
Intersegment eliminations	(183)	(215)	(15)%	(396)	(395)	—%

Total revenues	$6,952	$7,348	(5)%	$14,260	$14,475	(1)%

For the three and six months ended June 30, 2016, Revenues at the Turner segment increased driven by higher Subscription and Advertising revenues. Revenues at the Home Box Office segment increased for the three and six months ended June 30, 2016 due to higher Subscription revenues, which, for the three months ended June 30, 2016, were partially offset by lower Content and other revenues. For the three and six months ended June 30, 2016, Revenues at the Warner Bros. segment decreased driven by lower Videogames and other revenues, Theatrical product revenues and Television product revenues. Changes in exchange rates associated with the foreign currencies to which the Company is exposed negatively impacted the Company’s Revenues by approximately $60 million and $175 million for the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015, consisting of approximately $35 million and $95 million at the Turner segment, $20 million and $70 million at the Warner Bros. segment and $5 million and $10 million at the Home Box Office segment, for the three and six months ended June 30, 2016, respectively. If the foreign exchange rates relative to the U.S. Dollar remain at the levels they were at as of June 30, 2016 or if the U.S. Dollar strengthens further in 2016 relative to the foreign currencies to which the Company is exposed, the Company’s Revenues in 2016 will be negatively affected as compared to its Revenues in 2015. Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

Costs of Revenues.  For the three and six months ended June 30, 2016, Costs of revenues were $3.840 billion and $7.845 billion, respectively, as compared to $4.188 billion and $8.276 billion for the three and six months ended June 30, 2015, respectively. The decrease in Costs of revenues for the three and six months ended June 30, 2016 was due to a decrease at the Warner Bros. segment, partially offset by increases at the Turner and Home Box Office segments. The segment variations are discussed in “Business Segment Results.”

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Selling, General and Administrative Expenses.  For the three months ended June 30, 2016, Selling, general and administrative expenses increased 1% to $1.258 billion from $1.248 billion for the three months ended June 30, 2015, primarily reflecting an increase at the Turner segment, partially offset by declines at the Warner Bros. and HBO segments. For the six months ended June 30, 2016, Selling, general and administrative expenses increased 3% to $2.509 billion from $2.437 billion for the six months ended June 30, 2015, primarily reflecting increases at the Turner segment and Corporate, partially offset by a decline at the Warner Bros. segment. For the six months ended June 30, 2015, Selling, general and administrative expenses included a $22 million foreign currency charge related to a change in the foreign currency exchange rate used by the Company for remeasuring its Venezuelan net monetary assets from the SICAD 2 rate to the Simadi rate. The segment variations are discussed in “Business Segment Results.”

Included in Costs of revenues and Selling, general and administrative expenses is depreciation expense of $122 million and $241 million for the three and six months ended June 30, 2016, respectively, and $121 million and $243 million for the three and six months ended June 30, 2015, respectively.

Amortization Expense.  Amortization expense was $47 million and $95 million for the three and six months ended June 30, 2016, respectively, and $43 million and $91 million for the three and six months ended June 30, 2015, respectively.

Restructuring and Severance Costs.  For the three and six months ended June 30, 2016 and 2015, the Company incurred Restructuring and severance costs primarily related to employee terminations and other exit activities. Restructuring and severance costs are as follows (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Turner	$6	$10	$7	$18
Home Box Office	37	4	41	5
Warner Bros.	4	(1)	5	2
Corporate	1	(3)	—	(3)

Total restructuring and severance costs	$48	$10	$53	$22

Operating Income.  Operating Income decreased to $1.846 billion for the three months ended June 30, 2016 from $1.859 billion for the three months ended June 30, 2015. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $86 million of income and $3 million of expense for the three months ended June 30, 2016 and 2015, respectively, Operating Income decreased $102 million, primarily reflecting a decrease at the Warner Bros. segment.

Operating Income increased to $3.842 billion for the six months ended June 30, 2016 from $3.645 billion for the six months ended June 30, 2015. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $70 million of income and $31 million of expense for the six months ended June 30, 2016 and 2015, respectively, Operating Income increased $96 million, primarily reflecting an increase at the Turner segment.

Interest Expense, Net.  Interest expense, net detail is shown in the table below (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense	$(348)	$(344)	$(695)	$(689)
Interest income	56	58	119	109

Interest expense, net	$(292)	$(286)	$(576)	$(580)

The increase in interest expense for the three and six months ended June 30, 2016 compared with the three and six months ended June 30, 2015 was primarily due to higher average debt balances, partially offset by lower average interest rates. The increase in interest income for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was principally the result of the Company’s transactions with CME.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Other Loss, Net.  Other loss, net detail is shown in the table below (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment gains (losses), net	$47	$(26)	$36	$(85)
Amounts related to the separation of TWC	—	—	—	(4)
Amounts related to the disposition of Warner Music Group	(1)	—	(1)	—
Amounts related to the separation of Time Inc.	(4)	(3)	(8)	(5)
Premiums paid and costs incurred on debt redemption	—	(51)	—	(51)
Loss from equity method investees	(168)	(46)	(202)	(95)
Other	(5)	1	4	(2)

Other loss, net	$(131)	$(125)	$(171)	$(242)

Investment gains (losses), net, premiums paid and costs incurred on debt redemption and amounts related to the separations of TWC and Time Inc. are discussed under “Transactions and Other Items Affecting Comparability.” The increase in loss from equity method investees for the three and six months ended June 30, 2016 was mainly due to the Company’s share of losses from CME primarily related to the 2016 CME financing transactions.

Income Tax Provision.  Income tax provision decreased to $472 million for the three months ended June 30, 2016 from $477 million for the three months ended June 30, 2015. The Company’s effective tax rate was 33% for both the three months ended June 30, 2016 and 2015.

Income tax provision increased to $970 million for the six months ended June 30, 2016 from $919 million for the six months ended June 30, 2015. The Company’s effective tax rate was 31% for the six months ended June 30, 2016 compared to 33% for the six months ended June 30, 2015. The decrease in the effective tax rate for the six months ended June 30, 2016 was primarily due to the recognition of tax benefits associated with losses at foreign subsidiaries.

Income from Continuing Operations.  Income from continuing operations was $951 million and $971 million for the three months ended June 30, 2016 and 2015, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $78 million and $74 million of expense for the three months ended June 30, 2016 and 2015, respectively, Income from continuing operations decreased $16 million, primarily reflecting lower Operating Income. Basic and Diluted income from continuing operations per common share were $1.21 and $1.20, respectively, for the three months ended June 30, 2016 and were $1.18 and $1.16, respectively, for the three months ended June 30, 2015.

Income from continuing operations was $2.125 billion and $1.904 billion for the six months ended June 30, 2016 and 2015, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $96 million and $151 million of expense for the six months ended June 30, 2016 and 2015, respectively, Income from continuing operations increased $166 million, primarily reflecting higher Operating Income and lower Other loss, net, partly offset by higher income taxes. Basic and Diluted income from continuing operations per common share were $2.69 and $2.66, respectively, for the six months ended June 30, 2016 and were $2.30 and $2.26, respectively, for the six months ended June 30, 2015.

Discontinued Operations, Net of Tax.  Discontinued operations, net of tax was income of $40 million for the six months ended June 30, 2016 related to the recognition of additional tax benefits associated with certain foreign tax attributes of Warner Music Group (“WMG”), which the Company disposed of in 2004, and $37 million for the six months ended June 30, 2015 primarily related to the final resolution of a tax indemnification obligation associated with the disposition of WMG. Both Basic and Diluted loss from discontinued operations per common share were $0.05 for both the six months ended June 30, 2016 and 2015.

Net Income attributable to Time Warner shareholders.  Net income attributable to Time Warner shareholders was $952 million and $2.166 billion for the three and six months ended June 30, 2016, respectively, and $971 million and $1.941 billion for

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

the three and six months ended June 30, 2015, respectively. Basic and Diluted net income per common share were $1.21 and $1.20, respectively, for the three months ended June 30, 2016 and $1.18 and $1.16 for the three months ended June 30, 2015. Basic and Diluted net income per common share were $2.74 and $2.71, respectively, for the six months ended June 30, 2016 and were $2.35 and $2.31, respectively, for the six months ended June 30, 2015.

Business Segment Results

Turner.  Revenues and Operating Income of the Turner segment for the three and six months ended June 30, 2016 and 2015 are as follows (millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Revenues:
Subscription	$1,485	$1,343	11%	$2,975	$2,690	11%
Advertising	1,345	1,272	6%	2,580	2,451	5%
Content and other	180	212	(15)%	361	396	(9)%

Total revenues	3,010	2,827	6%	5,916	5,537	7%
Costs of revenues (a)	(1,356)	(1,230)	10%	(2,570)	(2,399)	7%
Selling, general and administrative (a)	(463)	(406)	14%	(864)	(759)	14%
Gain (loss) on operating assets	(2)	1	NM	(2)	(2)	—%
Venezuelan foreign currency loss	—	—	NM	—	(17)	NM
Restructuring and severance costs	(6)	(10)	(40)%	(7)	(18)	(61)%
Depreciation	(48)	(48)	—%	(95)	(96)	(1)%
Amortization	(5)	(4)	25%	(9)	(8)	13%

Operating Income	$1,130	$1,130	—%	$2,369	$2,238	6%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

Domestic subscription revenues for the three and six months ended June 30, 2016 increased $144 million and $302 million, respectively, primarily due to higher contractual rates, partially offset by a decrease in subscribers. International subscription revenues for the three and six months ended June 30, 2016 declined $2 million and $17 million, respectively, as growth, largely in Latin America, was more than offset by the unfavorable impact of foreign exchange rates of approximately $20 million and $55 million, respectively.

The increase in Advertising revenues for the three months ended June 30, 2016 reflected domestic growth of $80 million primarily driven by Turner’s news business, mainly due to the 2016 U.S. Presidential election coverage, as well as the championship game of the 2016 NCAA Tournament. For the six months ended June 30, 2016, the increase in Advertising revenues reflected domestic growth of $145 million primarily driven by Turner’s news business, mainly due to the 2016 U.S. Presidential election coverage, as well as the 2016 NCAA Tournament, partially offset by lower audience delivery at certain entertainment networks. For the three and six months ended June 30, 2016, international advertising revenue declined $7 million and $16 million, respectively, as growth in Latin America was more than offset by the unfavorable impact of foreign exchange rates of approximately $10 million and $30 million, respectively.

The decrease in Content and other revenue for the three and six months ended June 30, 2016 was primarily due to lower licensing revenues.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The components of Costs of revenues for the Turner segment are as follows (millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Programming costs:
Originals and sports	$954	$839	14%	$1,771	$1,624	9%
Acquired films and syndicated series	189	193	(2)%	390	387	1%

Total programming costs	1,143	1,032	11%	2,161	2,011	7%
Other direct operating costs	213	198	8%	409	388	5%

Costs of revenues (a)	$1,356	$1,230	10%	$2,570	$2,399	7%

(a)	Costs of revenues exclude depreciation.

For the three and six months ended June 30, 2016, programming costs increased mainly due to higher sports programming costs and the 2016 U.S. Presidential election coverage, and also, for the three months ended June 30, 2016, higher costs for original programming.

For the three and six months ended June 30, 2016, Selling, general and administrative expenses increased primarily due to higher marketing expense for new original series.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Venezuelan foreign currency loss for the three and six months ended June 30, 2016 and 2015, which affected the comparability of the Turner segment’s results.

Operating Income for the three months ended June 30, 2016 was flat as higher Revenues were offset by higher Costs of revenues and Selling, general and administrative expenses. The increase in Operating Income for the six months ended June 30, 2016 was primarily due to higher Revenues, partially offset by higher Costs of revenues and Selling, general and administrative expenses.

Home Box Office.  Revenues and Operating Income of the Home Box Office segment for the three and six months ended June 30, 2016 and 2015 are as follows (millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Revenues:
Subscription	$1,253	$1,181	6%	$2,489	$2,360	5%
Content and other	214	257	(17)%	484	476	2%

Total revenues	1,467	1,438	2%	2,973	2,836	5%
Costs of revenues (a)	(708)	(675)	5%	(1,491)	(1,397)	7%
Selling, general and administrative (a)	(218)	(230)	(5)%	(438)	(422)	4%
Restructuring and severance costs	(37)	(4)	NM	(41)	(5)	NM
Depreciation	(20)	(18)	11%	(38)	(39)	(3)%
Amortization	(3)	(3)	—%	(7)	(7)	—%

Operating Income	$481	$508	(5)%	$958	$966	(1)%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

For the three and six months ended June 30, 2016, the increase in Subscription revenues was driven by higher domestic subscription revenues of $60 million and $116 million, respectively, primarily due to higher contractual rates and higher subscribers.

For the three months ended June 30, 2016, Content and other revenues decreased primarily due to lower licensing revenues. For the six months ended June 30, 2016, Content and other revenues increased primarily due to higher licensing revenues of $44 million, partially offset by lower home entertainment revenues of $32 million.

The components of Costs of revenues for the Home Box Office segment are as follows (millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Programming costs:
Originals and sports	$282	$266	6%	$588	$517	14%
Acquired films and syndicated series	243	230	6%	502	490	2%

Total programming costs	525	496	6%	1,090	1,007	8%
Other direct operating costs	183	179	2%	401	390	3%

Costs of revenues (a)	$708	$675	5%	$1,491	$1,397	7%

(a)	Costs of revenues exclude depreciation.

During the second quarter of 2016, the Home Box Office segment revised its estimate of the period over which its original programming is utilized by its subscribers. The updated estimate gives consideration to Home Box Office’s original programming history and was driven by consumer viewing patterns, which are influenced by the increased availability of and on-demand access to Home Box Office’s content across a wide variety of devices and services, including HBO NOW (launched in April 2015). As a result, in determining amortization under the film forecast computation method, the weighted average subscriber utilization period for the majority of Home Box Office’s original programming was increased by approximately five months. This change resulted in a reduction of amortization expense, as compared to the amount determined using Home Box Office’s previous estimate, of approximately $95 million for both the three and six months ended June 30, 2016.

The increase in originals and sports programming costs for the three and six months ended June 30, 2016 was primarily due to higher original programming expenses, including higher original programming charges, partially offset by the impact of the change in the estimate of the utilization period of its original programming described in the preceding paragraph. The increase in acquired films and syndicated series programming costs primarily related to acquired programming for HBO’s international businesses.

For the three months ended June 30, 2016, Selling, general and administrative expenses decreased due to lower marketing expenses. For the six months ended June 30, 2016, the increase in Selling, general and administrative expenses primarily reflects $9 million of expenses related to Home Box Office’s withdrawal from a multiemployer benefit plan.

The results for the three and six months ended June 30, 2016 included $37 million and $41 million, respectively, of Restructuring and severance costs principally related to executive severance costs.

The decrease in Operating Income for the three and six months ended June 30, 2016 was primarily due to higher Costs of revenues and Restructuring and severance costs, partially offset by higher Revenues.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Warner Bros.  Revenues and Operating Income of the Warner Bros. segment for the three and six months ended June 30, 2016 and 2015 are as follows (millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Revenues:
Theatrical product	$1,087	$1,263	(14)%	$2,321	$2,728	(15)%
Television product	1,203	1,308	(8)%	2,628	2,656	(1)%
Videogames and other	368	727	(49)%	818	1,113	(27)%

Total revenues	2,658	3,298	(19)%	5,767	6,497	(11)%
Costs of revenues (a)	(1,916)	(2,404)	(20)%	(4,072)	(4,719)	(14)%
Selling, general and administrative (a)	(434)	(468)	(7)%	(873)	(931)	(6)%
Gain on operating assets	91	(1)	NM	91	(1)	NM
Asset impairments	—	—	NM	(1)	—	NM
Venezuelan foreign currency loss	—	—	NM	—	(5)	NM
Restructuring and severance costs	(4)	1	NM	(5)	(2)	150%
Depreciation	(48)	(49)	(2)%	(96)	(98)	(2)%
Amortization	(39)	(36)	8%	(79)	(76)	4%

Operating Income	$308	$341	(10)%	$732	$665	10%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The decrease in Revenues for the three and six months ended June 30, 2016 included the net unfavorable impact of foreign exchange rates of approximately $20 million and $70 million, respectively. Revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on traditional television or OTT services, including SVOD services). The components of Revenues for the three and six months ended June 30, 2016 and 2015 are as follows (millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Theatrical product:
Film rentals	$442	$450	(2)%	$809	$1,043	(22)%
Home video and electronic delivery	221	461	(52)%	542	830	(35)%
Television licensing	363	307	18%	838	747	12%
Consumer products and other	61	45	36%	132	108	22%

Total theatrical product	$1,087	$1,263	(14)%	$2,321	$2,728	(15)%

Television product:
Television licensing	1,013	1,109	(9)%	2,251	2,246	—%
Home video and electronic delivery	85	92	(8)%	179	198	(10)%
Consumer products and other	105	107	(2)%	198	212	(7)%

Total television product	$1,203	$1,308	(8)%	$2,628	$2,656	(1)%

Theatrical product revenue from film rentals decreased for the three months ended June 30, 2016, reflecting lower revenues of $119 million from theatrical films released during the second quarter of 2016 compared to the second quarter of 2015, partially offset by higher carryover revenues of $111 million from prior period releases. Theatrical product revenues from film rentals decreased for the six months ended June 30, 2016, reflecting lower carryover revenues of $358 million from prior period releases, partially offset by higher revenues of $124 million from theatrical films released during first half of 2016 compared to the first half of 2015. The Company released six and seven theatrical films in the second quarters of 2016 and 2015, respectively, and nine and eleven theatrical films in the first half of 2016 and 2015, respectively.

For the three and six months ended June 30, 2016, theatrical product revenues from home video and electronic delivery decreased due to lower revenues of $168 million and $259 million from releases during the second quarter and first half of 2016, respectively, compared to the second quarter and first half of 2015, respectively, and lower revenues of $72 million and $29 million, respectively, from prior period releases, including catalog titles, compared to the second quarter and first half of 2015, respectively. There were two and six home video and electronic delivery releases in the second quarters of 2016 and 2015, respectively, and nine and eleven home video and electronic delivery releases in the first half of 2016 and 2015, respectively.

The increase in theatrical product revenues from television licensing for the three and six months ended June 30, 2016 was primarily due to higher international license fees.

The decrease in television product revenues from television licensing for the three months ended June 30, 2016 was primarily due to lower syndication revenues reflecting the timing and mix of availabilities. The increase in television product revenues from television licensing for the six months ended June 30, 2016 was primarily due to higher initial telecast revenues, partially offset by the unfavorable impact of the timing and mix of availabilities.

Videogames and other revenues decreased for the three and six months ended June 30, 2016 primarily due to lower revenues of $362 million and $407 million from releases during the second quarter and first half of 2016, respectively, compared to the second quarter and first half of 2015, respectively, and for the six months ended June 30, 2016, was partially offset by higher carryover revenues of $97 million from prior period releases. The Company released three and six videogames in the second quarters of 2016 and 2015, respectively, and five and ten videogames in the first half of 2016 and 2015, respectively.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The components of Costs of revenues for the Warner Bros. segment are as follows (millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Film and television production costs	$1,253	$1,524	(18)%	$2,780	$3,092	(10)%
Print and advertising costs	467	611	(24)%	861	1,093	(21)%
Other costs, including merchandise and related costs	196	269	(27)%	431	534	(19)%

Costs of revenues (a)	$1,916	$2,404	(20)%	$4,072	$4,719	(14)%

(a)	Costs of revenues excludes depreciation.

Included in film and television production costs are production costs related to videogames, as well as theatrical film and videogame valuation adjustments resulting primarily from revisions to estimates of ultimate revenue and/or costs for certain theatrical films and videogames. Theatrical film valuation adjustments were $0 and $1 million for the three and six months ended June 30, 2016, respectively, and $35 million and $74 million for the three and six months ended June 30, 2015, respectively. Videogame valuation adjustments for the three and six months ended June 30, 2016 were $0 and $4 million, respectively, and for the three and six months ended June 30, 2015 were $1 million and $17 million, respectively. The decrease in film and television production costs was commensurate with lower revenues for theatrical product and videogames. The decrease in print and advertising costs for the three and six months ended June 30, 2016 was primarily due to the type and number of theatrical, home entertainment and videogames releases. Other costs, including merchandise and related costs decreased for the three and six months ended June 30, 2016 primarily due to lower distribution-related costs of sales commensurate with lower revenues for home entertainment and videogames.

Selling, general and administrative expenses decreased for the three and six months ended June 30, 2016 mainly due to lower third party distribution fees commensurate with lower revenues for home entertainment and cost savings initiatives.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Gain on operating assets, Asset impairments, Venezuelan foreign currency loss and external costs related to mergers, acquisitions and dispositions for the three and six months ended June 30, 2016 and 2015, which affected the comparability of the Warner Bros. segment’s results.

The decrease in Operating Income for the three months ended June 30, 2016 was primarily due to lower Revenues, partially offset by lower Costs of revenues, a Gain on operating assets and lower Selling, general and administrative expenses. The increase in Operating Income for the six months ended June 30, 2016 was primarily due to lower Costs of revenues, a Gain on operating assets and lower Selling, general and administrative expenses, partially offset by lower Revenues.

Corporate.  Corporate’s Operating Loss for the three and six months ended June 30, 2016 and 2015 was as follows (millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Selling, general and administrative (a)	$(86)	$(86)	—%	$(219)	$(185)	18%
Asset impairments	(2)	—	NM	(4)	(1)	NM
Restructuring and severance costs	(1)	3	(133)%	—	3	NM
Depreciation	(6)	(6)	—%	(12)	(10)	20%

Operating Loss	$(95)	$(89)	7%	$(235)	$(193)	22%

(a)	Selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments and external costs related to mergers, acquisitions and dispositions for the three and six months ended June 30, 2016 and 2015, which affected the comparability of Corporate’s results.

Operating loss for the six months ended June 30, 2016 increased primarily due to higher losses of $13 million related to enterprise efficiency initiatives primarily focused on technology and higher equity-based compensation expense of $10 million.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including scheduled debt repayments, quarterly dividend payments and the purchase of common stock under the Company’s stock repurchase program. Time Warner’s sources of cash include Cash provided by operations, Cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at June 30, 2016 was $7.524 billion, which included $2.496 billion of Cash and equivalents.

Current Financial Condition

At June 30, 2016, Time Warner had $24.468 billion of debt and $2.496 billion of Cash and equivalents, resulting in net debt of $21.972 billion, compared to $23.792 billion of debt and $2.155 billion of Cash and equivalents, or net debt of $21.637 billion, at December 31, 2015. At June 30, 2016, Total equity was $23.889 billion compared to $23.619 billion at December 31, 2015.

The following table shows the significant items contributing to the increase in net debt from December 31, 2015 to June 30, 2016 (millions):

Balance at December 31, 2015	$21,637
Cash provided by operations	(1,966)
Capital expenditures	162
Repurchases of common stock	1,407
Dividends paid to common stockholders	640
Investments and acquisitions, net of cash acquired, including available-for-sale securities	293
Proceeds from the exercise of stock options	(81)
Other investment proceeds, including available-for-sale securities	(241)
All other, net	121

Balance at June 30, 2016	$21,972

In January 2016, Time Warner’s Board of Directors authorized up to $5.0 billion of share repurchases beginning January 1, 2016, including the amount remaining at December 31, 2015 under the prior authorization. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including price and business and market conditions. From January 1, 2016 through July 29, 2016, the Company repurchased 23 million shares of common stock for $1.648 billion pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Cash Flows

For the six months ended June 30, 2016 and 2015, Cash and equivalents increased by $341 million and $504 million, respectively. Components of these changes are discussed below in more detail.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Operating Activities

Details of Cash provided by operations are as follows (millions):

	Six Months Ended June 30,
	2016	2015
Operating Income	$3,842	$3,645
Depreciation and amortization	336	334
Net interest payments (a)	(594)	(627)
Net income taxes paid (b)	(668)	(655)
All other, net, including working capital changes	(950)	(897)

Cash provided by operations	$1,966	$1,800

(a)	Includes cash interest received of $82 million and $22 million for the six months ended June 30, 2016 and 2015, respectively.
(b)	Includes income tax refunds received of $18 million and $82 million for the six months ended June 30, 2016 and 2015, respectively.

Cash provided by operations for the six months ended June 30, 2016 increased primarily due to higher Operating Income and lower net interest payments, partially offset by increased cash outflows related to all other, net, including working capital changes. For the six months ended June 30, 2016, all other, net, including working capital changes was favorably impacted by approximately $280 million related to CME’s repayment of the Senior Secured Notes and the TW Term Loan.

Investing Activities

Details of Cash used by investing activities are as follows (millions):

	Six Months Ended June 30,
	2016	2015
Investments in available-for-sale securities	$(7)	$(32)
Investments and acquisitions, net of cash acquired:
Hudson Yards development project	(130)	(56)
All other	(156)	(96)
Capital expenditures	(162)	(154)
Other investment proceeds, including available-for-sale securities	241	109

Cash used by investing activities	$(214)	$(229)

The decrease in Cash used by investing activities for the six months ended June 30, 2016 was primarily due to higher other investment proceeds and lower investments in available-for-sale securities, partially offset by an increase in investments and acquisitions, net of cash acquired. Other investment proceeds for the six months ended June 30, 2016 primarily related to CME’s repayment of the Senior Secured Notes and the TW Term Loan.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Financing Activities

Details of Cash used by financing activities are as follows (millions):

	Six Months Ended June 30,
	2016	2015
Borrowings	$942	$2,106
Debt repayments	(304)	(804)
Proceeds from the exercise of stock options	81	121
Excess tax benefit from equity instruments	40	120
Principal payments on capital leases	(7)	(5)
Repurchases of common stock	(1,407)	(1,804)
Dividends paid	(640)	(584)
Other financing activities	(116)	(217)

Cash used by financing activities from continuing operations	$(1,411)	$(1,067)

Cash used by financing activities for the six months ended June 30, 2016 increased primarily due to a decrease in Borrowings, partially offset by decreases in Debt repayments and Repurchases of common stock.

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At June 30, 2016, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $32.022 billion. Of this committed capacity, $7.524 billion was unused and $24.468 billion was outstanding as debt. At June 30, 2016, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

	Committed Capacity (a)	Letters of Credit (b)	Outstanding Debt (c)	Unused Committed Capacity
Cash and equivalents	$2,496	$—	$—	$2,496
Revolving credit facilities and commercial paper program (d)	5,000	—	—	5,000
Fixed-rate public debt	24,234	—	24,234	—
Other obligations (e)	292	30	234	28

Total	$32,022	$30	$24,468	$7,524

(a)

The revolving credit facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted average maturity of the Company’s outstanding debt and other financing arrangements was 13.1 years as of June 30, 2016.

(b)	Represents the portion of committed capacity, including from bilateral letter of credit facilities, reserved for outstanding and undrawn letters of credit.
(c)

Represents principal amounts adjusted for premiums and discounts and $123 million of unamortized debt issuance costs. At June 30, 2016, the principal amounts of the Company’s publicly issued debt mature as follows: $500 million in 2017, $600 million in 2018, $650 million in 2019, $1.4 billion in 2020, $2.0 billion in 2021 and $19.317 billion thereafter. In the period after 2021, no more than $2.0 billion will mature in any given year.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

2016 Debt Offering

On May 10, 2016, Time Warner issued $800 million aggregate principal amount of 2.95% Notes due 2026 under a shelf registration statement. The notes issued are guaranteed, on an unsecured basis, by Historic TW Inc. (“Historic TW”). In addition, Turner and Home Box Office guarantee, on an unsecured basis, Historic TW’s guarantee of the notes. The net proceeds to the Company from the debt offering were $785 million, after deducting underwriting discounts and offering expenses.

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the worldwide licensing of theatrical and television product for premium cable, basic cable, network and syndicated television and OTT exhibition. Backlog was $7.0 billion and $6.3 billion at June 30, 2016 and December 31, 2015, respectively. Included in the backlog amounts is licensing of theatrical and television product from the Warner Bros. segment to the Turner segment in the amount of $564 million and $619 million at June 30, 2016 and December 31, 2015, respectively. Also included in the backlog amounts is licensing of theatrical product from the Warner Bros. segment to the Home Box Office segment in the amount of $667 million and $737 million at June 30, 2016 and December 31, 2015, respectively.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. An example of the forward-looking statements in this report includes, but is not limited to, the statement regarding the number of original series Warner Bros. expects to produce for the 2016/2017 television season.

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

•

the Company’s ability to deal effectively with economic slowdowns or other economic or market difficulties, including impacts on the economies of the United Kingdom and European Economic Area resulting from the United Kingdom’s vote to exit the European Union (“Brexit”);

•	changes in foreign exchange rates, including as a result of Brexit;
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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET

(Unaudited; millions, except share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and equivalents	$2,496	$2,155
Receivables, less allowances of $751 and $1,055	7,813	7,411
Inventories	1,669	1,753
Prepaid expenses and other current assets	984	1,194

Total current assets	12,962	12,513
Noncurrent inventories and theatrical film and television production costs	7,589	7,600
Investments, including available-for-sale securities	2,592	2,617
Property, plant and equipment, net	2,516	2,596
Intangible assets subject to amortization, net	856	949
Intangible assets not subject to amortization	7,030	7,029
Goodwill	27,701	27,689
Other assets	2,881	2,855

Total assets	$64,127	$63,848

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,403	$7,188
Deferred revenue	519	616
Debt due within one year	50	198

Total current liabilities	6,972	8,002
Long-term debt	24,418	23,594
Deferred income taxes	2,665	2,454
Deferred revenue	400	352
Other noncurrent liabilities	5,754	5,798
Redeemable noncontrolling interest	29	29
Commitments and Contingencies (Note 14)
Equity
Common stock, $0.01 par value, 1.652 billion and 1.652 billion shares issued and 780 million and 795 million shares outstanding	17	17
Additional paid-in capital	147,311	148,041
Treasury stock, at cost (872 million and 857 million shares)	(46,778)	(45,612)
Accumulated other comprehensive loss, net	(1,447)	(1,446)
Accumulated deficit	(75,215)	(77,381)

Total Time Warner Inc. shareholders’ equity	23,888	23,619
Noncontrolling interest	1	—

Total equity	23,889	23,619

Total liabilities and equity	$64,127	$63,848

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited; millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$6,952	$7,348	$14,260	$14,475
Costs of revenues	(3,840)	(4,188)	(7,845)	(8,276)
Selling, general and administrative	(1,258)	(1,248)	(2,509)	(2,437)
Amortization of intangible assets	(47)	(43)	(95)	(91)
Restructuring and severance costs	(48)	(10)	(53)	(22)
Asset impairments	(2)	—	(5)	(1)
Gain (loss) on operating assets, net	89	—	89	(3)

Operating income	1,846	1,859	3,842	3,645
Interest expense, net	(292)	(286)	(576)	(580)
Other loss, net	(131)	(125)	(171)	(242)

Income from continuing operations before income taxes	1,423	1,448	3,095	2,823
Income tax provision	(472)	(477)	(970)	(919)

Income from continuing operations	951	971	2,125	1,904
Discontinued operations, net of tax	—	—	40	37

Net income	951	971	2,165	1,941
Less Net loss attributable to noncontrolling interests	1	—	1	—

Net income attributable to Time Warner Inc. shareholders	$952	$971	$2,166	$1,941

Amounts attributable to Time Warner Inc. shareholders:
Income from continuing operations	$952	$971	$2,126	$1,904
Discontinued operations, net of tax	—	—	40	37

Net income	$952	$971	$2,166	$1,941

Per share information attributable to Time Warner Inc. commons shareholders:
Basic income per common share from continuing operations	$1.21	$1.18	$2.69	$2.30
Discontinued operations	—	—	0.05	0.05

Basic net income per common share	$1.21	$1.18	$2.74	$2.35

Average basic common shares outstanding	784.5	821.6	787.6	825.5

Diluted income per common share from continuing operations	$1.20	$1.16	$2.66	$2.26
Discontinued operations	—	—	0.05	0.05

Diluted net income per common share	$1.20	$1.16	$2.71	$2.31

Average diluted common shares outstanding	795.4	836.3	798.8	841.1

Cash dividends declared per share of common stock	$0.4025	$0.3500	$0.8050	$0.7000

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited; millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$951	$971	$2,165	$1,941
Other comprehensive loss, net of tax:
Foreign currency translation:
Unrealized gains (losses) occurring during the period	35	(42)	(4)	(244)
Reclassification adjustment for losses realized in net income	—	—	—	5

Change in foreign currency translation	35	(42)	(4)	(239)

Securities:
Unrealized gains (losses) occurring during the period	(1)	1	—	5
Benefit obligations:
Unrealized gains (losses) occurring during the period	13	(9)	18	(1)
Reclassification adjustment for losses realized in net income	5	5	11	11

Change in benefit obligations	18	(4)	29	10

Derivative financial instruments:
Unrealized gains (losses) occurring during the period	(10)	(45)	(10)	18
Reclassification adjustment for (gains) losses realized in net income	1	1	(16)	(26)

Change in derivative financial instruments	(9)	(44)	(26)	(8)

Other comprehensive income (loss)	43	(89)	(1)	(232)

Comprehensive income	994	882	2,164	1,709
Less Comprehensive loss attributable to noncontrolling interests	1	—	1	—

Comprehensive income attributable to Time Warner Inc. shareholders	$995	$882	$2,165	$1,709

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Six Months Ended June 30,

(Unaudited; millions)

	2016	2015
OPERATIONS
Net income	$2,165	$1,941
Less Discontinued operations, net of tax	(40)	(37)

Net income from continuing operations	2,125	1,904
Adjustments for noncash and nonoperating items:
Depreciation and amortization	336	334
Amortization of film and television costs	4,158	4,087
Asset impairments	5	1
(Gain) loss on investments and other assets, net	(30)	85
Equity in losses of investee companies, net of cash distributions	223	116
Equity-based compensation	156	135
Deferred income taxes	249	(80)
Changes in operating assets and liabilities, net of acquisitions	(5,249)	(4,782)

Cash provided by operations from continuing operations	1,973	1,800
Cash used by operations from discontinued operations	(7)	—

Cash provided by operations	1,966	1,800

INVESTING ACTIVITIES
Investments in available-for-sale securities	(7)	(32)
Investments and acquisitions, net of cash acquired	(286)	(152)
Capital expenditures	(162)	(154)
Investment proceeds from available-for-sale securities	1	—
Other investment proceeds	240	109

Cash used by investing activities	(214)	(229)

FINANCING ACTIVITIES
Borrowings	942	2,106
Debt repayments	(304)	(804)
Proceeds from exercise of stock options	81	121
Excess tax benefit from equity instruments	40	120
Principal payments on capital leases	(7)	(5)
Repurchases of common stock	(1,407)	(1,804)
Dividends paid	(640)	(584)
Other financing activities	(116)	(217)

Cash used by financing activities	(1,411)	(1,067)

INCREASE IN CASH AND EQUIVALENTS	341	504
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,155	2,618

CASH AND EQUIVALENTS AT END OF PERIOD	$2,496	$3,122

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF EQUITY

Six Months Ended June 30,

(Unaudited; millions)

	2016			2015
	Time Warner Shareholders	Noncontrolling Interests (a)	Total Equity	Time Warner Shareholders	Noncontrolling Interests	Total Equity
BALANCE AT BEGINNING OF PERIOD	$23,619	$—	$23,619	24,476	$—	$24,476
Net income	2,166	1	2,167	1,941	—	1,941
Other comprehensive loss	(1)	—	(1)	(232)	—	(232)
Cash dividends	(640)	—	(640)	(584)	—	(584)
Common stock repurchases	(1,425)	—	(1,425)	(1,800)	—	(1,800)
Other, primarily related to stock options and restricted stock units	169	—	169	224	—	224

BALANCE AT END OF PERIOD	$23,888	$1	$23,889	$24,025	$—	$24,025

(a) Net income excludes a $2 million loss for the six months ended June 30, 2016 relating to redeemable noncontrolling interests.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the June 30, 2016 presentation.

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

Accounting Guidance Not Yet Adopted

Share-Based Payments

In March 2016, guidance was issued that changes the reporting for certain aspects of share-based payments. One aspect of the guidance, which will become effective on a prospective basis beginning on January 1, 2017, requires that the income tax effects of share-based awards be recognized in the income statement when the awards vest or are settled. Under the current guidance, excess tax benefits and deficiencies have been recognized in Additional paid-in capital in the Consolidated Balance Sheet. For the year ended December 31, 2015, the amount of excess tax benefits, net of deficiencies, recognized in Additional paid-in capital was $150 million. Another aspect of the new guidance, which will become effective on a prospective or retrospective basis beginning on January 1, 2017, requires that excess tax benefits be classified as a cash flow from operating activities in the Consolidated Statement of Cash Flows. Under the current guidance, excess tax benefits have been classified as a cash flow from financing activities. Excess tax benefits presented as a cash flow from financing activities were $151 million for the year ended December 31, 2015. The other aspects of this new guidance are not expected to have a material effect on the Company’s consolidated financial statements.

Accounting for Leases

In February 2016, new guidance was issued regarding accounting for leases. The main difference between the current guidance and the new guidance is the recognition by a lessee of lease assets and liabilities for those leases it classified as operating leases under the current guidance. Under the new guidance, the recognition, measurement and presentation of expenses and cash flows arising from a lease as well as the lessor accounting model have not significantly changed from current guidance. This guidance also requires qualitative and quantitative disclosures of key information about leasing arrangements. The new guidance will become effective on a modified retrospective basis for the Company on January 1, 2019. The Company is evaluating the impact the new guidance will have on its consolidated financial statements.

Recognition and Measurement of Financial Assets and Liabilities

In January 2016, guidance was issued that makes limited changes to the accounting for financial instruments. The changes primarily relate to (i) the requirement to measure equity investments in unconsolidated subsidiaries, other than those accounted for under the equity method of accounting, at fair value, with changes in the fair value recognized in earnings, (ii) an alternative approach for the measurement of equity investments that do not have a readily determinable fair value, (iii) the elimination of the other-than-temporary impairment model and its replacement with a requirement to perform a qualitative assessment to identify the impairment of equity investments, and a requirement to recognize impairment losses in earnings based on the difference between the fair value and the carrying value of the equity investment, (iv) the elimination of the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost, (v) the addition of a requirement to use the exit price concept when measuring the fair value of financial instruments for disclosure purposes, and (vi) the addition of a requirement to present financial assets and financial liabilities separately in the notes to the financial statements, grouped by measurement category (e.g., fair value, amortized cost, lower of cost or market) and by form of financial asset (e.g., loans, securities). This guidance will become effective for the Company on January 1, 2018. The Company is evaluating the impact this guidance will have on its consolidated financial statements.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Recognition

In May 2014, guidance was issued that establishes a new revenue recognition framework in GAAP for all companies and industries. The core principle of the guidance is that an entity should recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for those goods or services. The guidance includes a five-step framework to determine the timing and amount of revenue to recognize related to contracts with customers. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework. Based on the current guidance, the new framework will become effective on either a full or modified retrospective basis for the Company on January 1, 2018. Subsequent to the issuance of the May 2014 guidance, several clarifications and updates have been issued on this topic, the most recent of which was issued in May 2016. The Company is evaluating the impact the guidance will have on its consolidated financial statements.

2.	BUSINESS DISPOSITIONS AND ACQUISITIONS

Fandango

In April 2016, Warner Bros. sold its Flixster business to Fandango Media, LLC (“Fandango”), a subsidiary of NBCUniversal Media LLC, in exchange for a 25% interest in Fandango. For the three and six months ended June 30, 2016, Warner Bros. recorded a pre-tax gain of approximately $90 million in connection with this transaction.

Summary of Discontinued Operations

For the six months ended June 30, 2016, Discontinued operations, net of tax was income of $40 million ($0.05 of diluted income from discontinued operations per common share) related to the recognition of certain tax benefits associated with foreign tax attributes of the Warner Music Group (“WMG”), which the Company disposed of in 2004. For the six months ended June 30, 2015, Discontinued operations, net of tax was income of $37 million ($0.05 of diluted income from discontinued operations per common share), primarily related to the final resolution of a tax indemnification obligation associated with the disposition of WMG.

3.	INVESTMENTS

Central European Media Enterprises Ltd.

As of June 30, 2016, the Company had an approximate 47.6% voting interest in Central European Media Enterprises Ltd.’s (“CME”) common stock and an approximate 75.9% economic interest in CME on a diluted basis.

As of June 30, 2016, the Company owned 61.4 million shares of CME’s Class A common stock and 1 share of Series A convertible preferred stock, which is convertible into 11.2 million shares of CME’s Class A common stock and votes with the Class A common stock on an as-converted basis. The Company accounts for its investment in CME’s Class A common stock and Series A convertible preferred stock under the equity method of accounting.

As of June 30, 2016, the Company owned all of the outstanding shares of CME’s Series B convertible redeemable preferred shares, which are non-voting and may be converted into 103.3 million shares of CME’s Class A common stock at the Company’s option at any time after June 25, 2016. The Company accounts for its investment in CME’s Series B convertible redeemable preferred shares under the cost method of accounting.

As of June 30, 2016, the Company held 101 million warrants each to purchase one share of CME Class A common stock. The warrants, which became exercisable in May 2016, have a four-year term that expires in May 2018 and an exercise price of $1.00 per share and do not contain any voting rights. The warrants are carried at fair value in the Consolidated Balance Sheet, which at June 30, 2016, was $117 million.

As of June 30, 2016, the Company has guaranteed an aggregate amount of €955 million of CME’s obligations. In connection with these guarantees, the Company recognized a liability at the inception of each respective arrangement based on the estimated fair value of the guarantee. At June 30, 2016, the carrying value of liabilities associated with such guarantees was $185 million.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent Transactions

On February 19, 2016, CME Media Enterprises B.V. (“CME BV”), a subsidiary of Central European Media Enterprises Ltd. (“CME”), entered into a credit agreement (the “2016 Credit Agreement”) with third-party financial institutions for an approximate €470 million senior unsecured term loan (the “2016 Term Loan”) that was funded in April 2016 and matures on February 19, 2021. Time Warner has guaranteed CME BV’s obligations under the 2016 Credit Agreement for a fee equal to a rate based on CME’s net leverage, which initially was 10.5%, less the interest rate on the 2016 Term Loan, which initially was 1.78%, to be paid to Time Warner semi-annually. CME BV must pay a portion of the fee in cash and may, at CME BV’s option, pay the remainder in cash or in kind. In April 2016, CME used cash on hand and the proceeds of the 2016 Term Loan to repay in their entirety both its Senior Secured Notes due 2017 (the “Senior Secured Notes”) and the term loan Time Warner provided CME in 2014 (the “TW Term Loan”), which also was due in 2017. Time Warner received approximately $485 million in connection with CME’s repayment of the Senior Secured Notes and the TW Term Loan. As consideration for assisting CME in refinancing its debt due in 2017, Time Warner earned a fee equal to 1% of the aggregate principal amount of the 2016 Term Loan borrowed at funding. Prior to the funding, CME BV entered into unsecured interest rate hedge arrangements to protect against changes in the interest rate on the 2016 Term Loan during its term, and Time Warner has guaranteed CME BV’s obligations under such arrangements.

In addition, on February 19, 2016, CME entered into an amendment to extend the maturity of its €251 million senior unsecured term loan obtained in 2014 from third-party financial institutions (the “2014 Term Loan”) from November 1, 2017 to November 1, 2018. Time Warner continues to guarantee CME’s obligations under the 2014 Term Loan.

Time Warner and CME also agreed on February 19, 2016 to amend and restate the $115 million revolving credit facility Time Warner provided CME in 2014 to reduce the size of the facility to $50 million as of January 1, 2018 and to extend its term from December 2017 to February 2021. Amounts outstanding under the revolving credit facility bear interest at a rate based on CME’s net leverage. Beginning in April 2016, CME must pay a portion of the interest for each applicable quarterly interest period in cash and may, at CME’s option, pay the remainder in kind by adding such amount to the outstanding principal amount of the revolving credit facility. As of June 30, 2016, there were no amounts outstanding under the revolving credit facility.

The Company recorded a pretax gain of $95 million in Investment gains (losses), net in the Consolidated Statement of Operations for the three and six months ended June 30, 2016 in connection with these transactions. Additionally, when recognizing CME’s results for the three and six months ended June 30, 2016 under the equity method of accounting, the Company recorded a pretax charge of $150 million in Other loss, net in the Consolidated Statement of Operations related to these transactions.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	FAIR VALUE MEASUREMENTS

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, respectively (millions):

	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Diversified equity securities (a)	$160	$—	$—	$160	$179	$—	$—	$179
Available-for-sale securities:
Equity securities	17	—	—	17	15	—	—	15
Debt securities	—	78	—	78	—	70	—	70
Derivatives:
Foreign exchange contracts	—	41	—	41	—	79	—	79
Other	—	—	118	118	—	—	180	180
Liabilities:
Derivatives:
Foreign exchange contracts	—	(7)	—	(7)	—	(2)	—	(2)
Other	—	—	—	—	—	—	(7)	(7)

Total	$177	$112	$118	$407	$194	$147	$173	$514

(a)	Consists of investments related to deferred compensation.

The Company primarily applies the market approach for valuing recurring fair value measurements. As of June 30, 2016 and December 31, 2015, assets valued using significant unobservable inputs (Level 3) primarily related to warrants to purchase shares of Class A common stock of CME valued at $117 million and $179 million, respectively. The Company estimates the fair value of these warrants using a Monte Carlo Simulation model. Significant unobservable inputs used in the fair value measurement at June 30, 2016 are an expected term of 1.12 years and an expected volatility of approximately 60%. As of June 30, 2016 and December 31, 2015, the other Level 3 assets consisted of equity instruments held by employees of a former subsidiary of the Company. As of December 31, 2015, Level 3 liabilities consisted of liabilities for contingent consideration and options to redeem securities.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles the beginning and ending balances of net derivative assets and liabilities classified as Level 3 and identifies the total gains (losses) the Company recognized during the six months ended June 30, 2016 and 2015 on such assets and liabilities that were included in the Consolidated Balance Sheet as of June 30, 2016 and 2015 (millions):

	June 30, 2016	June 30, 2015
Balance as of the beginning of the period	$173	$241
Total losses, net:
Included in operating income	2	(1)
Included in other loss, net	(62)	(106)
Included in other comprehensive loss	—	—
Purchases	—	—
Settlements	5	(2)
Issuances	—	—

Balance as of the end of the period	$118	$132

Net loss for the period included in net income related to assets and liabilities still held as of the end of the period	$(62)	$(107)

Other Financial Instruments

The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at June 30, 2016, the fair value of Time Warner’s debt exceeded its carrying value by approximately $4.686 billion and, based on interest rates prevailing at December 31, 2015, the fair value of Time Warner’s debt exceeded its carrying value by approximately $2.490 billion. The fair value of Time Warner’s debt is considered a Level 2 measurement as it is based on observable market inputs such as current interest rates and, where available, actual sales transactions. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt is retired prior to its maturity.

Information as of June 30, 2016 about the Company’s investments in CME that are not required to be carried at fair value on a recurring basis is as follows (millions):

	Carrying Value	Fair Value	Fair Value Hierarchy
Class A common stock (a)	$—	$153	Level 1
Series B convertible redeemable preferred shares	$—	$218	Level 2

(a)	Includes 1 share of Series A convertible preferred stock.

The fair values of the Company’s investments in CME’s Class A common stock (including Series A convertible preferred stock) and Series B convertible redeemable preferred shares are primarily determined by reference to the June 30, 2016 closing price of CME’s common stock.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the three and six months ended June 30, 2016 and June 30, 2015, the Company also performed fair value measurements related to certain theatrical films and television programs. In determining the fair value of its theatrical films, the Company employs a DCF methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros.) plus a risk premium representing the risk associated with producing a particular theatrical film. The fair value of any theatrical films and television programs that management plans to abandon is zero. Because the primary determination of fair value is made using a DCF model, the resulting fair value is considered a Level 3 measurement. The following table presents certain theatrical film and television production costs, which were recorded as inventory in the Consolidated Balance Sheet, that were written down to fair value (millions):

	Carrying value before write down	Carrying value after write down
Fair value measurements made during the three months ended June 30,:
2016	$34	$1
2015	$112	$73

Fair value measurements made during the six months ended June 30,:
2016	$62	$3
2015	$288	$210

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	INVENTORIES AND THEATRICAL FILM AND TELEVISION PRODUCTION COSTS

Inventories and theatrical film and television production costs consist of (millions):

	June 30, 2016	December 31, 2015
Inventories:
Programming costs, less amortization (a)	$3,050	$3,067
Other inventory, primarily DVDs and Blu-ray Discs	255	263

Total inventories	3,305	3,330
Less: current portion of inventory	(1,669)	(1,753)

Total noncurrent inventories	1,636	1,577

Theatrical film production costs: (b)
Released, less amortization	556	570
Completed and not released	836	374
In production	1,432	1,612
Development and pre-production	121	123

Television production costs: (b)
Released, less amortization	1,716	1,301
Completed and not released	509	872
In production	752	1,158
Development and pre-production	31	13

Total theatrical film and television production costs	5,953	6,023

Total noncurrent inventories and theatrical film and television production costs	$7,589	$7,600

(a)	Includes the costs of programming rights, primarily sports, for which payments have been made prior to the related rights being received.
(b)

Does not include $588 million and $656 million of acquired film library intangible assets as of June 30, 2016 and December 31, 2015, respectively, which are included in Intangible assets subject to amortization, net in the Consolidated Balance Sheet.

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

The Company also enters into derivative contracts that economically hedge certain of its foreign currency risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. These economic hedges are used primarily to offset the change in certain foreign-currency-denominated long-term receivables and certain foreign-currency-denominated intercompany debt due to changes in the underlying foreign exchange rates.

The translation of revenues and expenses denominated in the functional currency of a foreign subsidiary may result in fluctuations in the U.S. Dollar-equivalent value of such revenues and expenses as compared to prior periods. Such transactions are not eligible for qualifying hedge accounting treatment, and the Company does not economically hedge this exposure.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net gains and losses from hedging activities recognized in the Consolidated Statement of Operations were as follows (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gains (losses) recognized in:
Costs of revenues	$—	$(15)	$9	$51
Selling, general and administrative	2	3	5	9
Other loss, net	(2)	(4)	—	(10)

Amounts included in Other loss, net include the impact of forward points and option premiums, which are excluded from the assessment of hedge effectiveness. Other amounts included in Other loss, net relate to hedges of foreign-currency-denominated debt and hedge ineffectiveness, which are not material.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions and has entered into collateral agreements with certain of these counterparties to further protect the Company in the event of deterioration of the credit quality of such counterparties on outstanding transactions. Additionally, netting provisions are included in agreements in situations where the Company executes multiple contracts with the same counterparty. For such foreign exchange contracts, the Company offsets the fair values of the amounts owed to or due from the same counterparty and classifies the net amount as a net asset or net liability within Prepaid expenses and other current assets or Accounts payable and accrued liabilities, respectively, in the Consolidated Balance Sheet. The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to Time Warner’s use of foreign currency derivatives at June 30, 2016 and December 31, 2015 (millions):

	June 30, 2016 (a)	December 31, 2015 (b)
Prepaid expenses and other current assets	$41	$79
Accounts payable and accrued liabilities	(7)	(2)

(a)

Includes $153 million ($139 million of qualifying hedges and $14 million of economic hedges) and $119 million ($117 million of qualifying hedges and $2 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

(b)

Includes $198 million ($194 million of qualifying hedges and $4 million of economic hedges) and $121 million ($116 million of qualifying hedges and $5 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

At June 30, 2016 and December 31, 2015, $10 million of losses and $29 million of gains, respectively, related to cash flow hedges are recorded in Accumulated other comprehensive loss, net and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in Accumulated other comprehensive loss, net at June 30, 2016 and December 31, 2015 are net losses of $1 million and $9 million, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

At June 30, 2016, the carrying amount of the Company’s €700 million aggregate principal amount of debt due 2023 is designated as a hedge of the variability in the Company’s Euro-denominated net investments. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within Accumulated other comprehensive loss, net in the Consolidated Balance Sheet. For the three and six months ended June 30, 2016, such amounts totaled $10 million and $17 million of losses, respectively.

7.	LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

2016 Debt Offering

On May 10, 2016, Time Warner issued $800 million aggregate principal amount of 2.95% Notes due 2026 under a shelf registration statement. The notes issued are guaranteed, on an unsecured basis, by Historic TW Inc. (“Historic TW”). In addition, Turner and Home Box Office guarantee, on an unsecured basis, Historic TW’s guarantee of the notes. The net proceeds to the Company from the debt offering were $785 million, after deducting underwriting discounts and offering expenses.

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

From January 1, 2016 through June 30, 2016, the Company repurchased approximately 20 million shares of common stock for approximately $1.425 billion pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. As of June 30, 2016, $3.575 billion remained available for purchases under the stock repurchase program.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summary sets forth the activity within Other comprehensive loss (millions):

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax
Unrealized gains (losses) on foreign currency translation	$41	$(6)	$35	$(9)	$5	$(4)
Unrealized losses on securities	(2)	1	(1)	—	—	—
Unrealized gains on benefit obligations	19	(6)	13	26	(8)	18
Reclassification adjustment for losses on benefit obligations realized in net income (a)	8	(3)	5	17	(6)	11
Unrealized losses on derivative financial instruments	(16)	6	(10)	(15)	5	(10)
Reclassification adjustment for (gains) losses on derivative financial instruments realized in net income (c)	1	—	1	(26)	10	(16)

Other comprehensive income (loss)	$51	$(8)	$43	$(7)	$6	$(1)

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax
Unrealized losses on foreign currency translation	$(48)	$6	$(42)	$(262)	$18	$(244)
Reclassification adjustment for losses on foreign currency translation realized in net income (b)	—	—	—	5	—	5
Unrealized gains on securities	1	—	1	7	(2)	5
Unrealized losses on benefit obligations	(12)	3	(9)	(3)	2	(1)
Reclassification adjustment for losses on benefit obligations realized in net income (a)	9	(4)	5	17	(6)	11
Unrealized gains (losses) on derivative financial instruments	(69)	24	(45)	28	(10)	18
Reclassification adjustment for (gains) losses on derivative financial instruments realized in net income (c)	2	(1)	1	(40)	14	(26)

Other comprehensive loss	$(117)	$28	$(89)	$(248)	$16	$(232)

(a)	Pretax (gains) losses included in Selling, general and administrative expenses.
(b)	Pretax (gains) losses included in Gain (loss) on operating assets, net.
(c)	Pretax (gains) losses included in Selling, general and administrative expenses, Costs of revenues and Other loss, net are as follows (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Selling, general and administrative expenses	$2	$(3)	$(1)	$(9)
Costs of revenues	(1)	5	(10)	(31)
Other loss, net	—	—	(15)	—

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	INCOME PER COMMON SHARE

Set forth below is a reconciliation of Basic and Diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders (millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income from continuing operations attributable to Time Warner Inc. shareholders	$952	$971	$2,126	$1,904
Income allocated to participating securities	(2)	(3)	(5)	(5)

Income from continuing operations attributable to Time Warner Inc. common shareholders— basic	$950	$968	$2,121	$1,899

Average basic common shares outstanding	784.5	821.6	787.6	825.5
Dilutive effect of equity awards	10.9	14.7	11.2	15.6

Average diluted common shares outstanding	795.4	836.3	798.8	841.1

Antidilutive common share equivalents excluded from computation	6	4	6	4

Income per common share from continuing operations attributable to Time Warner Inc. common shareholders:
Basic	$1.21	$1.18	$2.69	$2.30
Diluted	$1.20	$1.16	$2.66	$2.26

10.	EQUITY-BASED COMPENSATION

The table below summarizes the weighted-average assumptions used to value stock options at their grant date and the weighted-average grant date fair value per share:

	Six Months Ended June 30,
	2016		2015
Expected volatility	26.0%		25.1%
Expected term to exercise from grant date	6.20 year	s	5.80 year	s
Risk-free rate	1.5%		1.8%
Expected dividend yield	2.6%		1.7%
Weighted average grant date fair value per option	$12.26		$18.38

The following table sets forth the weighted-average grant date fair value of restricted stock units (“RSUs”) and target performance stock units (“PSUs”) granted during the period. For PSUs, the service inception date precedes the grant date and requires the Company to apply mark-to-market accounting that is reflected in the grant date fair values presented:

	Six Months Ended June 30,
	2016	2015
RSUs	$62.59	$83.91
PSUs	79.57	73.17

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the number of stock options, RSUs and target PSUs granted (millions):

	Six Months Ended June 30,
	2016	2015
Stock options	2.3	3.0
RSUs	2.8	2.0
PSUs	0.2	0.1

The impact on Operating income for equity-based compensation awards is as follows (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	7	8	$28	$25
RSUs and PSUs	$41	$37	128	110

Total impact on operating income	$48	$45	$156	$135

Tax benefit recognized	$17	$16	$55	$48

Total unrecognized compensation cost related to unvested Time Warner stock option awards as of June 30, 2016, without taking into account expected forfeitures, is $66 million and is expected to be recognized over a weighted-average period between one and two years. Total unrecognized compensation cost related to unvested RSUs and target PSUs as of June 30, 2016, without taking into account expected forfeitures, is $245 million and is expected to be recognized over a weighted-average period between one and two years.

11.	BENEFIT PLANS

Components of Net Periodic Benefit Costs

A summary of the components of the net periodic benefit costs from continuing operations recognized for substantially all of Time Warner’s defined benefit pension plans for the three and six months ended June 30, 2016 and 2015 is as follows (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$1	$1	$2	$2
Interest cost	21	21	43	42
Expected return on plan assets	(21)	(23)	(42)	(46)
Amortization of net loss	5	4	9	9

Net periodic benefit costs (a)	$6	$3	$12	$7

Contributions	$6	$9	$15	$16

(a)

Excludes net periodic benefit costs related to discontinued operations of $3 million and $7 million during the three and six months ended June 30, 2016, respectively, and $2 million and $3 million during the three and six months ended June 30, 2015, respectively, primarily related to employees and former employees of Time Inc. These amounts have been reflected in Other loss, net in the Consolidated Statement of Operations.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.	RESTRUCTURING AND SEVERANCE COSTS

The Company’s Restructuring and severance costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations and real estate consolidations. Restructuring and severance costs expensed as incurred for the three and six months ended June 30, 2016 and 2015 are as follows (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Turner	$6	$10	$7	$18
Home Box Office	37	4	41	5
Warner Bros.	4	(1)	5	2
Corporate	1	(3)	—	(3)

Total restructuring and severance costs	$48	$10	$53	$22

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
2016 initiatives	$48	$—	$52	$—
2015 and prior initiatives	—	10	1	22

Total restructuring and severance costs	$48	$10	$53	$22

Selected information relating to accrued restructuring and severance costs is as follows (millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2015	$239	$14	$253
Net accruals	53	—	53
Cash paid	(120)	(5)	(125)

Remaining liability as of June 30, 2016	$172	$9	$181

As of June 30, 2016, of the remaining $181 million liability, $120 million was classified as a current liability in the Consolidated Balance Sheet, with the remaining $61 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2019.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information as to the Revenues, intersegment revenues, Operating Income (Loss) and Assets of Time Warner’s reportable segments is set forth below (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Turner	$3,010	$2,827	$5,916	$5,537
Home Box Office	1,467	1,438	2,973	2,836
Warner Bros.	2,658	3,298	5,767	6,497
Intersegment eliminations	(183)	(215)	(396)	(395)

Total revenues	$6,952	$7,348	$14,260	$14,475

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Intersegment Revenues
Turner	$34	$34	$54	$58
Home Box Office	2	11	5	18
Warner Bros.	147	170	337	319

Total intersegment revenues	$183	$215	$396	$395

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Income (Loss)
Turner	$1,130	$1,130	$2,369	$2,238
Home Box Office	481	508	958	966
Warner Bros.	308	341	732	665
Corporate	(95)	(89)	(235)	(193)
Intersegment eliminations	22	(31)	18	(31)

Total operating income	$1,846	$1,859	$3,842	$3,645

			June 30, 2016	December 31, 2015
Assets
Turner			$25,797	$25,559
Home Box Office			14,388	14,314
Warner Bros.			20,674	20,699
Corporate			3,268	3,276

Total assets			$64,127	$63,848

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	COMMITMENTS AND CONTINGENCIES

Commitments

Six Flags

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (collectively, the “Parks”), in 1997, certain subsidiaries of the Company (including Historic TW and, in connection with the separation of Time Warner Cable Inc. in 2009, Warner Bros. Entertainment Inc.) agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including: annual payments made at the Parks or to the limited partners and additional obligations at the end of the respective terms for the Partnerships in 2027 and 2028 (the “Guaranteed Obligations”). The aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) are $895 million (for a net present value of $435 million). To date, no payments have been made by the Company pursuant to the Six Flags Guarantee.

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

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized at June 30, 2016. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has estimated a range of possible loss for legal claims for which the Company has determined a loss is probable or reasonably possible, including the matter disclosed above. The Company believes the estimate of the aggregate range of possible loss for such matters in excess of accrued liabilities is between $0 and $100 million at June 30, 2016. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

Income Tax Uncertainties

During the six months ended June 30, 2016, the Company recorded net decreases to income tax reserves of approximately $136 million, of which approximately $28 million decreased the Company’s effective tax rate for continuing operations. In addition, the Company recorded decreases of $40 million of tax reserves related to discontinued foreign operations. During the six months ended June 30, 2016, the Company recorded net increases to interest reserves related to the income tax reserves of approximately $17 million.

In the Company’s judgment, uncertainties related to certain tax matters are reasonably possible of being resolved during the next twelve months. The effect of such resolution, which could vary based on the final terms and timing of actual settlements with taxing authorities, is estimated to be a reduction of recorded unrecognized tax benefits ranging from $0 to $25 million, most of which would decrease the Company’s effective tax rate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$116	$89	$239	$223
Expenses	(1)	—	(1)	(2)
Interest income	27	31	68	60
Other income	4	4	9	8

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.	ADDITIONAL FINANCIAL INFORMATION

Additional financial information with respect to cash payments and receipts, Interest expense, net, Other loss, net, Accounts payable and accrued liabilities and Other noncurrent liabilities is as follows (millions):

			Six Months Ended June 30,
			2016	2015
Cash Flows
Cash payments made for interest			$(676)	$(649)
Interest income received			82	22

Cash interest payments, net			$(594)	$(627)

Cash payments made for income taxes			$(686)	$(737)
Income tax refunds received			18	82

Cash tax payments, net			$(668)	$(655)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest Expense, Net
Interest income	$56	$58	$119	$109
Interest expense	(348)	(344)	(695)	(689)

Total interest expense, net	$(292)	$(286)	$(576)	$(580)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Other Loss, Net
Investment gains (losses), net	$47	$(26)	$36	$(85)
Loss on equity method investees	(168)	(46)	(202)	(95)
Premiums paid and costs incurred on debt redemption	—	(51)	—	(51)
Other	(10)	(2)	(5)	(11)

Total other loss, net	$(131)	$(125)	$(171)	$(242)

			June 30, 2016	December 31, 2015
Accounts Payable and Accrued Liabilities
Accounts payable			$507	$653
Other accrued expenses			1,426	1,946
Participations payable			2,450	2,422
Programming costs payable			780	712
Accrued compensation			715	957
Accrued interest			354	341
Accrued income taxes			171	157

Total accounts payable and accrued liabilities			$6,403	$7,188

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2016	December 31, 2015
Other Noncurrent Liabilities
Noncurrent tax and interest reserves	$1,424	$1,535
Participations payable	1,488	1,512
Programming costs payable	713	816
Noncurrent pension and post-retirement liabilities	890	908
Deferred compensation	459	471
Other noncurrent liabilities	780	556

Total other noncurrent liabilities	$5,754	$5,798

Accounting for Collaborative Arrangements

The Company’s collaborative arrangements primarily relate to arrangements entered into with third parties to jointly finance and distribute theatrical productions and an arrangement entered into with CBS Broadcasting, Inc. (“CBS”) and The National Collegiate Athletic Association (the “NCAA”).

For the Company’s collaborative arrangements entered into with third parties to jointly finance and distribute theatrical productions, net participation costs of $45 million and $121 million were recorded in Costs of revenues for the three months ended June 30, 2016 and 2015, respectively, and $118 million and $248 million were recorded in Costs of revenues for the six months ended June 30, 2016 and 2015, respectively.

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

June 30, 2016

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
ASSETS
Current assets
Cash and equivalents	$1,812	$170	$514	$—	$2,496
Receivables, net	91	1,136	6,604	(18)	7,813
Inventories	—	501	1,177	(9)	1,669
Prepaid expenses and other current assets	424	79	481	—	984

Total current assets	2,327	1,886	8,776	(27)	12,962
Noncurrent inventories and theatrical film and television production costs	—	1,893	5,803	(107)	7,589
Investments in amounts due to and from consolidated subsidiaries	46,568	10,958	12,900	(70,426)	—
Investments, including available-for-sale securities	282	393	1,922	(5)	2,592
Property, plant and equipment, net	54	389	2,073	—	2,516
Intangible assets subject to amortization, net	—	—	856	—	856
Intangible assets not subject to amortization	—	2,007	5,023	—	7,030
Goodwill	—	9,880	17,821	—	27,701
Other assets	422	373	2,305	(219)	2,881

Total assets	$49,653	$27,779	$57,479	$(70,784)	$64,127

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$716	$826	$4,928	$(67)	$6,403
Deferred revenue	—	57	539	(77)	519
Debt due within one year	36	12	2	—	50

Total current liabilities	752	895	5,469	(144)	6,972
Long-term debt	20,527	3,882	9	—	24,418
Deferred income taxes	2,665	2,947	2,205	(5,152)	2,665
Deferred revenue	—	21	379	—	400
Other noncurrent liabilities	1,821	1,702	3,319	(1,088)	5,754
Redeemable noncontrolling interest	—	—	29	—	29
Equity
Due to (from) Time Warner Inc. and subsidiaries	—	(50,832)	1,660	49,172	—
Other shareholders’ equity	23,888	69,164	44,408	(113,572)	23,888

Total Time Warner Inc. shareholders’ equity	23,888	18,332	46,068	(64,400)	23,888
Noncontrolling interest	—	—	1	—	1

Total equity	23,888	18,332	46,069	(64,400)	23,889

Total liabilities and equity	$49,653	$27,779	$57,479	$(70,784)	$64,127

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended June 30, 2016

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$1,905	$5,222	$(175)	$6,952
Costs of revenues	—	(855)	(3,109)	124	(3,840)
Selling, general and administrative	(80)	(299)	(927)	48	(1,258)
Amortization of intangible assets	—	—	(47)	—	(47)
Restructuring and severance costs	—	(36)	(12)	—	(48)
Asset impairments	(2)	—	—	—	(2)
Gain (loss) on operating assets, net	—	—	89	—	89

Operating income	(82)	715	1,216	(3)	1,846
Equity in pretax income (loss) of consolidated subsidiaries	1,893	1,216	458	(3,567)	—
Interest expense, net	(237)	(75)	19	1	(292)
Other loss, net	(151)	3	16	1	(131)

Income from continuing operations before income taxes	1,423	1,859	1,709	(3,568)	1,423
Income tax provision	(472)	(554)	(578)	1,132	(472)

Net income	951	1,305	1,131	(2,436)	951
Less Net loss attributable to noncontrolling interests	1	1	1	(2)	1

Net income attributable to Time Warner Inc. shareholders	$952	$1,306	$1,132	$(2,438)	$952

Comprehensive income	994	1,342	1,166	(2,508)	994
Less Comprehensive loss attributable to noncontrolling interests	1	1	1	(2)	1

Comprehensive income attributable to Time Warner Inc. shareholders	$995	$1,343	$1,167	$(2,510)	$995

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended June 30, 2015

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$1,830	$5,680	$(162)	$7,348
Costs of revenues	—	(780)	(3,535)	127	(4,188)
Selling, general and administrative	(84)	(292)	(903)	31	(1,248)
Amortization of intangible assets	—	—	(43)	—	(43)
Restructuring and severance costs	—	(10)	—	—	(10)

Operating income	(84)	748	1,199	(4)	1,859
Equity in pretax income (loss) of consolidated subsidiaries	1,848	1,199	488	(3,535)	—
Interest expense, net	(247)	(78)	37	2	(286)
Other loss, net	(69)	20	(73)	(3)	(125)

Income from continuing operations before income taxes	1,448	1,889	1,651	(3,540)	1,448
Income tax provision	(477)	(592)	(545)	1,137	(477)

Net income attributable to Time Warner Inc. shareholders	$971	$1,297	$1,106	$(2,403)	$971

Comprehensive income attributable to Time Warner Inc. shareholders	$882	$1,308	$1,016	$(2,324)	$882

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Six Months Ended June 30, 2016

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$3,888	$10,784	$(412)	$14,260
Costs of revenues	—	(1,808)	(6,348)	311	(7,845)
Selling, general and administrative	(200)	(611)	(1,793)	95	(2,509)
Amortization of intangible assets	—	—	(95)	—	(95)
Restructuring and severance costs	—	(40)	(13)	—	(53)
Asset impairments	(4)	—	(1)	—	(5)
Gain (loss) on operating assets, net	—	—	89	—	89

Operating income	(204)	1,429	2,623	(6)	3,842
Equity in pretax income (loss) of consolidated subsidiaries	3,921	2,642	929	(7,492)	—
Interest expense, net	(484)	(151)	56	3	(576)
Other loss, net	(138)	—	(33)	—	(171)

Income from continuing operations before income taxes	3,095	3,920	3,575	(7,495)	3,095
Income tax provision	(970)	(1,172)	(1,150)	2,322	(970)

Income from continuing operations	2,125	2,748	2,425	(5,173)	2,125
Discontinued operations, net of tax	40	40	40	(80)	40

Net income	2,165	2,788	2,465	(5,253)	2,165
Less Net loss attributable to noncontrolling interests	1	1	1	(2)	1

Net income attributable to Time Warner Inc. shareholders	$2,166	$2,789	$2,466	$(5,255)	$2,166

Comprehensive income	$2,164	$2,795	$2,453	$(5,248)	$2,164
Less Comprehensive loss attributable to noncontrolling interests	1	1	1	(2)	1

Comprehensive income attributable to Time Warner Inc. shareholders	$2,165	$2,796	$2,454	$(5,250)	$2,165

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Six Months Ended June 30, 2015

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$3,632	$11,220	$(377)	$14,475
Costs of revenues	—	(1,662)	(6,929)	315	(8,276)
Selling, general and administrative	(184)	(548)	(1,759)	54	(2,437)
Amortization of intangible assets	—	—	(91)	—	(91)
Restructuring and severance costs	—	(14)	(8)	—	(22)
Asset impairments	—	—	(1)	—	(1)
Gain (loss) on operating assets, net	—	—	(3)	—	(3)

Operating income	(184)	1,408	2,429	(8)	3,645
Equity in pretax income (loss) of consolidated subsidiaries	3,590	2,431	930	(6,951)	—
Interest expense, net	(492)	(156)	64	4	(580)
Other loss, net	(91)	23	(170)	(4)	(242)

Income from continuing operations before income taxes	2,823	3,706	3,253	(6,959)	2,823
Income tax provision	(919)	(1,145)	(1,064)	2,209	(919)

Income from continuing operations	1,904	2,561	2,189	(4,750)	1,904
Discontinued operations, net of tax	37	37	37	(74)	37

Net income attributable to Time Warner Inc. shareholders	$1,941	$2,598	$2,226	$(4,824)	$1,941

Comprehensive income attributable to Time Warner Inc. shareholders	$1,709	$2,508	$1,988	$(4,496)	$1,709

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Six Months Ended June 30, 2016

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$2,165	$2,788	$2,465	$(5,253)	$2,165
Less Discontinued operations, net of tax	(40)	(40)	(40)	80	(40)

Net income from continuing operations	2,125	2,748	2,425	(5,173)	2,125
Adjustments for noncash and nonoperating items:
Depreciation and amortization	5	53	278	—	336
Amortization of film and television costs	—	1,431	2,743	(16)	4,158
Asset impairments	4	—	1	—	5
(Gain) loss on investments and other assets, net	11	1	(42)	—	(30)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(3,921)	(2,642)	(929)	7,492	—
Equity in losses of investee companies, net of cash distributions	(4)	—	226	1	223
Equity-based compensation	55	46	55	—	156
Deferred income taxes	249	167	168	(335)	249
Changes in operating assets and liabilities, net of acquisitions	43	(783)	(2,538)	(1,971)	(5,249)
Intercompany	—	1,535	(1,535)	—	—

Cash provided by operations from continuing operations	(1,433)	2,556	852	(2)	1,973
Cash used by operations from discontinued operations	—	—	(7)	—	(7)

Cash provided by operations	(1,433)	2,556	845	(2)	1,966

INVESTING ACTIVITIES
Investments in available-for-sale securities	(2)	—	(5)	—	(7)
Investments and acquisitions, net of cash acquired	(21)	(14)	(251)	—	(286)
Capital expenditures	(8)	(29)	(125)	—	(162)
Investment proceeds from available-for-sale securities	1	—	—	—	1
Advances to (from) parent and consolidated subsidiaries	3,296	235	—	(3,531)	—
Other investment proceeds	16	17	207	—	240

Cash used by investing activities	3,282	209	(174)	(3,531)	(214)

FINANCING ACTIVITIES
Borrowings	940	—	2	—	942
Debt repayments	(150)	(150)	(4)	—	(304)
Proceeds from exercise of stock options	81	—	—	—	81
Excess tax benefit from equity instruments	40	—	—	—	40
Principal payments on capital leases	—	(7)	—	—	(7)
Repurchases of common stock	(1,407)	—	—	—	(1,407)
Dividends paid	(640)	—	—	—	(640)
Other financing activities	123	(35)	(205)	1	(116)
Change in due to/from parent and investment in segment	—	(2,691)	(841)	3,532	—

Cash used by financing activities	(1,013)	(2,883)	(1,048)	3,533	(1,411)

INCREASE IN CASH AND EQUIVALENTS	836	(118)	(377)	—	341
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	976	288	891	—	2,155

CASH AND EQUIVALENTS AT END OF PERIOD	$1,812	$170	$514	$—	$2,496

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Six Months Ended June 30, 2015

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$1,941	$2,598	$2,226	$(4,824)	$1,941
Less Discontinued operations, net of tax	(37)	(37)	(37)	74	(37)

Net income from continuing operations	1,904	2,561	2,189	(4,750)	1,904
Adjustments for noncash and nonoperating items:
Depreciation and amortization	6	54	274	—	334
Amortization of film and television costs	—	1,318	2,782	(13)	4,087
Asset impairments	—	—	1	—	1
(Gain) loss on investments and other assets, net	31	(20)	74	—	85
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(3,590)	(2,431)	(930)	6,951	—
Equity in losses of investee companies, net of cash distributions	(4)	—	118	2	116
Equity-based compensation	45	38	52	—	135
Deferred income taxes	(80)	(101)	(44)	145	(80)
Changes in operating assets and liabilities, net of acquisitions	199	(314)	(2,333)	(2,334)	(4,782)
Intercompany	—	1,224	(1,224)	—	—

Cash provided by operations from continuing operations	(1,489)	2,329	959	1	1,800
Cash used by operations from discontinued operations	7	—	(7)	—	—

Cash provided by operations	(1,482)	2,329	952	1	1,800

INVESTING ACTIVITIES
Investments in available-for-sale securities	(16)	—	(16)	—	(32)
Investments and acquisitions, net of cash acquired	(17)	(1)	(134)	—	(152)
Capital expenditures	(16)	(29)	(109)	—	(154)
Advances to (from) parent and consolidated subsidiaries	2,818	344	1	(3,163)	—
Other investment proceeds	25	72	12	—	109

Cash used by investing activities	2,794	386	(246)	(3,163)	(229)

FINANCING ACTIVITIES
Borrowings	2,096	—	10	—	2,106
Debt repayments	(787)	—	(17)	—	(804)
Proceeds from exercise of stock options	121	—	—	—	121
Excess tax benefit from equity instruments	120	—	—	—	120
Principal payments on capital leases	—	(5)	—	—	(5)
Repurchases of common stock	(1,804)	—	—	—	(1,804)
Dividends paid	(584)	—	—	—	(584)
Other financing activities	(53)	(20)	(144)	—	(217)
Change in due to/from parent and investment in segment	—	(2,871)	(291)	3,162	—

Cash used by financing activities	(891)	(2,896)	(442)	3,162	(1,067)

INCREASE IN CASH AND EQUIVALENTS	421	(181)	264	—	504
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,623	290	705	—	2,618

CASH AND EQUIVALENTS AT END OF PERIOD	$2,044	$109	$969	$—	$3,122

Part II. Other Information

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors as previously disclosed in Part I, Item 1A. Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended June 30, 2016.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2016 - April 30, 2016	3,125,320	$74.77	3,125,320	$ 4,053,966,758
May 1, 2016 - May 31, 2016	3,166,507	$73.82	3,166,507	$ 3,820,220,303
June 1, 2016 - June 30, 2016	3,342,313	$73.27	3,342,313	$ 3,575,323,399

Total	9,634,140	$73.94	9,634,140	$ 3,575,323,399

(1)	These amounts do not give effect to any fees, commissions or other costs associated with the share repurchases.
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

TIME WARNER INC. (Registrant)

/s/ Howard M. Averill
Date: August 3, 2016	Name: Howard M. Averill
Title: Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. †

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet at June 30, 2016 and December 31, 2015, (ii) Consolidated Statement of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statement of Cash Flows for the three and six months ended June 30, 2016 and 2015, (v) Consolidated Statement of Equity for the three and six months ended June 30, 2016 and 2015, (vi) Notes to Consolidated Financial Statements and (vii) Supplementary Information - Condensed Consolidating Financial Statements.

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