Form 10-Q
period 2016-09-30
TIME WARNER INC.
filed 2016-11-02
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2016 or

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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of October 25, 2016
Common Stock – $.01 par value	771,129,567

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

•

Results of operations.  This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2016. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of transactions and other items that affect the comparability of the results being analyzed is included.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of September 30, 2016 and cash flows for the nine months ended September 30, 2016.

•

Caution concerning forward-looking statements.  This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements.

OVERVIEW

Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, Adult Swim, Cartoon Network, CNN, HBO, Cinemax, Warner Bros. and New Line Cinema. During the nine months ended September 30, 2016, the Company generated Revenues of $21.427 billion (up 2% from $21.039 billion in 2015), Operating Income of $5.856 billion (up 7% from $5.479 billion in 2015), Income from continuing operations of $3.597 billion (up 22% from $2.938 billion in 2015), Net Income attributable to Time Warner shareholders of $3.633 billion (up 22% from $2.976 billion in 2015) and Cash provided by operations of $3.534 billion (up 18% from $2.997 billion in 2015).

Time Warner Businesses

Time Warner classifies its operations into three reportable segments: Turner, Home Box Office and Warner Bros. For additional information regarding Time Warner’s segments, refer to Note 14, “Segment Information,” to the accompanying consolidated financial statements.

Turner.  The Turner segment consists of businesses managed by Turner Broadcasting System, Inc. (“Turner”). During the nine months ended September 30, 2016, the Turner segment recorded Revenues of $8.526 billion (39% of the Company’s total Revenues) and Operating Income of $3.531 billion.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Home Box Office.  The Home Box Office segment consists of businesses managed by Home Box Office, Inc. (“Home Box Office”). During the nine months ended September 30, 2016, the Home Box Office segment recorded Revenues of $4.399 billion (21% of the Company’s total Revenues) and Operating Income of $1.488 billion.

Home Box Office operates the HBO and Cinemax multichannel premium pay television services, with the HBO service ranking as the most widely distributed multichannel premium pay television service. HBO- and Cinemax-branded premium pay, basic tier television or OTT services are distributed in over 60 countries in Latin America, Asia and Europe.

In the U.S., Home Box Office generates revenues principally from licensing programming to affiliates that have contracted to receive and distribute such programming to their customers who subscribe to the HBO or Cinemax services. HBO and Cinemax programming is available in the U.S. to subscribers of affiliates for viewing on Home Box Office’s main HBO and Cinemax channels and its multiplex channels, through its on demand services, HBO On Demand and Cinemax On Demand, and through its broadband-delivered on demand services, HBO GO and MAX GO. HBO GO and MAX GO are available on a variety of digital platforms, including mobile devices, gaming consoles and internet-connected streaming devices and televisions. In April 2015, Home Box Office launched HBO NOW, an OTT service available to consumers in the U.S. Home Box Office’s agreements with its domestic affiliates are typically long-term arrangements that provide for annual service fee increases and marketing support. While fees to Home Box Office under affiliate agreements are generally based on the number of subscribers served by the affiliates, the relationship between subscriber totals and the amount of revenues earned depends on the specific terms of the applicable agreement, which may include basic and/or pay television subscriber thresholds, volume discounts and other performance-based discounts. Marketing and promotional activities intended to retain existing subscribers and acquire new subscribers may also impact revenue earned.

Internationally, Home Box Office generates subscription revenues by providing country-specific HBO and Cinemax premium pay and basic tier television services to international affiliates that have contracted to receive and distribute such services to their local customers. In some countries, Home Box Office also generates subscription revenues from OTT services that are distributed to consumers either directly or through third parties. Additional sources of revenues for Home Box Office are the home entertainment sales of its original programming, including Game of Thrones, True Detective, True Blood and Girls, via physical and digital formats and the licensing of its original programming to OTT services, including SVOD services, and international television networks.

Warner Bros.  The Warner Bros. segment consists of businesses managed by Warner Bros. Entertainment Inc. (“Warner Bros.”) that principally produce and distribute television shows, feature films and videogames. Warner Bros.’ television, film and videogame businesses benefit from a shared infrastructure, including shared production, distribution, marketing and administrative functions and resources. During the nine months ended September 30, 2016, the Warner Bros. segment recorded Revenues of $9.169 billion (40% of the Company’s total Revenues) and Operating Income of $1.160 billion.

Warner Bros. is a leader in television production and distribution. For the 2016/2017 season, Warner Bros. is producing over 65 original series in the U.S., including (i) at least three series for each of the five broadcast networks (including 2 Broke Girls, Arrow, The Bachelor, The Big Bang Theory, Blindspot, DC’s Legends of Tomorrow, The Flash, Gotham, Little Big Shots, Lucifer, The Middle, Mom, Supergirl, Supernatural, Vampire Diaries and The Voice), (ii) series for basic cable networks (including Animal Kingdom, People of Earth and Pretty Little Liars), (iii) series for premium pay television services (including The Leftovers, Shameless and Westworld), (iv) series for SVOD services (including Fuller House, Gilmore Girls: A Year in the Life and Longmire), (v) series for first-run syndication (including The Ellen DeGeneres Show, Extra, The Real and TMZ) and (vi) animated series for Cartoon Network and Adult Swim (including Be Cool, Scooby Doo!, Mike Tyson Mysteries, Teen Titans Go! and Wabbit). Warner Bros. also licenses the rights to many of its U.S. original television series in international territories. Outside the U.S., Warner Bros. has a global network of production companies in many countries (located across Europe and South America and in Australia and New Zealand), which allows Warner Bros. to develop programming specifically tailored for the audiences in these territories. These local production companies also focus on developing non-scripted programs and formats that can be adapted and sold internationally and in the U.S. Warner Bros. generates television product revenues principally from the licensing of programs to broadcast and cable television networks and premium pay television and OTT services, including SVOD services.

Warner Bros. is a leader in the feature film industry and produces feature films under its Warner Bros. and New Line Cinema banners. The Warner Bros. segment’s theatrical product revenues are generated principally through rental fees from theatrical

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

exhibition of feature films, including the following recently released films: The Accountant, Barbershop: The Next Cut, Batman v Superman: Dawn of Justice, Central Intelligence, The Conjuring 2, The Legend of Tarzan, Lights Out, Me Before You, Storks, Suicide Squad and Sully and subsequently through licensing fees received from the distribution of films on premium pay television, broadcast and cable television networks and OTT services, including SVOD services.

Warner Bros. is a leader in the home entertainment and videogame industries. The segment generates television and theatrical product revenues from the distribution of television and theatrical product in various physical and digital formats (e.g., electronic sell-through (“EST”) and video-on-demand). In addition, the segment generates revenues through the development and distribution of videogames, including the following recently released videogames: LEGO Marvel’s Avengers, LEGO Star Wars: The Force Awakens and Mortal Kombat XL.

The distribution and sale of home entertainment product in physical formats is a large contributor to the segment’s revenues and profits. For the past several years, sales of home entertainment product in physical formats have declined as the home entertainment industry has been undergoing significant changes as it transitions from the physical distribution of film and television content via physical discs to the electronic delivery of such content. Several factors have contributed to this decline, including consumers shifting to OTT services, which generate significantly less revenue per transaction for the Company than sales of home entertainment product in physical formats; changing retailer initiatives and strategies (e.g., reduction of floor space devoted to home entertainment product in physical formats); retail store closures; increasing competition for consumer discretionary time and spending; and piracy. During the first nine months of 2016, across the home entertainment industry, consumer spending on home entertainment product in physical formats continued to decline and consumer spending on electronic delivery continued to increase. The electronic delivery of film and television content is growing and becoming more important to the Warner Bros. segment, which has helped to offset some of the decline in sales of home entertainment product in physical formats.

Television Industry

The television industry is continuing to evolve, with changes in technology, rapid growth in new video services, and a corresponding increase in overall video content consumption and shift in consumer viewing patterns. Consumers are watching an increasing amount of programming on-demand and across a wide variety of services and devices, including smartphones, tablets, PCs and internet-connected televisions. Over the past few years, the number of multichannel video service (“MVPD”) subscribers in the U.S. declined slightly, and the Company expects further modest declines. To counteract this trend, some MVPD providers are placing greater emphasis on selling smaller bundles of cable networks, resulting in higher subscriber declines for most individual networks than for MVPDs in total.

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

Recent Developments

AT&T and Time Warner Merger Agreement

On October 22, 2016, Time Warner entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AT&T Inc. (“AT&T”), pursuant to which Time Warner will combine with AT&T in a stock-and-cash transaction. The Merger Agreement has been approved unanimously by the boards of directors of both companies. Subject to the conditions in the Merger Agreement, at the effective time of the merger, Time Warner’s stockholders will receive $107.50 per share under the terms of the Merger Agreement, consisting of $53.75 per share in cash and $53.75 per share in AT&T stock. The stock portion will be subject to a collar such that Time Warner stockholders will receive 1.437 AT&T shares if AT&T’s stock price is below $37.411 at closing and 1.300 AT&T shares if AT&T’s stock price is above $41.349 at closing. If AT&T’s stock price at closing is between $37.411 and $41.349, Time Warner stockholders will receive a number of shares between 1.300 and 1.437, equal to $53.75 in value. The merger is subject to approval by Time Warner stockholders and the receipt of certain antitrust and other regulatory consents. The transaction is expected to close before year-end 2017. Should Time Warner terminate the Merger Agreement in specified circumstances, including in order to consummate a competing transaction, Time Warner will be required to pay AT&T a termination fee equal to $1.725 billion.

In connection with entering into the Merger Agreement, the Company granted a total of 4.8 million special retention restricted stock units (“Special Retention RSUs”) to certain employees of Time Warner and its divisions, including all executive officers of Time Warner other than its Chairman and CEO, on October 24, 2016. Half of the Special Retention RSUs will vest 25% per year on each of the first four anniversaries of February 15, 2017, and the remaining half will vest 25% per year on each of the first four anniversaries of February 15, 2018. Pursuant to the Special Retention RSU agreements, vesting as a result of retirement is not permitted unless the employee retires after the merger has closed. In addition, the awards do not accelerate automatically following the closing of the merger. Instead, the employee must remain employed following the closing, and the awards will vest only upon the scheduled vesting date or upon termination of employment under certain circumstances, such as termination without cause, for good reason or due to retirement.

In addition, certain employees of Time Warner and its divisions, including executive officers other than the Chairman and CEO, have received or will receive a cash retention award. Half of the award will become payable upon the closing of the merger, and the remaining half will become payable six months thereafter, in both cases, subject to continued employment on the relevant payment date. Payment will also be made upon termination without cause or for good reason.

Strategic Review

As part of its long-range planning process, the Company routinely reviews opportunities to streamline its operations and optimize its programming. In connection with that review, the Company will evaluate its future use of certain owned and licensed programming rights and could incur charges of approximately $60 million to $80 million in the fourth quarter of 2016.

Time Warner Pension Plan Amendment

On August 1, 2016, the Time Warner Pension Plan (the “Pension Plan”) was amended to provide for a one-time lump sum window program for eligible vested participants who (i) had terminated employment as of May 31, 2016, (ii) had not yet commenced payment of their benefits as of May 31, 2016, (iii) are not otherwise eligible for an immediate lump sum payment of their benefits and (iv) have benefits with a present value of less than $50,000. Eligible participants had the opportunity to elect, during the period beginning on August 16, 2016 and ending on October 7, 2016, to receive their benefits in the form of an immediate lump sum payment. Certain annuity options were also available. Payments to those eligible participants who elected to receive their benefit under the window program will be made or commence as of December 2016. During the three months ended December 31, 2016, the Company expects to recognize settlement losses of approximately $55 million to $70 million in connection with this amendment to the Pension Plan, the majority of which will be related to businesses the Company has previously disposed of.

Hulu

On August 2, 2016, Time Warner purchased a 10% ownership interest in Hulu, LLC, a company that provides OTT video services, for $590 million in cash, including transaction costs. Time Warner accounts for this investment under the equity method of accounting.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

2016 Debt Offering

On May 10, 2016, Time Warner issued $800 million aggregate principal amount of 2.95% Notes due 2026 under a shelf registration statement. See “Financial Condition and Liquidity — Outstanding Debt and Other Financing Arrangements” for further information.

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

Fandango

In April 2016, Warner Bros. sold its Flixster business to Fandango Media, LLC (“Fandango”), a subsidiary of NBCUniversal Media LLC, in exchange for a 25% interest in Fandango. For the nine months ended September 30, 2016, Warner Bros. recorded a pre-tax gain of $90 million in connection with this transaction.

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

Time Warner and CME also agreed on February 19, 2016 to amend and restate the $115 million revolving credit facility Time Warner provided CME in 2014 to reduce the size of the facility to $50 million as of January 1, 2018 and to extend its term from December 2017 to February 2021. Amounts outstanding under the revolving credit facility bear interest at a rate based on CME’s net leverage. Beginning in April 2016, CME must pay a portion of the interest for each applicable quarterly interest period in cash and may, at CME’s option, pay the remainder in kind by adding such amount to the outstanding principal amount of the revolving credit facility. As of September 30, 2016, there were no amounts outstanding under the revolving credit facility.

The Company recorded a pretax gain of $95 million in Investment gains (losses), net in the accompanying Consolidated Statement of Operations in the second quarter of 2016 in connection with these transactions. Additionally, when recognizing CME’s results in the second quarter of 2016 under the equity method of accounting, the Company recorded a pretax charge of $150 million in Other loss, net in the accompanying Consolidated Statement of Operations related to these transactions.

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

Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by transactions and certain other items in each period as follows (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Asset impairments	$(30)	$(7)	$(35)	$(8)
Gain (loss) on operating assets, net	(12)	2	77	(1)
Venezuelan foreign currency loss	—	—	—	(22)
Other	(14)	(3)	(28)	(8)

Impact on Operating Income	(56)	(8)	14	(39)
Investment gains (losses), net	57	15	93	(70)
Amounts related to the separation of Time Warner Cable Inc.	—	(4)	—	(8)
Amounts related to the disposition of Warner Music Group	(3)	—	(4)	—
Amounts related to the separation of Time Inc.	(5)	(2)	(13)	(7)
Premiums paid and costs incurred on debt redemption	—	(21)	—	(72)
Items affecting comparability relating to equity method investments	1	17	(139)	(4)

Pretax impact	(6)	(3)	(49)	(200)
Income tax impact of above items	35	9	(18)	55

Impact of items affecting comparability on income from continuing operations	$29	$6	$(67)	$(145)

In addition to the items affecting comparability described above, the Company incurred Restructuring and severance costs of $11 million and $64 million for the three and nine months ended September 30, 2016, respectively, and $9 million and $31 million for the three and nine months ended September 30, 2015, respectively. For further discussion of Restructuring and severance costs, see “Consolidated Results” and “Business Segment Results.”

Asset Impairments

During the three and nine months ended September 30, 2016, the Company recognized asset impairments of $30 million and $35 million, respectively, which consisted of $25 million at Turner for both periods relating to an international broadcast license, $5 million and $6 million, respectively, at Warner Bros. relating to certain internally developed software and, for the nine months ended September 30, 2016, $4 million at Corporate relating to miscellaneous assets. During the three and nine months ended September 30, 2015, the Company recognized asset impairments of $7 million and $8 million, respectively, which consisted of $5 million and $6 million, respectively, at Corporate primarily related to certain internally developed software, and $1 million for both the three and nine months ended September 30, 2015 at both the Turner and Warner Bros. segments relating to miscellaneous assets.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Gain (Loss) on Operating Assets, Net

For the three months ended September 30, 2016, the Company recognized $12 million of loss on operating assets, primarily relating to the pending disposition of a business at the Turner segment. For the nine months ended September 30, 2016, the Company recognized $77 million of net gain on operating assets, consisting of $92 million of gains at the Warner Bros. segment, principally relating to the gain on the sale of Flixster’s net assets to Fandango, and $15 million of losses at the Turner segment, principally relating to the pending disposition of a business. For the three and nine months ended September 30, 2015, the Company recognized $2 million of net gains on operating assets at the Turner segment, reflecting a $3 million gain upon its acquisition of the controlling interest of iStreamPlanet and a $1 million loss on the sale of a business. For the nine months ended September 30, 2015, the Company also recognized $2 million of net losses at the Turner segment related to the remeasurement of certain previously held investments upon the Turner segment’s acquisition of controlling interests in those investments as well as a $1 million loss at the Warner Bros. segment.

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

Other

For the three and nine months ended September 30, 2016, Other includes external costs related to mergers, acquisitions or dispositions of $4 million and $9 million, respectively, consisting of $3 million and $4 million, respectively, at the Turner segment and $1 million and $2 million, respectively, at the Warner Bros. segment and, for the nine months ended September 30, 2016, $3 million at Corporate. For the three and nine months ended September 30, 2016, Other also includes $10 million of pension settlement charges at Corporate, and for the nine months ended September 30, 2016, $9 million of expenses at the Home Box Office segment related to Home Box Office’s withdrawal from a multiemployer benefit plan. For the three and nine months ended September 30, 2015, Other reflects external costs related to mergers, acquisitions or dispositions of $3 million and $8 million, respectively, consisting of $0 and $1 million, respectively, at the Turner segment, $2 million and $5 million, respectively, at the Warner Bros. segment and $1 million and $2 million, respectively, at Corporate. External costs related to mergers, acquisitions or dispositions, the pension settlement charges and the accrued pension withdrawal expenses are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Investment Gains (Losses), Net

For the three and nine months ended September 30, 2016, the Company recognized $57 million and $93 million, respectively, of investment gains, net, consisting of a $41 million gain for both periods associated with an agreement to dissolve a Home Box Office joint venture in the Netherlands, $18 million of gains and $44 million of losses, respectively, relating to fair value adjustments on warrants to purchase common stock of CME held by the Company, $2 million of miscellaneous investment losses and $1 million of miscellaneous investment gains, respectively, and, for the nine months ended September 30, 2016, a $95 million gain in connection with the 2016 CME financing transactions. For the three and nine months ended September 30, 2015, the Company recognized $15 million of net investment gains and $70 million of net investment losses, respectively, consisting of $5 million and $110 million, respectively, of losses related to fair value adjustments on warrants to purchase common stock of CME held by the Company and $20 million and $40 million, respectively, of net miscellaneous investment gains. Investment losses, net are included in Other loss, net in the accompanying Consolidated Statement of Operations.

Amounts Related to the Separation of Time Warner Cable Inc.

For the three and nine months ended September 30, 2015, the Company recognized $4 million of losses related to payments made to Time Warner Cable Inc. (“TWC”) in accordance with a tax sharing agreement with TWC and, for the nine months ended September 30, 2015, the Company also recognized $4 million of losses related to changes in the value of a TWC tax indemnification receivable. These amounts have been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Amounts Related to the Disposition of Warner Music Group

For the three and nine months ended September 30, 2016, the Company recognized $3 million and $4 million, respectively, of losses related to the disposition of Warner Music Group (“WMG”), primarily related to a legal settlement. These amounts have been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Amounts Related to the Separation of Time Inc.

The Company recognized expenses of $5 million and $13 million for the three and nine months ended September 30, 2016, respectively, and $2 million and $7 million for the three and nine months ended September 30, 2015, respectively, primarily reflecting pension and other retirement benefit costs related to employees and former employees of Time Inc. These amounts have been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Premiums Paid and Costs Incurred on Debt Redemption

For the three and nine months ended September 30, 2015, the Company recognized $21 million of premiums paid and costs incurred principally on the redemption of $313 million aggregate principal amount of its 5.875% Notes due 2016. For the nine months ended September 30, 2015, the Company also recognized $51 million of premiums paid and costs incurred on the purchase of $687 million aggregate principal amount of its 5.875% Notes due 2016 through a tender offer. The premiums paid and costs incurred on the debt redemptions were recorded in Other loss, net in the accompanying Consolidated Statement of Operations.

Items Affecting Comparability Relating to Equity Method Investments

For the three and nine months ended September 30, 2016, the Company recognized $1 million and $11 million of income, respectively, primarily related to net investment gains recorded by equity method investees and, for the nine months ended September 30, 2016, $150 million of losses related to the financing transactions with CME in 2016. For the three and nine months ended September 30, 2015, the Company recognized a $3 million asset impairment recorded by an equity method investee for both periods and $2 million of income and $1 million of losses, respectively, from discontinued operations recorded by an equity method investee. In addition, for the three months ended September 30, 2015, the Company recognized an $18 million reversal of an accrual related to government investigations recorded by an equity method investee. These amounts have been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Income Tax Impact

The income tax impact reflects the estimated tax provision or tax benefit associated with each item affecting comparability using the effective tax rate for the item. The estimated tax provision or tax benefit can vary based on certain factors, including the taxability or deductibility of the item and the applicable tax jurisdiction for the item. Also included in the income tax impact for the three and nine months ended September 30, 2016 is a tax benefit of approximately $19 million related to the settlement of Netherlands tax liabilities associated with the repayment of the CME Senior Secured Notes and TW Term Loan.

Consolidated Results

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying Consolidated Statement of Operations.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Revenues.   The components of Revenues are as follows (millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Turner	$2,610	$2,398	9%	$8,526	$7,935	7%
Home Box Office	1,426	1,367	4%	4,399	4,203	5%
Warner Bros.	3,402	3,190	7%	9,169	9,687	(5)%
Intersegment eliminations	(271)	(391)	(31)%	(667)	(786)	(15)%

Total revenues	$7,167	$6,564	9%	$21,427	$21,039	2%

For the three and nine months ended September 30, 2016, Revenues at the Turner segment increased primarily driven by higher Subscription and Advertising revenues. Revenues at the Home Box Office segment increased for the three and nine months ended September 30, 2016 due to higher Subscription revenues. For the three months ended September 30, 2016, Revenues increased at the Warner Bros. segment driven by higher Theatrical product revenues, partially offset by lower Videogames and other revenues. For the nine months ended September 30, 2016, Revenues at the Warner Bros. segment decreased primarily due to lower Videogames and other revenues. Changes in exchange rates associated with the foreign currencies to which the Company is exposed negatively impacted the Company’s Revenues by approximately $55 million and $230 million for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015, with negative impacts of approximately $25 million and $120 million, respectively, at the Turner segment, $30 million and $100 million, respectively, at the Warner Bros. segment and $0 and $10 million, respectively, at the Home Box Office segment. If the foreign exchange rates relative to the U.S. Dollar remain at the levels they were at as of September 30, 2016 or if the U.S. Dollar strengthens further in 2016 relative to the foreign currencies to which the Company is exposed, the Company’s Revenues in 2016 will be negatively affected as compared to its Revenues in 2015. Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

Costs of Revenues.   For the three and nine months ended September 30, 2016, Costs of revenues were $3.873 billion and $11.718 billion, respectively, as compared to $3.526 billion and $11.802 billion for the three and nine months ended September 30, 2015, respectively. The increase in Costs of revenues for the three months ended September 30, 2016 reflected increases across all of the segments. The decrease in Costs of revenues for the nine months ended September 30, 2016 reflected a decrease at the Warner Bros. segment, partially offset by increases at the Turner and Home Box Office segments. The segment variations are discussed in “Business Segment Results.”

Selling, General and Administrative Expenses.  For the three months ended September 30, 2016, Selling, general and administrative expenses increased 3% to $1.179 billion from $1.143 billion for the three months ended September 30, 2015, primarily reflecting an increase at Corporate. For the nine months ended September 30, 2016, Selling, general and administrative expenses increased 3% to $3.688 billion from $3.580 billion for the nine months ended September 30, 2015, primarily reflecting increases at the Turner segment and Corporate, partially offset by a decline at the Warner Bros. segment. For the nine months ended September 30, 2015, Selling, general and administrative expenses included a $22 million foreign currency charge related to a change in the foreign currency exchange rate used by the Company for remeasuring its Venezuelan net monetary assets from the SICAD 2 rate to the Simadi rate. The segment variations are discussed in “Business Segment Results.”

Included in Costs of revenues and Selling, general and administrative expenses is depreciation expense of $118 million and $359 million for the three and nine months ended September 30, 2016, respectively, and $120 million and $363 million for the three and nine months ended September 30, 2015, respectively.

Amortization Expense.   Amortization expense was $48 million and $143 million for the three and nine months ended September 30, 2016, respectively, and $47 million and $138 million for the three and nine months ended September 30, 2015, respectively.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Restructuring and Severance Costs.  For the three and nine months ended September 30, 2016 and 2015, the Company incurred Restructuring and severance costs primarily related to employee terminations and other exit activities. Restructuring and severance costs are as follows (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Turner	$8	$5	$15	$23
Home Box Office	—	—	41	5
Warner Bros.	1	1	6	3
Corporate	2	3	2	—

Total restructuring and severance costs	$11	$9	$64	$31

Operating Income.  Operating Income increased to $2.014 billion for the three months ended September 30, 2016 from $1.834 billion for the three months ended September 30, 2015. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $56 million and $8 million of expense for the three months ended September 30, 2016 and 2015, respectively, Operating Income increased $228 million, primarily reflecting an increase at the Turner segment.

Operating Income increased to $5.856 billion for the nine months ended September 30, 2016 from $5.479 billion for the nine months ended September 30, 2015. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $14 million of income and $39 million of expense for the nine months ended September 30, 2016 and 2015, respectively, Operating Income increased $324 million, primarily reflecting an increase at the Turner segment.

Interest Expense, Net.  Interest expense, net detail is shown in the table below (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense	$(350)	$(346)	$(1,045)	$(1,035)
Interest income	52	52	171	161

Interest expense, net	$(298)	$(294)	$(874)	$(874)

The increase in interest expense for the nine months ended September 30, 2016 was primarily due to higher average debt balances, partially offset by lower average interest rates.

Other Loss, Net.  Other loss, net detail is shown in the table below (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment gains (losses), net	$57	$15	$93	$(70)
Amounts related to the separation of TWC	—	(4)	—	(8)
Amounts related to the disposition of WMG	(3)	—	(4)	—
Amounts related to the separation of Time Inc.	(5)	(2)	(13)	(7)
Premiums paid and costs incurred on debt redemption	—	(21)	—	(72)
Loss from equity method investees	(59)	(35)	(261)	(130)
Other	(17)	(7)	(13)	(9)

Other loss, net	$(27)	$(54)	$(198)	$(296)

Investment gains (losses), net, premiums paid and costs incurred on debt redemption and amounts related to the separations of TWC and Time Inc. and the disposition of WMG are discussed under “Transactions and Other Items Affecting Comparability.” The increase in loss from equity method investees for the nine months ended September 30, 2016 was mainly due to the Company’s share of losses from CME primarily related to the 2016 CME financing transactions.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Income Tax Provision.  Income tax provision decreased to $217 million for the three months ended September 30, 2016 from $452 million for the three months ended September 30, 2015. The Company’s effective tax rate was 13% and 30% for the three months ended September 30, 2016 and 2015, respectively. Income tax provision decreased to $1.187 billion for the nine months ended September 30, 2016 from $1.371 billion for the nine months ended September 30, 2015. The Company’s effective tax rate was 25% and 32% for the nine months ended September 30, 2016 and 2015, respectively. The decreases in the effective tax rate for both the three and nine months ended September 30, 2016 were primarily due to a change in the Company’s tax method of accounting for film and television cost amortization that was approved by the Internal Revenue Service during the third quarter of 2016. The change in method generated a tax benefit related to extra-territorial income exclusions for tax years dating back to 2001.

Income from Continuing Operations.  Income from continuing operations was $1.472 billion and $1.034 billion for the three months ended September 30, 2016 and 2015, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $29 million and $6 million of income for the three months ended September 30, 2016 and 2015, respectively, Income from continuing operations increased $415 million, primarily reflecting higher Operating Income and lower income tax expense. Basic and Diluted income from continuing operations per common share were $1.89 and $1.87, respectively, for the three months ended September 30, 2016 and were $1.27 and $1.26, respectively, for the three months ended September 30, 2015.

Income from continuing operations was $3.597 billion and $2.938 billion for the nine months ended September 30, 2016 and 2015, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $67 million and $145 million of expense for the nine months ended September 30, 2016 and 2015, respectively, Income from continuing operations increased $581 million, primarily reflecting higher Operating Income, lower income tax expense and lower Other loss, net. Basic and Diluted income from continuing operations per common share were $4.58 and $4.53, respectively, for the nine months ended September 30, 2016 and were $3.57 and $3.52, respectively, for the nine months ended September 30, 2015.

Discontinued Operations, Net of Tax.  For the three months ended September 30, 2016, Discontinued operations, net of tax was expense of $5 million related to pension settlement charges related to businesses the Company previously disposed of. For the nine months ended September 30, 2016, Discontinued operations, net of tax was income of $35 million, which also included the recognition of additional tax benefits associated with certain foreign tax attributes of WMG, which the Company disposed of in 2004. For the nine months ended September 30, 2015, Discontinued operations, net of tax was income of $37 million, primarily related to the final resolution of a tax indemnification obligation associated with the disposition of WMG. Basic and Diluted income from discontinued operations per common share were both $0.04 for the nine months ended September 30, 2016 and $0.05 and $0.04, respectively, for the nine months ended September 30, 2015.

Net Income attributable to Time Warner shareholders.  Net income attributable to Time Warner shareholders was $1.467 billion and $3.633 billion for the three and nine months ended September 30, 2016, respectively, and $1.035 billion and 2.976 billion for the three and nine months ended September 30, 2015, respectively. Basic and Diluted net income per common share were $1.89 and $1.86, respectively, for the three months ended September 30, 2016 and $1.27 and $1.26, respectively, for the three months ended September 30, 2015. Basic and Diluted net income per common share were $4.62 and $4.57, respectively, for the nine months ended September 30, 2016 and were $3.62 and $3.56, respectively, for the nine months ended September 30, 2015.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Business Segment Results

Turner.  Revenues and Operating Income of the Turner segment for the three and nine months ended September 30, 2016 and 2015 are as follows (millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Revenues:
Subscription	$1,480	$1,317	12%	$4,455	$4,007	11%
Advertising	996	980	2%	3,576	3,431	4%
Content and other	134	101	33%	495	497	—%

Total revenues	2,610	2,398	9%	8,526	7,935	7%
Costs of revenues (a)	(935)	(870)	7%	(3,505)	(3,269)	7%
Selling, general and administrative (a)	(415)	(401)	3%	(1,279)	(1,160)	10%
Gain (loss) on operating assets	(13)	2	NM	(15)	—	NM
Asset impairments	(25)	(1)	NM	(25)	(1)	NM
Venezuelan foreign currency loss	—	—	NM	—	(17)	NM
Restructuring and severance costs	(8)	(5)	60%	(15)	(23)	(35)%
Depreciation	(48)	(47)	2%	(143)	(143)	—%
Amortization	(4)	(4)	—%	(13)	(12)	8%

Operating Income	$1,162	$1,072	8%	$3,531	$3,310	7%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

Domestic subscription revenues for the three and nine months ended September 30, 2016 increased $160 million and $462 million, respectively, primarily due to higher contractual rates, partially offset by a decrease in subscribers. For the three and nine months ended September 30, 2016, international subscription revenues increased $3 million and decreased $14 million, respectively, as growth mainly in Latin America was offset by the unfavorable impact of foreign exchange rates of approximately $15 million and $70 million, respectively.

The increase in Advertising revenues for the three months ended September 30, 2016 reflected domestic growth of $15 million primarily driven by Turner’s news business, mainly due to the 2016 U.S. Presidential election coverage, partially offset by lower audience delivery at certain entertainment networks. For the nine months ended September 30, 2016, the increase in Advertising revenues reflected domestic growth of $160 million primarily driven by Turner’s news business, mainly due to the 2016 U.S. Presidential election coverage, as well as the 2016 NCAA Tournament, partially offset by lower audience delivery at certain entertainment networks. For the three and nine months ended September 30, 2016, international advertising revenues increased $1 million and decreased $15 million, respectively, as growth mainly in Latin America was offset by the unfavorable impact of foreign exchange rates of approximately $10 million and $40 million, respectively.

The increase in Content and other revenue for the three months ended September 30, 2016 was primarily due to higher licensing revenues.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The components of Costs of revenues for the Turner segment are as follows (millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Programming costs:
Originals and sports	$506	$488	4%	$2,277	$2,112	8%
Acquired films and syndicated series	203	185	10%	593	572	4%

Total programming costs	709	673	5%	2,870	2,684	7%
Other direct operating costs	226	197	15%	635	585	9%

Costs of revenues (a)	$935	$870	7%	$3,505	$3,269	7%

(a)	Costs of revenues exclude depreciation.

For the three and nine months ended September 30, 2016, programming costs increased mainly due to the 2016 U.S. Presidential election coverage and also, for the nine months ended September 30, 2016, higher costs for sports programming. The increase in other direct operating costs for the three and nine months ended September 30, 2016 primarily related to costs associated with Turner’s and Warner Bros.’ strategic partnership to grow their global kids businesses.

For the nine months ended September 30, 2016, Selling, general and administrative expenses increased primarily due to higher marketing expense for new original series.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Gain (loss) on operating assets, Asset impairments, Venezuelan foreign currency loss and external costs related to mergers, acquisitions and dispositions for the three and nine months ended September 30, 2016 and 2015, which affected the comparability of the Turner segment’s results.

Operating Income for the three and nine months ended September 30, 2016 increased driven by higher Revenues, partially offset by higher Costs of revenues and Selling, general and administrative expenses.

Home Box Office.  Revenues and Operating Income of the Home Box Office segment for the three and nine months ended September 30, 2016 and 2015 are as follows (millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Revenues:
Subscription	$1,262	$1,200	5%	$3,751	$3,560	5%
Content and other	164	167	(2)%	648	643	1%

Total revenues	1,426	1,367	4%	4,399	4,203	5%
Costs of revenues (a)	(690)	(627)	10%	(2,181)	(2,024)	8%
Selling, general and administrative (a)	(185)	(199)	(7)%	(623)	(621)	—%
Restructuring and severance costs	—	—	NM	(41)	(5)	NM
Depreciation	(17)	(18)	(6)%	(55)	(57)	(4)%
Amortization	(4)	(4)	—%	(11)	(11)	—%

Operating Income	$530	$519	2%	$1,488	$1,485	—%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

For the three and nine months ended September 30, 2016, the increase in Subscription revenues was driven by higher domestic subscription revenues of $51 million and $167 million, respectively, primarily due to higher contractual rates.

For the nine months ended September 30, 2016, Content and other revenues increased primarily due to higher licensing revenues of $42 million, partially offset by lower home entertainment revenues of $32 million.

The components of Costs of revenues for the Home Box Office segment are as follows (millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Programming costs:
Originals and sports	$236	$214	10%	$824	$731	13%
Acquired films and syndicated series	281	237	19%	783	727	8%

Total programming costs	517	451	15%	1,607	1,458	10%
Other direct operating costs	173	176	(2)%	574	566	1%

Costs of revenues (a)	$690	$627	10%	$2,181	$2,024	8%

(a)	Costs of revenues exclude depreciation.

During the second quarter of 2016, the Home Box Office segment revised its estimate of the period over which its original programming is utilized by its subscribers. The updated estimate gives consideration to Home Box Office’s original programming history and was driven by consumer viewing patterns, which are influenced by the increased availability of and on-demand access to Home Box Office’s content across a wide variety of devices and services, including HBO NOW, which launched in April 2015. As a result, in determining amortization under the film forecast computation method, the weighted average subscriber utilization period for the majority of Home Box Office’s original programming was increased by approximately five months. This change resulted in a reduction of amortization expense, as compared to the amount determined using Home Box Office’s previous estimate, of approximately $35 million and $130 million for the three and nine months ended September 30, 2016, respectively.

The increase in originals and sports programming costs for the three and nine months ended September 30, 2016 was primarily due to higher original programming expenses, partially offset by the impact of the change in the estimate of the utilization period of its original programming described in the preceding paragraph. For the nine months ended September 30, 2016, the higher original programming expenses also included higher original programming charges. The increase in acquired films and syndicated series programming costs for the three and nine months ended September 30, 2016 primarily related to acquired programming for both HBO’s domestic and international businesses.

For the three months ended September 30, 2016, Selling, general and administrative expenses decreased due to lower marketing expenses. For the nine months ended September 30, 2016, Selling, general and administrative expenses were essentially flat primarily due to $9 million of expenses related to Home Box Office’s withdrawal from a multiemployer benefit plan, partially offset by lower marketing expenses.

The results for the nine months ended September 30, 2016 included $41 million of Restructuring and severance costs principally related to executive severance costs.

The increase in Operating Income for the three and nine months ended September 30, 2016 was primarily due to higher Revenues, partially offset by higher Costs of revenues and, for the nine months ended September 30, 2016, higher Restructuring and severance costs.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Warner Bros.  Revenues and Operating Income of the Warner Bros. segment for the three and nine months ended September 30, 2016 and 2015 are as follows (millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Revenues:
Theatrical product	$1,605	$1,108	45%	$3,926	$3,836	2%
Television product	1,430	1,460	(2)%	4,058	4,116	(1)%
Videogames and other	367	622	(41)%	1,185	1,735	(32)%

Total revenues	3,402	3,190	7%	9,169	9,687	(5)%
Costs of revenues (a)	(2,447)	(2,281)	7%	(6,519)	(7,000)	(7)%
Selling, general and administrative (a)	(436)	(434)	—%	(1,309)	(1,365)	(4)%
Gain on operating assets	1	—	NM	92	(1)	NM
Asset impairments	(5)	(1)	NM	(6)	(1)	NM
Venezuelan foreign currency loss	—	—	NM	—	(5)	NM
Restructuring and severance costs	(1)	(1)	—%	(6)	(3)	100%
Depreciation	(46)	(49)	(6)%	(142)	(147)	(3)%
Amortization	(40)	(39)	3%	(119)	(115)	3%

Operating Income	$428	$385	11%	$1,160	$1,050	10%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The change in Revenues for the three and nine months ended September 30, 2016 included the net unfavorable impact of foreign exchange rates of approximately $30 million and $100 million, respectively. Revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on traditional television or OTT services, including SVOD services). The components of Revenues for the three and nine months ended September 30, 2016 and 2015 are as follows (millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Theatrical product:
Film rentals	$794	$259	207%	$1,603	$1,302	23%
Home video and electronic delivery	368	355	4%	910	1,185	(23)%
Television licensing	369	399	(8)%	1,207	1,146	5%
Consumer products and other	74	95	(22)%	206	203	1%

Total theatrical product	$1,605	$1,108	45%	$3,926	$3,836	2%

Television product:
Television licensing	1,200	1,223	(2)%	3,451	3,469	(1)%
Home video and electronic delivery	134	143	(6)%	313	341	(8)%
Consumer products and other	96	94	2%	294	306	(4)%

Total television product	$1,430	$1,460	(2)%	$4,058	$4,116	(1)%

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Theatrical product revenue from film rentals increased for the three months ended September 30, 2016, primarily reflecting higher revenues of $483 million from theatrical films released during the third quarter of 2016 compared to the third quarter of 2015 and higher revenues of $52 million from international local language releases as well as from prior period releases. Theatrical product revenues from film rentals increased for the nine months ended September 30, 2016, reflecting higher revenues of $644 million from theatrical films released during first nine months of 2016 compared to the first nine months of 2015, partially offset by lower revenues of $343 million from prior period releases. The Company released six and seven theatrical films in the third quarters of 2016 and 2015, respectively, and fifteen and eighteen theatrical films in the first nine months of 2016 and 2015, respectively.

For the three months ended September 30, 2016, theatrical product revenues from home video and electronic delivery increased due to higher revenues of $122 million from releases during the third quarter of 2016 compared to the third quarter of 2015, partially offset by lower revenues of $109 million from prior period releases, including catalog titles, during the third quarter of 2016 compared to the third quarter of 2015. For the nine months ended September 30, 2016, theatrical product revenues from home video and electronic delivery decreased due to lower revenues of $241 million from releases during the first nine months of 2016 compared to the first nine months of 2015 and lower revenues of $34 million from prior period releases, including catalog titles, during the first nine months of 2016 compared to the first nine months of 2015. There were seven and four home video and electronic delivery releases in the third quarters of 2016 and 2015, respectively, and sixteen and fifteen home video and electronic delivery releases in the first nine months of 2016 and 2015, respectively.

The decrease in theatrical product revenues from television licensing for the three months ended September 30, 2016 was primarily due to lower international license fees. The increase in theatrical product revenues from television licensing for the nine months ended September 30, 2016 was primarily due to higher international license fees.

The decrease in television product revenues from television licensing for the three and nine months ended September 30, 2016 was primarily due to the unfavorable impact of the timing and mix of availabilities, partially offset by higher initial telecast revenues.

Videogames and other revenues decreased for the three months ended September 30, 2016 primarily due to lower revenues of $166 million from releases during the third quarter of 2016 compared to the third quarter of 2015 and lower carryover revenues of $111 million from prior period releases. Videogames and other revenues decreased for the nine months ended September 30, 2016 primarily due to lower revenues of $715 million from releases during the first nine months of 2016, respectively, compared to first nine months of 2015, partially offset by higher carryover revenues of $127 million from prior period releases. The Company released three and two videogames in the third quarters of 2016 and 2015, respectively, and eight and twelve videogames in the first nine months of 2016 and 2015, respectively.

The components of Costs of revenues for the Warner Bros. segment are as follows (millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Film and television production costs	$1,650	$1,468	12%	$4,430	$4,560	(3)%
Print and advertising costs	549	491	12%	1,410	1,584	(11)%
Other costs, including merchandise and related costs	248	322	(23)%	679	856	(21)%

Costs of revenues (a)	$2,447	$2,281	7%	$6,519	$7,000	(7)%

(a)	Costs of revenues excludes depreciation.

Included in film and television production costs are production costs related to videogames, as well as theatrical film and videogame valuation adjustments resulting primarily from revisions to estimates of ultimate revenue and/or costs for certain theatrical films and videogames. Theatrical film valuation adjustments were $1 million and $74 million for the nine months ended September 30, 2016 and 2015, respectively. Videogame valuation adjustments were $4 million and $17 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in film and television production costs for the three months ended September 30, 2016 was primarily a result of higher revenues for theatrical product. The decrease in film and television production

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

costs for the nine months ended September 30, 2016 was primarily due to lower costs for videogames, partially offset by higher costs for television and theatrical product. The increase in print and advertising costs for the three months ended September 30, 2016 was primarily due to the type of theatrical and videogames releases. The decrease in print and advertising costs for the nine months ended September 30, 2016 was primarily due to the type and number of theatrical, home entertainment and videogames releases. Other costs, including merchandise and related costs decreased for the three and nine months ended September 30, 2016 primarily due to lower distribution-related costs of sales primarily as a result of lower revenues for videogames and, for the nine months ended September 30, 2016, lower revenues for home entertainment.

Selling, general and administrative expenses was essentially flat for the three months ended September 30, 2016 primarily due to higher third party distribution fees, mainly as a result of higher theatrical product revenues, partially offset by lower bad debt expense of $16 million. Selling, general and administrative expenses decreased for the nine months ended September 30, 2016 mainly due to lower bad debt expense of $23 million, lower third party distribution fees of $14 million and cost savings initiatives.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Gain on operating assets, Asset impairments, Venezuelan foreign currency loss and external costs related to mergers, acquisitions and dispositions for the three and nine months ended September 30, 2016 and 2015, which affected the comparability of the Warner Bros. segment’s results.

The increase in Operating Income for the three months ended September 30, 2016 was primarily due to higher Revenues, partially offset by higher Costs of revenues. The increase in Operating Income for the nine months ended September 30, 2016 was primarily due to lower Costs of revenues, a Gain on operating assets and lower Selling, general and administrative expenses, partially offset by lower Revenues.

Corporate.  Corporate’s Operating Loss for the three and nine months ended September 30, 2016 and 2015 was as follows (millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Selling, general and administrative (a)	$(86)	$(50)	72%	$(305)	$(235)	30%
Asset impairments	—	(5)	NM	(4)	(6)	(33)%
Restructuring and severance costs	(2)	(3)	(33)%	(2)	—	NM
Depreciation	(7)	(6)	17%	(19)	(16)	19%

Operating Loss	$(95)	$(64)	48%	$(330)	$(257)	28%

(a)	Selling, general and administrative expenses exclude depreciation.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments, pension settlements and external costs related to mergers, acquisitions and dispositions for the three and nine months ended September 30, 2016 and 2015, which affected the comparability of Corporate’s results.

Operating loss increased primarily due to higher equity-based compensation expense of $24 million and $34 million for the three and nine months ended September 30, 2016, respectively, which mainly reflected higher expenses for performance stock units due to an increase in the Company’s stock price, $10 million of pension settlement charges for both the three and nine months ended September 30, 2016 and, for the nine months ended September 30, 2016, higher costs of $14 million related to enterprise efficiency initiatives primarily focused on technology.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including scheduled debt repayments, quarterly dividend payments and the purchase of common stock under the Company’s stock repurchase program. Time Warner’s sources of cash include Cash provided by operations, Cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at September 30, 2016 was $7.336 billion, which included $2.308 billion of Cash and equivalents.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Current Financial Condition

At September 30, 2016, Time Warner had $24.471 billion of debt and $2.308 billion of Cash and equivalents, resulting in net debt of $22.163 billion, compared to $23.792 billion of debt and $2.155 billion of Cash and equivalents, or net debt of $21.637 billion, at December 31, 2015. At September 30, 2016, Total equity was $24.279 billion compared to $23.619 billion at December 31, 2015.

The following table shows the significant items contributing to the increase in net debt from December 31, 2015 to September 30, 2016 (millions):

Balance at December 31, 2015	$21,637
Cash provided by operations	(3,534)
Capital expenditures	270
Repurchases of common stock	2,119
Dividends paid to common stockholders	954
Investments and acquisitions, net of cash acquired, including available-for-sale securities	982
Proceeds from the exercise of stock options	(127)
Other investment proceeds, including available-for-sale securities	(253)
All other, net	115

Balance at September 30, 2016	$22,163

In January 2016, Time Warner’s Board of Directors authorized up to $5.0 billion of share repurchases beginning January 1, 2016, including the amount remaining at December 31, 2015 under the prior authorization. Purchases under the stock repurchase program could be made on the open market or in privately negotiated transactions, with the size and timing of purchases based on a number of factors, including price and business and market conditions. From January 1, 2016 through October 21, 2016, the Company repurchased 31 million shares of common stock for $2.307 billion pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In connection with entering into the Merger Agreement, the Company discontinued share repurchases.

Cash Flows

For the nine months ended September 30, 2016 and 2015, Cash and equivalents increased by $153 million and decreased by $844 million, respectively. Components of these changes are discussed below in more detail.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Operating Activities

Details of Cash provided by operations are as follows (millions):

	Nine Months Ended September 30,
	2016	2015
Operating Income	$5,856	$5,479
Depreciation and amortization	502	501
Net interest payments (a)	(903)	(889)
Net income taxes paid (b)	(695)	(726)
All other, net, including working capital changes	(1,226)	(1,368)

Cash provided by operations	$3,534	$2,997

(a)	Includes cash interest received of $110 million and $29 million for the nine months ended September 30, 2016 and 2015, respectively.
(b)

Includes income tax refunds received of $124 million and $108 million for the nine months ended September 30, 2016 and 2015, respectively, and payments to TWC of $4 million for the nine months ended September 30, 2015 in accordance with a tax sharing agreement with TWC.

Cash provided by operations for the nine months ended September 30, 2016 increased primarily due to higher Operating Income. For the nine months ended September 30, 2016, all other, net, including working capital changes was favorably impacted by approximately $280 million related to CME’s repayment of the Senior Secured Notes and the TW Term Loan.

Investing Activities

Details of Cash used by investing activities are as follows (millions):

	Nine Months Ended September 30,
	2016	2015
Investments in available-for-sale securities	$(7)	$(41)
Investments and acquisitions, net of cash acquired:
Hulu	(590)	—
Hudson Yards development project	(179)	(72)
iStreamPlanet	—	(149)
All other	(206)	(123)
Capital expenditures	(270)	(250)
Other investment proceeds, including available-for-sale securities	253	134

Cash used by investing activities	$(999)	$(501)

The increase in Cash used by investing activities for the nine months ended September 30, 2016 was primarily due to an increase in investments and acquisitions, net of cash acquired. Other investment proceeds for the nine months ended September 30, 2016 primarily related to CME’s repayment of the Senior Secured Notes and the TW Term Loan.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Financing Activities

Details of Cash used by financing activities are as follows (millions):

	Nine Months Ended September 30,
	2016	2015
Borrowings	$942	$2,877
Debt repayments	(304)	(2,341)
Proceeds from the exercise of stock options	127	148
Excess tax benefit from equity instruments	59	141
Principal payments on capital leases	(11)	(8)
Repurchases of common stock	(2,119)	(3,030)
Dividends paid	(954)	(869)
Other financing activities	(122)	(258)

Cash used by financing activities from continuing operations	$(2,382)	$(3,340)

Cash used by financing activities for the nine months ended September 30, 2016 decreased primarily due to decreases in Debt repayments and Repurchases of common stock, partially offset by a decrease in Borrowings.

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At September 30, 2016, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $31.835 billion. Of this committed capacity, $7.336 billion was unused and $24.471 billion was outstanding as debt. At September 30, 2016, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

	Committed Capacity (a)	Letters of Credit (b)	Outstanding Debt (c)	Unused Committed Capacity
Cash and equivalents	$2,308	$—	$—	$2,308
Revolving credit facilities and commercial paper program (d)	5,000	—	—	5,000
Fixed-rate public debt	24,240	—	24,240	—
Other obligations (e)	287	28	231	28

Total	$31,835	$28	$24,471	$7,336

(a)

The revolving credit facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted average maturity of the Company’s outstanding debt and other financing arrangements was 12.9 years as of September 30, 2016.

(b)	Represents the portion of committed capacity, including from bilateral letter of credit facilities, reserved for outstanding and undrawn letters of credit.
(c)

Represents principal amounts adjusted for premiums and discounts and $120 million of unamortized debt issuance costs. At September 30, 2016, the principal amounts of the Company’s publicly issued debt mature as follows: $500 million in 2017, $600 million in 2018, $650 million in 2019, $1.4 billion in 2020, $2.0 billion in 2021 and $19.317 billion thereafter. In the period after 2021, no more than $2.0 billion will mature in any given year.

(d)

The revolving credit facilities consist of two $2.5 billion revolving credit facilities. The Company may issue unsecured commercial paper notes up to the amount of the unused committed capacity under the revolving credit facilities.

(e)	Unused committed capacity includes committed financings of subsidiaries under local bank credit agreements. Other debt obligations totaling $52 million are due within the next twelve months.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the worldwide licensing of theatrical and television product for premium cable, basic cable, network and syndicated television and OTT exhibition. Backlog was $6.9 billion and $6.3 billion at September 30, 2016 and December 31, 2015, respectively. Included in the backlog amounts is licensing of theatrical and television product from the Warner Bros. segment to the Turner segment in the amount of $499 million and $619 million at September 30, 2016 and December 31, 2015, respectively. Also included in the backlog amounts is licensing of theatrical product from the Warner Bros. segment to the Home Box Office segment in the amount of $712 million and $737 million at September 30, 2016 and December 31, 2015, respectively.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of the forward-looking statements in this report include, but are not limited to, the statements regarding (i) the expected timing of the completion of the merger, (ii) expected pension settlement losses of approximately $55 million to $70 million during the three months ended December 31, 2016 in connection with an amendment to the Pension Plan and (iii) the possible incurrence of charges of approximately $60 million to $80 million during the three months ended December 31, 2016 in connection with the Company’s evaluation of its future use of certain programming rights.

The Company’s forward-looking statements are based on management’s current expectations and assumptions regarding the Company’s business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. The Company’s actual results may vary materially from those expressed or implied in its forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;
•	the risk that Time Warner’s stockholders may not adopt the Merger Agreement;
•	the risk that the necessary regulatory approvals for the proposed merger may not be obtained or may be obtained subject to conditions that are not anticipated;
•	risks that any of the closing conditions to the merger may not be satisfied in a timely manner;
•	risks related to disruption of management time from ongoing business operations due to the merger;
•	failure to realize the benefits expected from the merger;
•	the effect of the announcement of the merger on the ability of Time Warner to retain customers and retain and hire key personnel;
•	the effect of the announcement of the merger on the ability of Time Warner to maintain relationships with its suppliers;
•	the effect of the announcement of the merger on Time Warner’s operating results and businesses generally;
•	potential litigation in connection with the merger;
•

recent and future changes in technology, services and standards, including, but not limited to, alternative methods for the delivery, storage and consumption of digital media and evolving home entertainment formats;

•	changes in consumer behavior, including changes in spending behavior and viewing patterns;
•	the popularity of the Company’s content;
•	changes in the Company’s plans, initiatives and strategies, and consumer acceptance thereof;
•	changes in the plans, initiatives and strategies of the third parties that distribute, license and/or sell Time Warner’s content;
•	the Company’s ability to renew affiliate agreements on favorable terms;
•	competitive pressures, including as a result of audience fragmentation and changes in technology and consumer viewing patterns;
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

•	the adequacy of the Company’s risk management framework;
•	changes in U.S. GAAP or other applicable accounting standards and policies;
•	changes in tax, federal communication and other laws and regulations;
•	currency exchange restrictions and currency devaluation risks in some foreign countries;
•	the effect of union or labor disputes or professional sports league player lockouts;
•	the impact of terrorist acts, hostilities, natural disasters (including extreme weather) and pandemic viruses; and
•

the other risks and uncertainties detailed in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1A. “Risk Factors” in this Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET

(Unaudited; millions, except share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and equivalents	$2,308	$2,155
Receivables, less allowances of $772 and $1,055	8,031	7,411
Inventories	1,915	1,753
Prepaid expenses and other current assets	1,010	1,194

Total current assets	13,264	12,513
Noncurrent inventories and theatrical film and television production costs	8,196	7,600
Investments, including available-for-sale securities	3,271	2,617
Property, plant and equipment, net	2,482	2,596
Intangible assets subject to amortization, net	809	949
Intangible assets not subject to amortization	7,005	7,029
Goodwill	27,694	27,689
Other assets	3,043	2,855

Total assets	$65,764	$63,848

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,907	$7,188
Deferred revenue	580	616
Debt due within one year	52	198

Total current liabilities	7,539	8,002
Long-term debt	24,419	23,594
Deferred income taxes	2,603	2,454
Deferred revenue	436	352
Other noncurrent liabilities	6,459	5,798
Redeemable noncontrolling interest	29	29
Commitments and Contingencies (Note 15)
Equity
Common stock, $0.01 par value, 1.652 billion and 1.652 billion shares issued and 772 million and 795 million shares outstanding	17	17
Additional paid-in capital	147,032	148,041
Treasury stock, at cost (879 million and 857 million shares)	(47,409)	(45,612)
Accumulated other comprehensive loss, net	(1,614)	(1,446)
Accumulated deficit	(73,748)	(77,381)

Total Time Warner Inc. shareholders’ equity	24,278	23,619
Noncontrolling interest	1	—

Total equity	24,279	23,619

Total liabilities and equity	$65,764	$63,848

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited; millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$7,167	$6,564	$21,427	$21,039
Costs of revenues	(3,873)	(3,526)	(11,718)	(11,802)
Selling, general and administrative	(1,179)	(1,143)	(3,688)	(3,580)
Amortization of intangible assets	(48)	(47)	(143)	(138)
Restructuring and severance costs	(11)	(9)	(64)	(31)
Asset impairments	(30)	(7)	(35)	(8)
Gain (loss) on operating assets, net	(12)	2	77	(1)

Operating income	2,014	1,834	5,856	5,479
Interest expense, net	(298)	(294)	(874)	(874)
Other loss, net	(27)	(54)	(198)	(296)

Income from continuing operations before income taxes	1,689	1,486	4,784	4,309
Income tax provision	(217)	(452)	(1,187)	(1,371)

Income from continuing operations	1,472	1,034	3,597	2,938
Discontinued operations, net of tax	(5)	—	35	37

Net income	1,467	1,034	3,632	2,975
Less Net loss attributable to noncontrolling interests	—	1	1	1

Net income attributable to Time Warner Inc. shareholders	$1,467	$1,035	$3,633	$2,976

Amounts attributable to Time Warner Inc. shareholders:
Income from continuing operations	$1,472	$1,035	$3,598	$2,939
Discontinued operations, net of tax	(5)	—	35	37

Net income	$1,467	$1,035	$3,633	$2,976

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	$1.89	$1.27	$4.58	$3.57
Discontinued operations	—	—	0.04	0.05

Basic net income per common share	$1.89	$1.27	$4.62	$3.62

Average basic common shares outstanding	776.2	810.2	783.8	820.4

Diluted income per common share from continuing operations	$1.87	$1.26	$4.53	$3.52
Discontinued operations	(0.01)	—	0.04	0.04

Diluted net income per common share	$1.86	$1.26	$4.57	$3.56

Average diluted common shares outstanding	787.5	824.1	795.1	835.5

Cash dividends declared per share of common stock	$0.4025	$0.3500	$1.2075	$1.0500

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited; millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$1,467	$1,034	$3,632	$2,975
Other comprehensive loss, net of tax:
Foreign currency translation:
Unrealized losses occurring during the period	(38)	(14)	(42)	(258)
Reclassification adjustment for losses realized in net income	—	—	—	5

Change in foreign currency translation	(38)	(14)	(42)	(253)

Securities:
Unrealized gains (losses) occurring during the period	—	(3)	—	2
Benefit obligations:
Unrealized losses occurring during the period	(143)	(1)	(125)	(2)
Reclassification adjustment for losses realized in net income	17	5	28	16

Change in benefit obligations	(126)	4	(97)	14

Derivative financial instruments:
Unrealized gains (losses) occurring during the period	2	56	(8)	74
Reclassification adjustment for gains realized in net income	(5)	(39)	(21)	(65)

Change in derivative financial instruments	(3)	17	(29)	9

Other comprehensive income (loss)	(167)	4	(168)	(228)

Comprehensive income	1,300	1,038	3,464	2,747
Less Comprehensive loss attributable to noncontrolling interests	—	1	1	1

Comprehensive income attributable to Time Warner Inc. shareholders	$1,300	$1,039	$3,465	$2,748

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Nine Months Ended September 30,

(Unaudited; millions)

	2016	2015
OPERATIONS
Net income	$3,632	$2,975
Less Discontinued operations, net of tax	(35)	(37)

Net income from continuing operations	3,597	2,938
Adjustments for noncash and nonoperating items:
Depreciation and amortization	502	501
Amortization of film and television costs	5,884	5,739
Asset impairments	35	8
(Gain) loss on investments and other assets, net	(75)	71
Equity in losses of investee companies, net of cash distributions	293	160
Equity-based compensation	201	154
Deferred income taxes	267	(176)
Changes in operating assets and liabilities, net of acquisitions	(7,160)	(6,394)

Cash provided by operations from continuing operations	3,544	3,001
Cash used by operations from discontinued operations	(10)	(4)

Cash provided by operations	3,534	2,997

INVESTING ACTIVITIES
Investments in available-for-sale securities	(7)	(41)
Investments and acquisitions, net of cash acquired	(975)	(344)
Capital expenditures	(270)	(250)
Investment proceeds from available-for-sale securities	1	1
Other investment proceeds	252	133

Cash used by investing activities	(999)	(501)

FINANCING ACTIVITIES
Borrowings	942	2,877
Debt repayments	(304)	(2,341)
Proceeds from exercise of stock options	127	148
Excess tax benefit from equity instruments	59	141
Principal payments on capital leases	(11)	(8)
Repurchases of common stock	(2,119)	(3,030)
Dividends paid	(954)	(869)
Other financing activities	(122)	(258)

Cash used by financing activities	(2,382)	(3,340)

INCREASE IN CASH AND EQUIVALENTS	153	(844)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,155	2,618

CASH AND EQUIVALENTS AT END OF PERIOD	$2,308	$1,774

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF EQUITY

Nine Months Ended September 30,

(Unaudited; millions)

	2016			2015
	Time Warner Shareholders	Noncontrolling Interests (a)	Total Equity	Time Warner Shareholders	Noncontrolling Interests	Total Equity
BALANCE AT BEGINNING OF PERIOD	$23,619	$—	$23,619	24,476	$—	$24,476
Net income	3,633	1	3,634	2,976	—	2,976
Other comprehensive loss	(168)	—	(168)	(228)	—	(228)
Cash dividends	(954)	—	(954)	(869)	—	(869)
Common stock repurchases	(2,138)	—	(2,138)	(2,999)	—	(2,999)
Other, primarily related to stock options and restricted stock units	286	—	286	292	—	292

BALANCE AT END OF PERIOD	$24,278	$1	$24,279	$23,648	$—	$23,648

(a) Net income excludes losses of $2 million and $1 million for the nine months ended September 30, 2016 and September 30, 2015, respectively, relating to redeemable noncontrolling interests.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the September 30, 2016 presentation.

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

Accounting Guidance Not Yet Adopted

Classification of Certain Cash Receipts and Cash Payments

In August 2016, guidance was issued that clarifies the presentation of certain cash receipts and payments in a company’s statement of cash flows. The guidance primarily relates to the classification of cash flows associated with certain (i) debt transactions, (ii) contingent consideration arrangements related to business combinations, (iii) insurance claims and policies, (iv) distributions received from equity method investees and (v) securitization transactions. The guidance will become effective on a retrospective basis for the Company on January 1, 2018, although early adoption is permitted. The Company is evaluating the impact the new guidance will have on its Consolidated Statement of Cash Flows.

Share-Based Payments

In March 2016, guidance was issued that changes the reporting for certain aspects of share-based payments. One aspect of the guidance, which will become effective on a prospective basis beginning on January 1, 2017, requires that the income tax effects of share-based awards be recognized in the income statement when the awards vest or are settled. Under the current guidance, excess tax benefits and deficiencies have been recognized in Additional paid-in capital in the Consolidated Balance Sheet. For the year ended December 31, 2015, the amount of excess tax benefits, net of deficiencies, recognized in Additional paid-in capital was $150 million. Another aspect of the new guidance, which the Company will adopt on a prospective basis beginning on January 1, 2017, requires that excess tax benefits be classified as a cash flow from operating activities in the Consolidated Statement of Cash Flows. Under the current guidance, excess tax benefits have been classified as a cash flow from financing activities. Excess tax benefits presented as a cash flow from financing activities were $151 million for the year ended December 31, 2015. The other aspects of this new guidance are not expected to have a material effect on the Company’s consolidated financial statements.

Accounting for Leases

In February 2016, guidance was issued regarding accounting for leases. The main difference between the current guidance and the new guidance is the recognition by a lessee of lease assets and liabilities for those leases it classified as operating leases under the current guidance. Under the new guidance, the recognition, measurement and presentation of expenses and cash flows arising from a lease as well as the lessor accounting model have not significantly changed from current guidance. This guidance also requires qualitative and quantitative disclosures of key information about leasing arrangements. The new guidance will become effective on a modified retrospective basis for the Company on January 1, 2019. The Company is evaluating the impact the new guidance will have on its consolidated financial statements.

Recognition and Measurement of Financial Assets and Liabilities

In January 2016, guidance was issued that makes limited changes to the accounting for financial instruments. The changes primarily relate to (i) the requirement to measure equity investments in unconsolidated subsidiaries, other than those accounted for under the equity method of accounting, at fair value, with changes in the fair value recognized in earnings, (ii) an alternative approach for the measurement of equity investments that do not have a readily determinable fair value, (iii) the elimination of the other-than-temporary impairment model and its replacement with a requirement to perform a qualitative assessment to identify the impairment of equity investments, and a requirement to recognize impairment losses in earnings based on the difference between the fair value and the carrying value of the equity investment, (iv) the elimination of the requirement to disclose the methods and

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

significant assumptions used to estimate the fair value of financial instruments measured at amortized cost, (v) the addition of a requirement to use the exit price concept when measuring the fair value of financial instruments for disclosure purposes and (vi) the addition of a requirement to present financial assets and financial liabilities separately in the notes to the financial statements, grouped by measurement category (e.g., fair value, amortized cost, lower of cost or market) and by form of financial asset (e.g., loans, securities). This guidance will become effective for the Company on January 1, 2018. The Company does not expect the new guidance to have a material impact on its consolidated financial statements.

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

2.	MERGER AGREEMENT WITH AT&T INC.

On October 22, 2016, Time Warner entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AT&T Inc. (“AT&T”). The Merger Agreement provides for the merger of a newly formed wholly owned subsidiary of AT&T with and into Time Warner, with Time Warner continuing as the surviving company in the merger. Immediately thereafter, Time Warner will merge with and into a limited liability company formed by AT&T, which will continue as the surviving entity and a wholly owned subsidiary of AT&T. The Merger Agreement was unanimously approved by all members of Time Warner’s and AT&T’s board of directors.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the merger, each share of the Company’s common stock, subject to certain exceptions set forth in the Merger Agreement, will be converted into the right to receive $53.75 in cash plus a number of shares of AT&T common stock equal to the Exchange Ratio. The Exchange Ratio is determined as follows:

•	If the Average AT&T Stock Price (as defined below) is an amount greater than $41.349, the Exchange Ratio will be 1.300;

•

If the Average AT&T Stock Price is an amount greater than or equal to $37.411 but less than or equal to $41.349, the Exchange Ratio will be an amount equal to the quotient obtained by dividing (x) $53.75 by (y) the Average AT&T Stock Price; or

•	If the Average AT&T Stock Price is an amount less than $37.411, the Exchange Ratio will be 1.437.

“Average AT&T Stock Price” means the average of the volume weighted averages of the trading prices of AT&T Common Stock on the New York Stock Exchange on each of the fifteen consecutive trading days ending on (and including) the trading day that is three trading days prior to the date of the effective time of the merger.

The transaction is expected to close before year-end 2017. Consummation of the merger is subject to various conditions, including, among others, customary conditions relating to the adoption of the Merger Agreement by the requisite vote of the Time Warner stockholders and the receipt of certain antitrust and other regulatory approvals. Should Time Warner terminate the Merger Agreement in specified circumstances, including in order to consummate a competing transaction, Time Warner will be required to pay AT&T a termination fee equal to $1.725 billion.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	BUSINESS DISPOSITIONS AND ACQUISITIONS

Hulu

On August 2, 2016, Time Warner purchased a 10% ownership interest in Hulu, LLC (“Hulu”), a company that provides OTT video services, for $590 million in cash, including transaction costs. Time Warner accounts for this investment under the equity method of accounting.

Fandango

In April 2016, Warner Bros. sold its Flixster business to Fandango Media, LLC (“Fandango”), a subsidiary of NBCUniversal Media LLC, in exchange for a 25% interest in Fandango. For the nine months ended September 30, 2016, Warner Bros. recorded a pre-tax gain of approximately $90 million in connection with this transaction.

Summary of Discontinued Operations

For the three months ended September 30, 2016, Discontinued operations, net of tax was expense of $5 million ($0.01 of diluted loss from discontinued operations per common share) related to pension settlement charges related to businesses the Company previously disposed of. For the nine months ended September 30, 2016, Discontinued operations, net of tax was income of $35 million ($0.04 of diluted income from discontinued operations per common share), which also included the recognition of additional tax benefits associated with certain foreign tax attributes of Warner Music Group (“WMG”), which the Company disposed of in 2004.

For the nine months ended September 30, 2015, Discontinued operations, net of tax was income of $37 million ($0.04 of diluted income from discontinued operations per common share), primarily related to the final resolution of a tax indemnification obligation associated with the disposition of WMG.

4.	INVESTMENTS

Central European Media Enterprises Ltd.

As of September 30, 2016, the Company had an approximate 47% voting interest in Central European Media Enterprises Ltd.’s (“CME”) common stock and an approximate 76% economic interest in CME on a diluted basis.

As of September 30, 2016, the Company owned 61.4 million shares of CME’s Class A common stock and 1 share of Series A convertible preferred stock, which is convertible into 11.2 million shares of CME’s Class A common stock and votes with the Class A common stock on an as-converted basis. The Company accounts for its investment in CME’s Class A common stock and Series A convertible preferred stock under the equity method of accounting.

As of September 30, 2016, the Company owned all of the outstanding shares of CME’s Series B convertible redeemable preferred shares, which are non-voting and may be converted into 104.3 million shares of CME’s Class A common stock at the Company’s option at any time after June 25, 2016. The Company accounts for its investment in CME’s Series B convertible redeemable preferred shares under the cost method of accounting.

As of September 30, 2016, the Company held 101 million warrants each to purchase one share of CME Class A common stock. The warrants, which became exercisable in May 2016, have a four-year term that expires in May 2018 and an exercise price of $1.00 per share and do not contain any voting rights. The warrants are carried at fair value in the Consolidated Balance Sheet, which at September 30, 2016, was $135 million.

As of September 30, 2016, the Company has guaranteed an aggregate amount of €955 million of CME’s obligations. In connection with these guarantees, the Company recognized a liability at the inception of each respective arrangement based on the estimated fair value of the guarantee. At September 30, 2016, the carrying value of liabilities associated with such guarantees was $184 million.

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

Time Warner and CME also agreed on February 19, 2016 to amend and restate the $115 million revolving credit facility Time Warner provided CME in 2014 to reduce the size of the facility to $50 million as of January 1, 2018 and to extend its term from December 2017 to February 2021. Amounts outstanding under the revolving credit facility bear interest at a rate based on CME’s net leverage. Beginning in April 2016, CME must pay a portion of the interest for each applicable quarterly interest period in cash and may, at CME’s option, pay the remainder in kind by adding such amount to the outstanding principal amount of the revolving credit facility. As of September 30, 2016, there were no amounts outstanding under the revolving credit facility.

The Company recorded a pretax gain of $95 million in Investment gains (losses), net in the Consolidated Statement of Operations in the second quarter of 2016 in connection with these transactions. Additionally, when recognizing CME’s results in the second quarter of 2016 under the equity method of accounting, the Company recorded a pretax charge of $150 million in Other loss, net in the Consolidated Statement of Operations related to these transactions.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	FAIR VALUE MEASUREMENTS

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, respectively (millions):

	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Diversified equity securities (a)	$163	$—	$—	$163	$179	$—	$—	$179
Available-for-sale securities:
Equity securities	16	—	—	16	15	—	—	15
Debt securities	—	79	—	79	—	70	—	70
Derivatives:
Foreign exchange contracts	—	70	—	70	—	79	—	79
Other	—	—	136	136	—	—	180	180
Liabilities:
Derivatives:
Foreign exchange contracts	—	(32)	—	(32)	—	(2)	—	(2)
Other	—	—	—	—	—	—	(7)	(7)

Total	$179	$117	$136	$432	$194	$147	$173	$514

(a)	Consists of investments related to deferred compensation.

The Company primarily applies the market approach for valuing recurring fair value measurements. As of September 30, 2016 and December 31, 2015, assets valued using significant unobservable inputs (Level 3) primarily related to warrants to purchase shares of Class A common stock of CME valued at $135 million and $179 million, respectively. The Company estimates the fair value of these warrants using a Monte Carlo Simulation model. Significant unobservable inputs used in the fair value measurement at September 30, 2016 are an expected term of 0.96 years and an expected volatility of approximately 57%. As of September 30, 2016 and December 31, 2015, the other Level 3 assets consisted of equity instruments held by employees of a former subsidiary of the Company. As of December 31, 2015, Level 3 liabilities consisted of liabilities for contingent consideration and options to redeem securities.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles the beginning and ending balances of net derivative assets and liabilities classified as Level 3 and identifies the total gains (losses) the Company recognized during the nine months ended September 30, 2016 and 2015 on such assets and liabilities that were included in the Consolidated Balance Sheet as of September 30, 2016 and 2015 (millions):

	September 30, 2016	September 30, 2015
Balance as of the beginning of the period	$173	$241
Total losses, net:
Included in operating income	2	(1)
Included in other loss, net	(44)	(112)
Included in other comprehensive loss	—	—
Purchases	—	—
Settlements	5	(2)
Issuances	—	—

Balance as of the end of the period	$136	$126

Net loss for the period included in net income related to assets and liabilities still held as of the end of the period	$(44)	$(113)

Other Financial Instruments

The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at September 30, 2016, the fair value of Time Warner’s debt exceeded its carrying value by approximately $5.056 billion and, based on interest rates prevailing at December 31, 2015, the fair value of Time Warner’s debt exceeded its carrying value by approximately $2.490 billion. The fair value of Time Warner’s debt is considered a Level 2 measurement as it is based on observable market inputs such as current interest rates and, where available, actual sales transactions. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt is retired prior to its maturity.

Information as of September 30, 2016 about the Company’s investments in CME that are not required to be carried at fair value on a recurring basis is as follows (millions):

	Carrying Value	Fair Value	Fair Value Hierarchy
Class A common stock (a)	$—	$168	Level 1
Series B convertible redeemable preferred shares	$—	$241	Level 2

(a)	Includes 1 share of Series A convertible preferred stock.

The fair values of the Company’s investments in CME’s Class A common stock (including Series A convertible preferred stock) and Series B convertible redeemable preferred shares are primarily determined by reference to the September 30, 2016 closing price of CME’s common stock.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the three and nine months ended September 30, 2016, the Company performed an impairment review of a broadcast license at an international subsidiary of Turner. As a result, during the three and nine months ended September 30, 2016, the Company recorded a noncash impairment of $25 million to write down the value of the asset to $10 million. During the three and nine months ended September 30, 2015, the Company performed an impairment review of certain intangible assets at an international subsidiary of Turner. As a result, during the three and nine months ended September 30, 2015, the Company recorded a noncash impairment of $1 million to completely write off the value of these assets. The resulting fair value measurements were considered to be Level 3 measurements and were determined using a discounted cash flow (“DCF”) methodology with assumptions for cash flows associated with the use and eventual disposition of the assets.

During the three and nine months ended September 30, 2016 and September 30, 2015, the Company also performed fair value measurements related to certain theatrical films and television programs. In determining the fair value of its theatrical films, the Company employs a DCF methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros.) plus a risk premium representing the risk associated with producing a particular theatrical film. The fair value of any theatrical films and television programs that management plans to abandon is zero. Because the primary determination of fair value is made using a DCF model, the resulting fair value is considered a Level 3 measurement. The following table presents certain theatrical film and television production costs, which were recorded as inventory in the Consolidated Balance Sheet, that were written down to fair value (millions):

	Carrying value before write down	Carrying value after write down
Fair value measurements made during the three months ended September 30,:
2016	$27	$—
2015	$15	$—

Fair value measurements made during the nine months ended September 30,:
2016	$89	$3
2015	$303	$210

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	INVENTORIES AND THEATRICAL FILM AND TELEVISION PRODUCTION COSTS

Inventories and theatrical film and television production costs consist of (millions):

	September 30, 2016	December 31, 2015
Inventories:
Programming costs, less amortization (a)	$3,532	$3,067
Other inventory, primarily DVDs and Blu-ray Discs	253	263

Total inventories	3,785	3,330
Less: current portion of inventory	(1,915)	(1,753)

Total noncurrent inventories	1,870	1,577

Theatrical film production costs: (b)
Released, less amortization	697	570
Completed and not released	684	374
In production	1,405	1,612
Development and pre-production	135	123

Television production costs: (b)
Released, less amortization	1,549	1,301
Completed and not released	813	872
In production	1,024	1,158
Development and pre-production	19	13

Total theatrical film and television production costs	6,326	6,023

Total noncurrent inventories and theatrical film and television production costs	$8,196	$7,600

(a)	Includes the costs of certain programming rights, primarily sports, for which payments have been made prior to the related rights being received.
(b)

Does not include $552 million and $656 million of acquired film library intangible assets as of September 30, 2016 and December 31, 2015, respectively, which are included in Intangible assets subject to amortization, net in the Consolidated Balance Sheet.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net gains and losses from hedging activities recognized in the Consolidated Statement of Operations were as follows (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gains (losses) recognized in:
Costs of revenues	$21	$56	$30	$107
Selling, general and administrative	3	6	8	15
Other loss, net	(8)	(10)	(8)	(20)

Amounts included in Other loss, net include the impact of forward points and option premiums, which are excluded from the assessment of hedge effectiveness. Other amounts included in Other loss, net relate to hedges of foreign-currency-denominated debt and hedge ineffectiveness, which are not material.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions and has entered into collateral agreements with these counterparties to further protect the Company in the event of deterioration of the credit quality of such counterparties on outstanding transactions. Additionally, netting provisions are included in agreements in situations where the Company executes multiple contracts with the same counterparty. For such foreign exchange contracts, the Company offsets the fair values of the amounts owed to or due from the same counterparty and classifies the net amount as a net asset or net liability within Prepaid expenses and other current assets or Accounts payable and accrued liabilities, respectively, in the Consolidated Balance Sheet. The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to Time Warner’s use of foreign currency derivatives at September 30, 2016 and December 31, 2015 (millions):

	September 30, 2016 (a)	December 31, 2015 (b)
Prepaid expenses and other current assets	$70	$79
Accounts payable and accrued liabilities	(32)	(2)

(a)

Includes $207 million ($195 million of qualifying hedges and $12 million of economic hedges) and $169 million ($164 million of qualifying hedges and $5 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

(b)

Includes $198 million ($194 million of qualifying hedges and $4 million of economic hedges) and $121 million ($116 million of qualifying hedges and $5 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

At September 30, 2016 and December 31, 2015, $14 million of losses and $29 million of gains, respectively, related to cash flow hedges are recorded in Accumulated other comprehensive loss, net and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in Accumulated other comprehensive loss, net at September 30, 2016 and December 31, 2015 are net losses of $2 million and $9 million, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

At September 30, 2016, the carrying amount of the Company’s €700 million aggregate principal amount of debt due 2023 is designated as a hedge of the variability in the Company’s Euro-denominated net investments. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within Accumulated other comprehensive loss, net in the Consolidated Balance Sheet. For the three and nine months ended September 30, 2016, such amounts totaled $0 and $17 million of losses, respectively. For the three and nine months ended September 30, 2015, such amounts totaled $21 million of losses.

8.	LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

In January 2016, Time Warner’s Board of Directors authorized up to $5.0 billion of share repurchases beginning January 1, 2016, including the amount remaining at December 31, 2015 under the prior authorization. Purchases under the stock repurchase program could be made on the open market or in privately negotiated transactions, with the size and timing of these purchases based on a number of factors, including price and business and market conditions. From January 1, 2016 through October 21, 2016, the Company repurchased 31 million shares of common stock for $2.307 billion pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In connection with entering into the Merger Agreement, the Company discontinued share repurchases.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summary sets forth the activity within Other comprehensive loss (millions):

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax
Unrealized losses on foreign currency translation	$(45)	$7	$(38)	$(54)	$12	$(42)
Unrealized losses on benefit obligations	(224)	81	(143)	(198)	73	(125)
Reclassification adjustment for losses on benefit obligations realized in net income (a)	26	(9)	17	43	(15)	28
Unrealized gains (losses) on derivative financial instruments	4	(2)	2	(11)	3	(8)
Reclassification adjustment for gains on derivative financial instruments realized in net income (c)	(8)	3	(5)	(34)	13	(21)

Other comprehensive income (loss)	$(247)	$80	$(167)	$(254)	$86	$(168)

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax
Unrealized losses on foreign currency translation	$(29)	$15	$(14)	$(291)	$33	$(258)
Reclassification adjustment for losses on foreign currency translation realized in net income (b)	—	—	—	5	—	5
Unrealized gains (losses) on securities	(4)	1	(3)	3	(1)	2
Unrealized losses on benefit obligations	(1)	—	(1)	(4)	2	(2)
Reclassification adjustment for losses on benefit obligations realized in net income (a)	8	(3)	5	25	(9)	16
Unrealized gains on derivative financial instruments	87	(31)	56	115	(41)	74
Reclassification adjustment for gains on derivative financial instruments realized in net income (c)	(62)	23	(39)	(102)	37	(65)

Other comprehensive income (loss)	$(1)	$5	$4	$(249)	$21	$(228)

(a)

Pretax (gains) losses included in Selling, general and administrative expenses, with the exception of $8 million included in Discontinued operations, net of tax for the three and nine months ended September 30, 2016.

(b)	Pretax (gains) losses included in Gain (loss) on operating assets, net.
(c)	Pretax (gains) losses included in Selling, general and administrative expenses, Costs of revenues and Other loss, net are as follows (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Selling, general and administrative expenses	$3	$(6)	$2	$(15)
Costs of revenues	(12)	(56)	(22)	(87)
Other loss, net	1	—	(14)	—

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.	INCOME PER COMMON SHARE

Set forth below is a reconciliation of Basic and Diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders (millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income from continuing operations attributable to Time Warner Inc. shareholders	$1,472	$1,035	$3,598	$2,939
Income allocated to participating securities	(2)	(3)	(8)	(8)

Income from continuing operations attributable to Time Warner Inc. common shareholders— basic	$1,470	$1,032	$3,590	$2,931

Average basic common shares outstanding	776.2	810.2	783.8	820.4
Dilutive effect of equity awards	11.3	13.9	11.3	15.1

Average diluted common shares outstanding	787.5	824.1	795.1	835.5

Antidilutive common share equivalents excluded from computation	5	5	6	4

Income per common share from continuing operations attributable to Time Warner Inc. common shareholders:
Basic	$1.89	$1.27	$4.58	$3.57
Diluted	$1.87	$1.26	$4.53	$3.52

11.	EQUITY-BASED COMPENSATION

The table below summarizes the weighted-average assumptions used to value stock options at their grant date and the weighted-average grant date fair value per share:

	Nine Months Ended September 30,
	2016		2015
Expected volatility	26.0%		25.0%
Expected term to exercise from grant date	6.20 year	s	5.80 year	s
Risk-free rate	1.5%		1.8%
Expected dividend yield	2.6%		1.7%
Weighted average grant date fair value per option	$12.26		$18.17

The following table sets forth the weighted-average grant date fair value of restricted stock units (“RSUs”) and target performance stock units (“PSUs”) granted during the period. For PSUs, the service inception date precedes the grant date and requires the Company to apply mark-to-market accounting that is reflected in the grant date fair values presented:

	Nine Months Ended September 30,
	2016	2015
RSUs	$62.90	$83.86
PSUs	88.13	81.04

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the number of stock options, RSUs and target PSUs granted (millions):

	Nine Months Ended September 30,
	2016	2015
Stock options	2.3	3.4
RSUs	2.9	2.0
PSUs	0.2	0.1

The impact on Operating income for equity-based compensation awards is as follows (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	6	7	$34	$32
RSUs and PSUs	$39	$12	167	122

Total impact on operating income	$45	$19	$201	$154

Tax benefit recognized	$15	$6	$70	$54

Total unrecognized compensation cost related to unvested Time Warner stock option awards as of September 30, 2016, without taking into account expected forfeitures, is $59 million and is expected to be recognized over a weighted-average period between one and two years. Total unrecognized compensation cost related to unvested RSUs and target PSUs as of September 30, 2016, without taking into account expected forfeitures, is $216 million and is expected to be recognized over a weighted-average period between one and two years.

12.	BENEFIT PLANS

Components of Net Periodic Benefit Costs

A summary of the components of the net periodic benefit costs from continuing operations recognized for substantially all of Time Warner’s defined benefit pension plans for the three and nine months ended September 30, 2016 and 2015 is as follows (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$—	$1	$2	$3
Interest cost	21	21	64	63
Expected return on plan assets	(22)	(23)	(64)	(69)
Amortization of prior service cost	1	1	1	1
Amortization of net loss	4	4	13	13
Settlements	10	—	10	—

Net periodic benefit costs (a)	$14	$4	$26	$11

Contributions	$8	$8	$23	$24

(a)

Excludes net periodic benefit costs related to discontinued operations of $3 million and $10 million for the three and nine months ended September 30, 2016, respectively, and $1 million and $4 million for the three and nine months ended September 30, 2015, respectively, primarily related to employees and former employees of Time Inc. These amounts have been reflected in Other loss, net in the Consolidated Statement of Operations. In addition, net periodic benefit costs for the three and nine months ended September 30, 2016 also excludes $8 million of pension settlement charges related to businesses the Company previously disposed of. These amounts have been reflected in Discontinued Operations, net of tax, in the Consolidated Statement of Operations.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	RESTRUCTURING AND SEVERANCE COSTS

The Company’s Restructuring and severance costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations and real estate consolidations. Restructuring and severance costs expensed as incurred for the three and nine months ended September 30, 2016 and 2015 are as follows (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Turner	$8	$5	$15	$23
Home Box Office	—	—	41	5
Warner Bros.	1	1	6	3
Corporate	2	3	2	—

Total restructuring and severance costs	$11	$9	$64	$31

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
2016 initiatives	$11	$—	$63	$—
2015 and prior initiatives	—	9	1	31

Total restructuring and severance costs	$11	$9	$64	$31

Selected information relating to accrued restructuring and severance costs is as follows (millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2015	$239	$14	$253
Net accruals	63	1	64
Cash paid	(156)	(7)	(163)

Remaining liability as of September 30, 2016	$146	$8	$154

As of September 30, 2016, of the remaining $154 million liability, $99 million was classified as a current liability in the Consolidated Balance Sheet, with the remaining $55 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2019.

14.	SEGMENT INFORMATION

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information as to the Revenues, intersegment revenues, Operating Income (Loss) and Assets of Time Warner’s reportable segments is set forth below (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Turner	$2,610	$2,398	$8,526	$7,935
Home Box Office	1,426	1,367	4,399	4,203
Warner Bros.	3,402	3,190	9,169	9,687
Intersegment eliminations	(271)	(391)	(667)	(786)

Total revenues	$7,167	$6,564	$21,427	$21,039

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Intersegment Revenues
Turner	$25	$23	$79	$81
Home Box Office	(3)	4	2	22
Warner Bros.	249	364	586	683

Total intersegment revenues	$271	$391	$667	$786

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Income (Loss)
Turner	$1,162	$1,072	$3,531	$3,310
Home Box Office	530	519	1,488	1,485
Warner Bros.	428	385	1,160	1,050
Corporate	(95)	(64)	(330)	(257)
Intersegment eliminations	(11)	(78)	7	(109)

Total operating income	$2,014	$1,834	$5,856	$5,479

			September 30, 2016	December 31, 2015
Assets
Turner			$26,008	$25,559
Home Box Office			14,470	14,314
Warner Bros.			21,519	20,699
Corporate			3,767	3,276

Total assets			$65,764	$63,848

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.	COMMITMENTS AND CONTINGENCIES

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

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized at September 30, 2016. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has estimated a range of possible loss for legal claims for which the Company has determined a loss is probable or reasonably possible, including the matter disclosed above. The Company believes the estimate of the aggregate range of possible loss for such matters in excess of accrued liabilities is between $0 and $100 million at September 30, 2016. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

Income Tax Uncertainties

During the nine months ended September 30, 2016, the Company recorded net decreases to income tax reserves of approximately $55 million. During this period, the Company recorded increases to income tax reserves of approximately $95 million that increased the effective tax rate for continuing operations as well as decreases of approximately $40 million related to discontinued foreign operations. In addition, during this period, the Company recorded net increases to interest reserves related to the income tax reserves of approximately $35 million.

In the Company’s judgment, uncertainties related to certain tax matters are reasonably possible of being resolved during the next twelve months. The effect of such resolution, which could vary based on the final terms and timing of actual settlements with taxing authorities, is estimated to be a reduction of recorded unrecognized tax benefits ranging from $0 to $15 million, most of which would decrease the Company’s effective tax rate.

16.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. The transactions that generate revenue and expenses primarily relate to the licensing by the Warner Bros. segment of content to The CW broadcast network, Hulu, and certain international networks, including networks owned by CME. Transactions that generate interest income and other income primarily relate to financing transactions with CME. Amounts included in the consolidated financial statements resulting from transactions with related parties consist of (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$112	$66	$351	$289
Expenses	(1)	(1)	(2)	(3)
Interest income	26	33	94	93
Other income	2	5	11	13

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17.	ADDITIONAL FINANCIAL INFORMATION

Additional financial information with respect to cash payments and receipts, Interest expense, net, Other loss, net, Accounts payable and accrued liabilities and Other noncurrent liabilities is as follows (millions):

	Nine Months Ended September 30,
	2016	2015
Cash Flows
Cash payments made for interest	$(1,013)	$(918)
Interest income received	110	29

Cash interest payments, net	$(903)	$(889)

Cash payments made for income taxes	$(819)	$(830)
Income tax refunds received	124	108
TWC tax sharing payments (a)	—	(4)

Cash tax payments, net	$(695)	$(726)

(a)	Represents net amounts paid to TWC in accordance with a tax sharing agreement with TWC.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest Expense, Net
Interest income	$52	$52	$171	$161
Interest expense	(350)	(346)	(1,045)	(1,035)

Total interest expense, net	$(298)	$(294)	$(874)	$(874)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Other Loss, Net
Investment gains (losses), net	$57	$15	$93	$(70)
Loss on equity method investees	(59)	(35)	(261)	(130)
Premiums paid and costs incurred on debt redemption	—	(21)	—	(72)
Other	(25)	(13)	(30)	(24)

Total other loss, net	$(27)	$(54)	$(198)	$(296)

			September 30, 2016	December 31, 2015
Accounts Payable and Accrued Liabilities
Accounts payable			$554	$653
Other accrued expenses			1,711	1,946
Participations payable			2,498	2,422
Programming costs payable			792	712
Accrued compensation			855	957
Accrued interest			367	341
Accrued income taxes			130	157

Total accounts payable and accrued liabilities			$6,907	$7,188

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2016	December 31, 2015
Other Noncurrent Liabilities
Noncurrent tax and interest reserves	$1,568	$1,535
Participations payable	1,621	1,512
Programming costs payable	901	816
Noncurrent pension and post-retirement liabilities	1,112	908
Deferred compensation	477	471
Other noncurrent liabilities	780	556

Total other noncurrent liabilities	$6,459	$5,798

Accounting for Collaborative Arrangements

The Company’s collaborative arrangements primarily relate to arrangements entered into with third parties to jointly finance and distribute theatrical productions and an arrangement entered into with CBS Broadcasting, Inc. (“CBS”) and The National Collegiate Athletic Association (the “NCAA”).

For the Company’s collaborative arrangements entered into with third parties to jointly finance and distribute theatrical productions, net participation costs of $74 million were recorded in Costs of revenues for both the three months ended September 30, 2016 and 2015 and $192 million and $322 million were recorded in Costs of revenues for the nine months ended September 30, 2016 and 2015, respectively.

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

September 30, 2016

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
ASSETS
Current assets
Cash and equivalents	$1,492	$19	$797	$—	$2,308
Receivables, net	16	1,248	6,787	(20)	8,031
Inventories	—	554	1,373	(12)	1,915
Prepaid expenses and other current assets	513	54	443	—	1,010

Total current assets	2,021	1,875	9,400	(32)	13,264
Noncurrent inventories and theatrical film and television production costs	—	1,959	6,336	(99)	8,196
Investments in amounts due to and from consolidated subsidiaries	47,265	11,606	13,064	(71,935)	—
Investments, including available-for-sale securities	279	440	2,558	(6)	3,271
Property, plant and equipment, net	51	389	2,042	—	2,482
Intangible assets subject to amortization, net	—	—	809	—	809
Intangible assets not subject to amortization	—	2,007	4,998	—	7,005
Goodwill	—	9,880	17,814	—	27,694
Other assets	507	366	2,397	(227)	3,043

Total assets	$50,123	$28,522	$59,418	$(72,299)	$65,764

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$700	$770	$5,483	$(46)	$6,907
Deferred revenue	—	64	591	(75)	580
Debt due within one year	38	12	2	—	52

Total current liabilities	738	846	6,076	(121)	7,539
Long-term debt	20,531	3,880	8	—	24,419
Deferred income taxes	2,603	2,920	2,229	(5,149)	2,603
Deferred revenue	—	23	413	—	436
Other noncurrent liabilities	1,973	2,057	3,779	(1,350)	6,459
Redeemable noncontrolling interest	—	—	29	—	29
Equity
Due to (from) Time Warner Inc. and subsidiaries	—	(51,920)	205	51,715	—
Other shareholders’ equity	24,278	70,716	46,678	(117,394)	24,278

Total Time Warner Inc. shareholders’ equity	24,278	18,796	46,883	(65,679)	24,278
Noncontrolling interest	—	—	1	—	1

Total equity	24,278	18,796	46,884	(65,679)	24,279

Total liabilities and equity	$50,123	$28,522	$59,418	$(72,299)	$65,764

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended September 30, 2016

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$1,767	$5,612	$(212)	$7,167
Costs of revenues	—	(754)	(3,303)	184	(3,873)
Selling, general and administrative	(74)	(264)	(865)	24	(1,179)
Amortization of intangible assets	—	—	(48)	—	(48)
Restructuring and severance costs	(1)	(4)	(6)	—	(11)
Asset impairments	—	—	(30)	—	(30)
Gain (loss) on operating assets, net	—	—	(12)	—	(12)

Operating income	(75)	745	1,348	(4)	2,014
Equity in pretax income (loss) of consolidated subsidiaries	2,018	1,354	503	(3,875)	—
Interest expense, net	(241)	(76)	17	2	(298)
Other loss, net	(13)	3	(14)	(3)	(27)

Income from continuing operations before income taxes	1,689	2,026	1,854	(3,880)	1,689
Income tax provision	(217)	(349)	(259)	608	(217)

Income from continuing operations	1,472	1,677	1,595	(3,272)	1,472
Discontinued operations, net of tax	(5)	—	—	—	(5)

Net income attributable to Time Warner Inc. shareholders	$1,467	$1,677	$1,595	$(3,272)	$1,467

Comprehensive income attributable to Time Warner Inc. shareholders	$1,300	$1,520	$1,555	$(3,075)	$1,300

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended September 30, 2015

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$1,673	$5,031	$(140)	$6,564
Costs of revenues	—	(699)	(2,937)	110	(3,526)
Selling, general and administrative	(51)	(267)	(850)	25	(1,143)
Amortization of intangible assets	—	—	(47)	—	(47)
Restructuring and severance costs	(3)	—	(6)	—	(9)
Asset impairments	(6)	—	(1)	—	(7)
Gain (loss) on operating assets, net	—	2	—	—	2

Operating income	(60)	709	1,190	(5)	1,834
Equity in pretax income (loss) of consolidated subsidiaries	1,818	1,179	478	(3,475)	—
Interest expense, net	(249)	(78)	31	2	(294)
Other loss, net	(23)	(5)	(27)	1	(54)

Income from continuing operations before income taxes	1,486	1,805	1,672	(3,477)	1,486
Income tax provision	(452)	(547)	(501)	1,048	(452)

Net income	$1,034	$1,258	$1,171	$(2,429)	$1,034
Less Net loss attributable to noncontrolling interests	1	1	1	(2)	1

Net income attributable to Time Warner Inc. shareholders	$1,035	$1,259	$1,172	$(2,431)	$1,035

Comprehensive income	$1,038	$1,233	$1,185	$(2,418)	$1,038
Less Comprehensive loss attributable to noncontrolling interests	1	1	1	$(2)	1

Comprehensive income attributable to Time Warner Inc. shareholders	$1,039	$1,234	$1,186	$(2,420)	$1,039

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Nine Months Ended September 30, 2016

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$5,655	$16,396	$(624)	$21,427
Costs of revenues	—	(2,562)	(9,651)	495	(11,718)
Selling, general and administrative	(274)	(875)	(2,658)	119	(3,688)
Amortization of intangible assets	—	—	(143)	—	(143)
Restructuring and severance costs	(1)	(44)	(19)	—	(64)
Asset impairments	(4)	—	(31)	—	(35)
Gain (loss) on operating assets, net	—	—	77	—	77

Operating income	(279)	2,174	3,971	(10)	5,856
Equity in pretax income (loss) of consolidated subsidiaries	5,939	3,996	1,432	(11,367)	—
Interest expense, net	(725)	(227)	73	5	(874)
Other loss, net	(151)	3	(47)	(3)	(198)

Income from continuing operations before income taxes	4,784	5,946	5,429	(11,375)	4,784
Income tax provision	(1,187)	(1,521)	(1,409)	2,930	(1,187)

Income from continuing operations	3,597	4,425	4,020	(8,445)	3,597
Discontinued operations, net of tax	35	40	40	(80)	35

Net income	3,632	4,465	4,060	(8,525)	3,632
Less Net loss attributable to noncontrolling interests	1	1	1	(2)	1

Net income attributable to Time Warner Inc. shareholders	$3,633	$4,466	$4,061	$(8,527)	$3,633

Comprehensive income	$3,464	$4,315	$4,008	$(8,323)	$3,464
Less Comprehensive loss attributable to noncontrolling interests	1	1	1	(2)	1

Comprehensive income attributable to Time Warner Inc. shareholders	$3,465	$4,316	$4,009	$(8,325)	$3,465

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Nine Months Ended September 30, 2015

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$5,305	$16,251	$(517)	$21,039
Costs of revenues	—	(2,361)	(9,866)	425	(11,802)
Selling, general and administrative	(235)	(815)	(2,609)	79	(3,580)
Amortization of intangible assets	—	—	(138)	—	(138)
Restructuring and severance costs	(3)	(14)	(14)	—	(31)
Asset impairments	(6)	—	(2)	—	(8)
Gain (loss) on operating assets, net	—	2	(3)	—	(1)

Operating income	(244)	2,117	3,619	(13)	5,479
Equity in pretax income (loss) of consolidated subsidiaries	5,408	3,610	1,408	(10,426)	—
Interest expense, net	(741)	(234)	95	6	(874)
Other loss, net	(114)	18	(197)	(3)	(296)

Income from continuing operations before income taxes	4,309	5,511	4,925	(10,436)	4,309
Income tax provision	(1,371)	(1,692)	(1,565)	3,257	(1,371)

Income from continuing operations	2,938	3,819	3,360	(7,179)	2,938
Discontinued operations, net of tax	37	37	37	(74)	37

Net income	2,975	3,856	3,397	(7,253)	2,975
Less Net loss attributable to noncontrolling interests	1	1	1	(2)	1

Net income attributable to Time Warner Inc. shareholders	$2,976	$3,857	$3,398	$(7,255)	$2,976

Comprehensive income	$2,747	$3,741	$3,173	$(6,914)	$2,747
Less Comprehensive loss attributable to noncontrolling interests	1	1	1	(2)	1

Comprehensive income attributable to Time Warner Inc. shareholders	$2,748	$3,742	$3,174	$(6,916)	$2,748

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Nine Months Ended September 30, 2016

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$3,632	$4,465	$4,060	$(8,525)	$3,632
Less Discontinued operations, net of tax	(35)	(40)	(40)	80	(35)

Net income from continuing operations	3,597	4,425	4,020	(8,445)	3,597
Adjustments for noncash and nonoperating items:
Depreciation and amortization	8	78	416	—	502
Amortization of film and television costs	—	2,018	3,889	(23)	5,884
Asset impairments	4	—	31	—	35
(Gain) loss on investments and other assets, net	8	1	(83)	(1)	(75)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(5,939)	(3,996)	(1,432)	11,367	—
Equity in losses of investee companies, net of cash distributions	2	—	289	2	293
Equity-based compensation	68	60	73	—	201
Deferred income taxes	267	223	202	(425)	267
Changes in operating assets and liabilities, net of acquisitions	170	(1,330)	(3,532)	(2,468)	(7,160)
Intercompany	—	2,582	(2,582)	—	—

Cash provided by operations from continuing operations	(1,815)	4,061	1,291	7	3,544
Cash used by operations from discontinued operations	—	—	(10)	—	(10)

Cash provided by operations	(1,815)	4,061	1,281	7	3,534

INVESTING ACTIVITIES
Investments in available-for-sale securities	(2)	—	(5)	—	(7)
Investments and acquisitions, net of cash acquired	(23)	(54)	(898)	—	(975)
Capital expenditures	(8)	(55)	(207)	—	(270)
Investment proceeds from available-for-sale securities	1	—	—	—	1
Advances to (from) parent and consolidated subsidiaries	4,317	(263)	—	(4,054)	—
Other investment proceeds	15	17	220	—	252

Cash used by investing activities	4,300	(355)	(890)	(4,054)	(999)

FINANCING ACTIVITIES
Borrowings	940	—	2	—	942
Debt repayments	(150)	(150)	(4)	—	(304)
Proceeds from exercise of stock options	127	—	—	—	127
Excess tax benefit from equity instruments	59	—	—	—	59
Principal payments on capital leases	—	(10)	(1)	—	(11)
Repurchases of common stock	(2,119)	—	—	—	(2,119)
Dividends paid	(954)	—	—	—	(954)
Other financing activities	128	(36)	(207)	(7)	(122)
Change in due to/from parent and investment in segment	—	(3,779)	(275)	4,054	—

Cash used by financing activities	(1,969)	(3,975)	(485)	4,047	(2,382)

INCREASE IN CASH AND EQUIVALENTS	516	(269)	(94)	—	153
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	976	288	891	—	2,155

CASH AND EQUIVALENTS AT END OF PERIOD	$1,492	$19	$797	$—	$2,308

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Nine Months Ended September 30, 2015

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$2,975	$3,856	$3,397	$(7,253)	$2,975
Less Discontinued operations, net of tax	(37)	(37)	(37)	74	(37)

Net income from continuing operations	2,938	3,819	3,360	(7,179)	2,938
Adjustments for noncash and nonoperating items:
Depreciation and amortization	10	80	411	—	501
Amortization of film and television costs	—	1,849	3,914	(24)	5,739
Asset impairments	6	—	2	—	8
(Gain) loss on investments and other assets, net	26	(21)	66	—	71
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(5,408)	(3,610)	(1,408)	10,426	—
Equity in losses of investee companies, net of cash distributions	(8)	—	164	4	160
Equity-based compensation	35	52	67	—	154
Deferred income taxes	(176)	(173)	(97)	270	(176)
Changes in operating assets and liabilities, net of acquisitions	757	(192)	(3,466)	(3,493)	(6,394)
Intercompany	—	1,833	(1,833)	—	—

Cash provided by operations from continuing operations	(1,820)	3,637	1,180	4	3,001
Cash used by operations from discontinued operations	7	—	(11)	—	(4)

Cash provided by operations	(1,813)	3,637	1,169	4	2,997

INVESTING ACTIVITIES
Investments in available-for-sale securities	(22)	—	(19)	—	(41)
Investments and acquisitions, net of cash acquired	(33)	(1)	(310)	—	(344)
Capital expenditures	(12)	(49)	(189)	—	(250)
Investment proceeds from available-for-sale securities	1	—	—	—	1
Advances to (from) parent and consolidated subsidiaries	4,022	275	—	(4,297)	—
Other investment proceeds	34	72	27	—	133

Cash used by investing activities	3,990	297	(491)	(4,297)	(501)

FINANCING ACTIVITIES
Borrowings	2,865	—	12	—	2,877
Debt repayments	(2,100)	—	(241)	—	(2,341)
Proceeds from exercise of stock options	148	—	—	—	148
Excess tax benefit from equity instruments	141	—	—	—	141
Principal payments on capital leases	—	(7)	(1)	—	(8)
Repurchases of common stock	(3,030)	—	—	—	(3,030)
Dividends paid	(869)	—	—	—	(869)
Other financing activities	(83)	(21)	(152)	(2)	(258)
Change in due to/from parent and investment in segment	—	(4,122)	(173)	4,295	—

Cash used by financing activities	(2,928)	(4,150)	(555)	4,293	(3,340)

INCREASE IN CASH AND EQUIVALENTS	(751)	(216)	123	—	(844)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,623	290	705	—	2,618

CASH AND EQUIVALENTS AT END OF PERIOD	$872	$74	$828	$—	$1,774

Part II. Other Information

Item 1A. Risk Factors.

Except as disclosed below, there have been no material changes in the Company’s risk factors as previously disclosed in Part I, Item 1A. Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The proposed acquisition of Time Warner by AT&T may cause disruption in Time Warner’s business.

On October 22, 2016, the Company entered into the merger agreement with AT&T, pursuant to which Time Warner will combine with AT&T in a stock-and-cash transaction. The merger agreement generally requires the Company to operate its business in the ordinary course pending consummation of the proposed merger and restricts the Company, without AT&T’s consent, from taking certain specified actions until the merger is completed. These restrictions may affect the Company’s ability to execute its business strategies and attain its financial and other goals and may impact its financial condition, results of operations and cash flows.

In connection with the pending merger, current and prospective employees of Time Warner may experience uncertainty about their future roles with the combined company following the merger, which may materially adversely affect the ability of Time Warner to attract and retain key personnel while the merger is pending. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the merger, and may depart prior to payments that may be due pursuant to the retention plan put in place in connection with the merger. Accordingly, no assurance can be given that Time Warner will be able to attract and retain key employees to the same extent that Time Warner has been able to in the past.

The proposed merger further could cause disruptions to the Company’s business or business relationships, which could have an adverse impact on results of operations. Parties with which the Company has business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with the Company. Parties with whom the Company otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The pursuit of the merger and the preparation for the integration may place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect the Company’s financial results.

The Company also could be subject to litigation related to the proposed merger, which could result in significant costs and expenses. In addition to potential litigation-related expenses, the Company has incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed merger, and many of these fees and costs are payable regardless of whether or not the proposed merger is consummated.

Failure to complete the merger in a timely manner or at all could negatively impact the market price of the Time Warner common stock, as well as the Company’s future business and its financial condition, results of operations and cash flows.

The Company currently anticipates the merger will close before year-end 2017, but it cannot be certain when or if the conditions for the proposed merger will be satisfied or (if permissible under applicable law) waived. The merger cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived, including the adoption of the merger agreement by the holders of Time Warner common stock and the receipt of required antitrust and other regulatory approvals. In the event that the merger is not completed for any reason, the holders of Time Warner common stock will not receive any payment for their shares of Time Warner common stock in connection with the proposed merger. Instead, Time Warner will remain an independent public company and holders of Time Warner common stock will continue to own their shares of Time Warner common stock.

Additionally, if the merger is not consummated in a timely manner or at all, Time Warner’s ongoing business may be adversely affected as follows:

•	Time Warner may experience negative reactions from financial markets and the stock price could decline;
•	it may experience negative reactions from employees, customers, suppliers or other third parties;
•	management’s focus would have been diverted from pursuing other opportunities that could have been beneficial to Time Warner; and
•	the costs of pursuing the merger may be higher than anticipated and would be born entirely by Time Warner.

If the merger with AT&T is not completed, there can be no assurance that these risks will not materialize and will not materially adversely affect Time Warner’s stock price, business, financial conditions, results of operations or cash flows.

Time Warner and AT&T may be unable to obtain the approvals required to complete the proposed merger.

The consummation of the proposed merger is subject to the satisfaction or waiver of certain closing conditions, including Time Warner stockholder approval and receipt of certain domestic and foreign antitrust and other regulatory approvals. If Time Warner and AT&T are unable to obtain these approvals, they may be unable to consummate the proposed merger. In addition, AT&T’s obligation to consummate the merger is subject to the condition that the required regulatory approvals be obtained without the imposition of certain divestiture requirements, capital expenditure requirements or other specified adverse effects. As a result, there can be no assurance that the various closing conditions will be satisfied and the proposed merger will be completed or that any required conditions will not materially adversely affect the combined company following the consummation of the merger or will not result in the abandonment or delay of the proposed merger.

The merger agreement contains provisions that could discourage a potential competing acquirer of Time Warner.

The merger agreement contains “no shop” provisions that, subject to limited exceptions, restrict Time Warner’s ability to solicit, initiate, or knowingly encourage and facilitate competing third-party proposals for the acquisition of its stock or assets. In addition, before the Time Warner board of directors withdraws, qualifies or modifies its recommendation of the proposed merger with AT&T or terminates the merger agreement to enter into a third-party acquisition proposal, AT&T generally has an opportunity to offer to modify the terms of the proposed merger. In some circumstances, upon termination of the merger agreement, Time Warner will be required to pay a termination fee of $1.725 billion.

These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of Time Warner from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the merger, or might otherwise result in a potential third-party acquirer proposing to pay a lower price to Time Warner stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

If the merger agreement is terminated and Time Warner decides to seek another business combination, it may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the merger agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended September 30, 2016.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2016 - July 31, 2016	2,880,982	$77.26	2,880,982	$3,352,725,690
August 1, 2016 - August 31, 2016	3,221,335	$79.48	3,221,335	$3,096,701,989
September 1, 2016 - September 30, 2016	3,026,784	$77.23	3,026,784	$2,862,933,330

Total	9,129,101	$78.04	9,129,101	$2,862,933,330

(1)	These amounts do not give effect to any fees, commissions or other costs associated with the share repurchases.
(2)

On February 10, 2016, the Company announced that its Board of Directors had authorized a total of $5.0 billion in share repurchases beginning January 1, 2016, including the approximately $902 million remaining at December 31, 2015 from the prior $5.0 billion authorization. Purchases under the stock repurchase program could be made on the open market or in privately negotiated transactions., with the size and timing of these purchases based on a number of factors, including price and business and market conditions. The Company has repurchased shares of its common stock pursuant to trading plans under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. In connection with entering into the Merger Agreement, the Company discontinued share repurchases.

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

TIME WARNER INC. (Registrant)

/s/ Howard M. Averill
Date: November 2, 2016	Name: Howard M. Averill
Title: Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of October 22, 2016, among Time Warner Inc., AT&T Inc. and West Merger Sub, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 22, 2016).*

3.1	By-laws of Time Warner Inc. as amended through October 22, 2016.

10.1	Form of Special Retention Stock Units Agreement—2017 (for use from October 22, 2016 for special retention awards to executive officers under the 2013 Stock Incentive Plan).+

10.2	Form of Special Retention Stock Units Agreement—2018 (for use from October 22, 2016 for special retention awards to executive officers under the 2013 Stock Incentive Plan).+

10.3	Letter Agreement made October 22, 2016 between the Registrant and Howard Averill.+

10.4	Letter Agreement made October 22, 2016 between the Registrant and Paul T. Cappuccio.+

10.5	Letter Agreement made October 22, 2016 between the Registrant and Olaf Olafsson.+

10.6	Amended and Restated Employment Agreement made October 22, 2016, effective as of January 1, 2017, between the Registrant and Gary Ginsberg.+

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016. †

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet at September 30, 2016 and December 31, 2015, (ii) Consolidated Statement of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2016 and 2015, (v) Consolidated Statement of Equity for the three and nine months ended September 30, 2016 and 2015, (vi) Notes to Consolidated Financial Statements and (vii) Supplementary Information—Condensed Consolidating Financial Statements.

*	Incorporated by reference.
+	This exhibit is a management contract or compensation plan or arrangement.
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