Form 10-K
period 2016-12-31
TIME WARNER INC.
filed 2017-02-23
CIK 1105705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of the close of business on February 17, 2017, there were 774,334,281 shares of the registrant’s Common Stock outstanding. The aggregate market value of the registrant’s voting and non-voting common equity securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 30, 2016) was approximately $56.86 billion.

Documents Incorporated by Reference:

Description of document	Part of the Form 10-K
Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2017 Annual Meeting of Stockholders	Part III (Item 10 through Item 14) (Portions of Items 10 and 12 are not incorporated by reference and are provided herein)

PART I

Item 1. Business.

Time Warner Inc. (the “Company” or “Time Warner”), a Delaware corporation, is a leading media and entertainment company. The Company classifies its businesses into the following three reportable segments:

•	Turner, consisting principally of cable networks and digital media properties;

•	Home Box Office, consisting principally of premium pay television and OTT services (as defined below) domestically and premium pay, basic tier television and OTT services internationally; and

•	Warner Bros., consisting principally of television, feature film, home video and videogame production and distribution.

For more information about the Company’s reportable segments, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Overview.”

As used in this report, the term “affiliates” refers to distributors that deliver packages of networks to their subscribers, including cable system operators, satellite service distributors and telephone companies (“traditional affiliates”) and virtual multichannel video programming distributors (“virtual MVPDs”); and the term “OTT services” refers to services that deliver video content to consumers over the Internet and includes subscription video-on-demand (“SVOD”) services and advertising-supported VOD (“AVOD”) services such as social media platforms and user-generated content digital platforms, but does not include virtual MVPDs.

On October 22, 2016, Time Warner entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AT&T Inc. (“AT&T”), West Merger Sub, Inc. and West Merger Sub II, LLC, pursuant to which Time Warner will combine with AT&T in a stock-and-cash transaction. The Merger Agreement has been approved unanimously by the boards of directors of both companies. Time Warner shareholders adopted the Merger Agreement at a special meeting of shareholders held on February 15, 2017. Subject to the satisfaction of the remaining conditions in the Merger Agreement, upon consummation of the merger, Time Warner’s shareholders will receive per share consideration consisting of $53.75 in cash and a specified number of shares of AT&T stock, as set forth in the Merger Agreement and determined by reference to the average of the volume weighted averages of the trading price of AT&T common stock on the New York Stock Exchange (“NYSE”) on each of the 15 consecutive NYSE trading days ending on and including the trading day that is three trading days prior to the closing of the merger (the “Average Stock Price”). The stock portion of the per share consideration will be subject to a collar such that if the Average Stock Price is between $37.411 and $41.349, Time Warner shareholders will receive shares of AT&T stock equal to $53.75 in value for each share of Time Warner common stock. If the Average Stock Price is below $37.411, Time Warner’s shareholders will receive 1.437 AT&T shares for each share of Time Warner common stock. If the Average Stock Price is above $41.349, Time Warner shareholders will receive 1.300 AT&T shares for each share of Time Warner common stock. The merger is conditioned on the receipt of certain antitrust and other required regulatory consents. The merger is expected to close before year-end 2017.

Time Warner’s business is focused on the production and distribution of high-quality video content to take advantage of growing global demand. Time Warner’s businesses work together to leverage their strong brands, distinctive intellectual property and global scale to produce and distribute content that resonates deeply with consumers. As the television industry continues to evolve, with developments in technology, rapid growth of new video services and shifting consumer viewing habits, Time Warner is well-positioned to address and capitalize on these changes. Accordingly, the Company is focused on both strengthening its position within the traditional TV ecosystem and pursuing growth opportunities outside the ecosystem, including increasing the content and services offered directly to consumers.

Within the traditional TV ecosystem, the Company is a leader in improving the value of traditional multichannel video service subscriptions for consumers and affiliates. The Company is continuing to increase its investment in high-quality distinctive programming, make more of its content available on-demand and on a growing variety of devices and invest in technology to enhance the consumer experience. To make television advertising on Turner’s networks more attractive and valuable to advertisers and more relevant to consumers, Turner is pursuing a number of initiatives, including developing new advertising offerings that use data and analytics to enable advertisers to better reach their target audiences and improve their ability to measure the effectiveness of their advertisements.

The Company is also capitalizing on growth opportunities outside the traditional TV ecosystem by increasing its investments in new digital products and technologies, including launching OTT services, as well as investing in and obtaining distribution of its content through other companies’ OTT services. To support this effort, Time Warner is investing in content that will appeal to consumers who view it in a multi-platform, on-demand environment and building technological capabilities, such as in data analytics, video transport and digital product management. In addition, the Company is focused on increasing the digital sales and rentals of its film and television content and is a leader in various initiatives designed to make digital ownership of content more compelling for consumers.

The merger with AT&T is consistent with the Company’s strategy of ensuring that its content is available to consumers on a wide range of distribution platforms. The Company expects the merger will accelerate the Company’s efforts to spur innovation in the media industry and improve the consumer experience in pay television bundles by creating compelling consumer offerings and developing more targeted advertising offerings, and it will accelerate and reduce the risk in Time Warner’s strategy to distribute content through other online and mobile services, including those offered directly to consumers.

At December 31, 2016, the Company had a total of approximately 25,000 employees.

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

TURNER

Turner creates and programs branded news, entertainment, sports and kids multi-platform content for consumers around the world. Turner operates more than 175 channels globally. In the U.S., its networks and related businesses and brands include TNT, TBS, Adult Swim, truTV, Turner Classic Movies, Turner Sports, Bleacher Report, the NBA and NCAA digital properties, Cartoon Network, Boomerang, CNN, the CNN digital network, HLN and iStreamPlanet. Outside the U.S., Turner’s portfolio of brands and digital businesses reaches consumers in more than 200 countries and territories.

Turner’s programming is primarily distributed by affiliates and is available to subscribers of the affiliates for viewing live and on demand on television and on various Internet-connected devices through the affiliates’ services and Turner’s network apps. Turner is also pursuing non-traditional distribution options for its programming. In November 2016, Turner launched its first domestic SVOD service, FilmStruck, aimed at arthouse film enthusiasts. Some of Turner’s programming is also available on other companies’ OTT services.

Turner’s digital properties consist of its own digital properties and those it manages and/or operates for sports leagues where Turner holds the related programming rights. Turner’s CNN digital network is the leading digital news destination, based on the number of average monthly domestic multi-platform unique visitors for the year ended December 31, 2016, and Turner’s Bleacher Report was the leading digital sports destination across Facebook, Instagram and Twitter for the year ended December 31, 2016 (based on data sourced from CrowdTangle). Turner’s other digital properties include its apps for CNN, TBS, TNT, Adult Swim and Cartoon Network, which enable viewers who subscribe to those networks through an affiliate to view the network programming live and on demand through the apps, as well as tntdrama.com, TBS.com, adultswim.com and cartoonnetwork.com. Digital properties Turner manages and/or operates for sports leagues include NBA.com, the NBA app, NCAA.com, the NCAA March Madness Live app and PGA.com.

Turner continues to focus on improving the value of traditional multichannel video service subscriptions for consumers and affiliates and enhancing the value of television advertising for advertisers. It is strengthening the programming on its cable networks by increasing its investment in high-quality original programming, modifying the mix of programming on its networks to increase the amount of original programming and re-branding some of its networks. In 2016, Turner launched rebrands of TNT and TBS, shifting its programming toward high-quality distinctive original series that are aimed at engaging younger audiences across multiple viewing platforms. In addition, over the past several years, Turner has broadened the scope of CNN’s programming to include compelling storytelling about important events, people and places through original programming, long-form documentaries and films and has strengthened the programming at truTV, where it has rebranded the network to focus on comedy-driven reality and scripted series aimed at young adults. Turner also is continuing to expand the amount of its programming available on demand to its affiliates’ subscribers, including complete current seasons of programming from Turner’s networks. As part of its efforts to deliver more value to advertisers and improve the consumer experience, Turner continues to support industry efforts to improve the measurement of viewing and audience engagement across all platforms and is offering new data- and analytics-driven advertising products to enable advertisers to better reach their target audiences and measure the effectiveness of their advertisements, while making advertisements more relevant to consumers. In addition, in 2016, Turner began reducing the advertising loads on primetime original programs on truTV and on certain new original series on TNT.

Turner is also increasing its investments in new digital technology and products and different types of content to capitalize on growth opportunities outside the traditional TV ecosystem. To improve its digital streaming capabilities, in 2015, Turner acquired a majority ownership interest in iStreamPlanet Co., LLC (“iStreamPlanet”), a provider of streaming and cloud-based video and technology services that specializes in streaming large scale, live sporting events. In November 2016, Turner launched its first domestic SVOD service, FilmStruck, which offers contemporary and classic arthouse, independent and foreign films and related content. Turner is also developing content for distribution outside the traditional television ecosystem. These initiatives include Great Big Story, an independent storytelling brand that creates original digital content aimed at urban millennial audiences and is distributed via social media platforms, and Super Deluxe, a comedy-focused digital production studio that produces content for its own audiences on social media platforms, as well as other programming distributors and sponsors. Turner is also increasingly investing in programming for its networks that will engage audiences across multiple platforms.

Turner is continuing to increase its scale and strengthen its competitive position internationally through strategic regional channel launches, partnerships and acquisitions in key territories, and it is placing greater emphasis on creating local programming to strengthen its brands internationally.

Entertainment

Domestic Entertainment

Turner’s domestic entertainment networks collectively provide a blend of original series, acquired series and movies, sports and reality programming. For the year ended December 31, 2016, Turner’s TBS, TNT and Adult Swim were three of the top five primetime advertising-supported cable networks among adults 18-49 in the U.S., and Adult Swim was the top advertising-supported cable network in total day among adults 18-34 in the U.S. In 2016, Adult Swim received three Primetime Emmy Awards. Turner has been increasing the amount of original programming on TNT and TBS, and it plans to continue to do so over the next several years. Ownership of a larger portion of its content provides Turner the flexibility to offer consumers access to more of its content through on demand platforms and take advantage of increasing licensing opportunities both domestically and internationally. In addition, Turner has made significant investments in premium sports programming and motion pictures that air on its entertainment networks, including licensing the cable network television rights to popular films from franchises such as Warner Bros.’ franchise films based on DC Entertainment characters and the Star Wars, Marvel Comics and The Hunger Games film franchises, all of which will air exclusively on TBS and TNT. As described above, Turner began reducing the advertising loads for certain programs on truTV and TNT in 2016.

TNT

TNT is focused on distinctive dramas and is home to syndicated series and a growing roster of original series, as well as sports and network premiere motion pictures. As of December 2016, TNT reached 91.0 million domestic television households as reported by Nielsen Media Research (“Nielsen”). For the 2016-2017 season, TNT’s returning original series include The Last Ship, The Librarians and Major Crimes, and its new original series include Animal Kingdom and Good Behavior. For the 2016-2017 season, TNT’s syndicated series include Bones, Castle, Charmed, Grimm and Supernatural. The network’s upcoming slate includes several new original dramas, including The Alienist, Claws and Will, many of which are co-produced and co-owned by Turner. TNT and TBS are home to the Screen Actors Guild Awards, and TNT, TBS and truTV are home to the iHeartRadio Music Awards.

TBS

TBS is focused on fresh comedies aimed at a younger audience, with a growing roster of original series, as well as sports and acquired television series and movies. As of December 2016, TBS reached 92.5 million domestic television households as reported by Nielsen. For the 2016-2017 season, TBS’ returning original series include American Dad, Angie Tribeca, The Detour and Wrecked, and its new original series include The Guest Book, People of Earth and Search Party. Syndicated series for the 2016-2017 season include 2 Broke Girls, The Big Bang Theory, Family Guy, Friends, New Girl and Seinfeld. TBS is also the home of the late night talk shows Conan and Full Frontal with Samantha Bee.

Adult Swim

Adult Swim is an evening and overnight block of programming airing on Turner’s Cartoon Network. As of December 2016, Adult Swim reached 91.6 million domestic television households as reported by Nielsen. Adult Swim is aimed at millennial audiences and offers original and syndicated animated and live-action comedy programming. For the 2016-2017 season, Adult Swim’s original series include Black Jesus, Check It Out with Dr. Steve Brule, Dream Corp, LLC., The Eric Andre Show, Infomercials, Mike Tyson Mysteries, Mr. Pickles, Rick & Morty, Robot Chicken, Samurai Jack, Squidbillies, Your Pretty Face is Going to Hell and The Venture Bros.

truTV

truTV focuses on comedy-driven reality and scripted series aimed at young adult audiences with the tag line “Funny because it’s tru.” As of December 2016, truTV reached 87.6 million domestic television households as reported by Nielsen. For the 2016-2017 season, truTV’s returning original series include Adam Ruins Everything, Billy on the Street, The Carbonaro Effect, Fameless, Hack My Life, Impractical Jokers and its first scripted series (Those Who Can’t), and its new original series include Greater Ever, I’m Sorry, Jon Glaser Loves Gear, Talk Show the Game Show and Upscale with Prentice Penny.

Turner Classic Movies

Turner Classic Movies is a commercial-free network that presents classic films from some of the largest film libraries in the world. Turner Classic Movies also offers interviews, original documentaries, specials and regular programming events that include “The Essentials,” “31 Days of Oscar” and “Summer Under the Stars.”

International Entertainment

Outside the U.S., Turner owns and/or operates regional entertainment networks providing a variety of programming, such as motion pictures and series, documentaries, fashion and lifestyle content, music videos, sports and travel. In Latin America, Turner is the number one provider of multichannel television in the region and owns and operates regional entertainment networks, including Glitz*, HTV, I-Sat, MuchMusic, Space, TBS, TCM, TNT, TNT Serie, truTV and Warner TV. Turner also owns and operates Chilevisión, a free-to-air television broadcaster in Chile, and Esporte Interativo, a Brazilian linear television channel and OTT service that airs sports programming, including programming from South American and European soccer leagues. Turner also operates several regional entertainment networks in Europe and the Middle East, including TCM, TNT, TNT Comedy, TNT Serie, TNT Film and truTV. In Asia, Turner operates several regional entertainment networks, including Oh!K, TCM and Warner TV in Hong Kong, HBO South Asia and WarnerTV in India, Oh!K, TCM, truTV and Warner TV in Indonesia and Singapore, and MondoTV and Tabi Channel in Japan.

Sports

Turner Sports produces award-winning sports programming and content for Turner’s TNT, TBS and truTV networks and related digital properties. Turner’s sports programming helps drive value across its networks in the form of higher affiliate fees, ratings and advertising rates as well as more promotional opportunities.

Turner’s sports programming features licensed programming from the National Basketball Association (“NBA”) through the 2024-2025 season, Major League Baseball (“MLB”) through 2021, The National Collegiate Athletic Association (the “NCAA”) for the Men’s Division I Basketball Tournament through 2032, and the Professional Golfers’ Association (“PGA”) through 2019. NBA games and PGA tournaments air on the TNT network, and MLB games air on the TBS network. TNT airs the studio program Inside the NBA and the reality competition series, The Dunk King. Turner also operates NBA TV, an advertising-supported cable network owned by the NBA, featuring NBA exhibition, regular season and playoff games and related programming. The NCAA Men’s Division I Basketball Tournament games air on the TNT, TBS and truTV networks and on the CBS network under an agreement among Turner, CBS Broadcasting, Inc. and the NCAA. In 2016, Turner’s networks carried the NCAA Final Four semifinal games and championship game and, after 2016, Turner’s networks and CBS will carry the NCAA Final Four semifinal games and championship game in alternate years. Turner also has partnered with WME|IMG to form ELEAGUE, a multiplayer competitive videogaming league. Live coverage of ELEAGUE gaming events and a weekly showcase program airs on TBS and live coverage of the events and related on-demand programming are also available through the Twitch OTT platform.

Bleacher Report is a leading digital sports property that provides team-specific sports content and real-time event coverage and provides Turner with cross-platform programming and marketing opportunities. For the year ended December 31, 2016, Bleacher Report’s Team Stream app was the most engaging sports app, with 147.5 average monthly minutes spent per visitor (based on data sourced from comScore Mobile Metrix). Turner also manages and operates NCAA.com, the NCAA March Madness Live app, which provides live and on-demand streaming video of games, NBA.com and the NBA app, which provide live streaming of games, and PGA.com.

Kids

Cartoon Network and Boomerang offer original, acquired and classic animated and live-action entertainment aimed at kids in the U.S. and international territories. Turner has been focused on significantly expanding its global kids business, increasing its collaboration with Warner Bros. on television programming based on Warner Bros.’ and DC Entertainment’s brands and characters and growing its consumer products business. The collaboration with Warner Bros. is intended to drive the success of Cartoon Network and Boomerang and foster broader global exposure for Warner Bros.’ existing brands and franchises while also helping launch new long-term franchises and increase consumer product sales. Warner Bros. is producing original animated programming based on its characters and brands for Cartoon Network and Boomerang, and Turner and Warner Bros. are jointly producing original animated programming such as Be Cool Scooby Doo, New Looney Tunes and The Tom and Jerry Show. Turner and Warner Bros. are also producing and distributing content for DC Super Hero Girls, a franchise centered on iconic female DC Entertainment characters.

Cartoon Network

Cartoon Network offers original and syndicated animated and live-action series and motion pictures for youth and families. As of December 2016, Cartoon Network reached 91.6 million domestic television households as reported by Nielsen. For the 2016-2017 season, Cartoon Network’s original animated series include Warner Bros.’ Be Cool, Scooby Doo, Justice League Action and Teen Titans Go!, as well as Adventure Time, The Amazing World of Gumball, Clarence, Mighty Magiswords, The Powerpuff Girls, Steven Universe, Uncle Grandpa and We Bare Bears.

Boomerang

Boomerang offers exclusive new original content from Warner Bros., as well as classic animated entertainment from the Warner Bros., Hanna-Barbera, MGM and Cartoon Network libraries, such as The Flintstones, The Jetsons, Pink Panther, Tom and Jerry and Yogi Bear. For the 2016-2017 season, Boomerang is offering exclusive new original series, such as Bunnicula, New Looney Tunes and The Tom and Jerry Show from Warner Bros., as well as Inspector Gadget and Mr. Bean.

Turner’s kids business is a key part of its international operations, and Cartoon Network is the number one kids network in several territories outside the U.S., including Australia, Brazil, Chile, Colombia, Italy, Mexico, South Africa and the Philippines. In addition to Cartoon Network and Boomerang, Turner’s kids networks outside the U.S. include Tooncast in Latin America, BOING and Cartoonito in Europe and the Middle East, and POGO and Toonami in Asia.

News

CNN

CNN is the original cable television news service. As of December 2016, CNN reached 92.3 million domestic television households as reported by Nielsen. As of December 31, 2016, CNN managed 39 news bureaus and editorial operations, 29 of which are located outside the U.S. Turner is focused on maintaining CNN’s leadership in worldwide breaking-news, investigative and political coverage while continuing to broaden the scope of its programming, including by increasing the number of original series and films, mini-series and documentaries. In 2016, CNN received seven Emmy Awards. For the 2016-2017 season, CNN’s news programs include Anderson Cooper 360o, CNN Tonight with Don Lemon, Erin Burnett OutFront, New Day and The Situation Room with Wolf Blitzer. CNN’s original series for the 2016-2017 season include Anthony Bourdain: Parts Unknown, Believer with Reza Aslan, Declassified: Untold Stories of American Spies, Finding Jesus, The History of Comedy, Morgan Spurlock Inside Man, This is Life with Lisa Ling and United Shades of America with W. Kamau Bell. For the 2016-2017 season, CNN has aired films and mini-series including 9/11 Fifteen Years Later, The End: Inside the Last Days of the Obama White House and We Will Rise: Michelle Obama’s Mission to Educate Girls Around the World. CNN is also focused on expanding its leading digital presence by developing mobile products, increasing the amount of original short form video content it offers through digital platforms, including through its independent storytelling brand Great Big Story, and growing its digital presence in several brand extensions, including personal finance (CNN Money) and political news (CNN Politics).

Internationally, CNN reaches approximately 300 million households outside the U.S. as of December 31, 2016. CNN Worldwide is a portfolio of more than 20 news and information services across cable, satellite, radio, wireless devices and the Internet in more than 200 countries and territories as of December 31, 2016. CNN Worldwide’s networks and businesses include CNN U.S., CNN International, CNN en Español, CNNj, CNN.com, CNN Airport Network, CNN Radio, CNN Newsource and HLN.

HLN

HLN is a CNN Worldwide network that focuses on news, information, videos and talk shows. For the 2016-2017 season, HLN’s programs include How It Really Happened with Hill Harper, MichaeLA, Morning Express with Robin Meade, On the Story with Erica Hill and Primetime Justice with Ashleigh Banfield.

How Turner Generates Revenues

Turner generates revenues principally from licensing programming to affiliates that have contracted to receive and distribute the programming to subscribers, the sale of advertising on its networks and the digital properties it owns or manages for other companies, and the license of its original programming and its brands and characters for consumer products and other business ventures. Turner’s license agreements with its affiliates are typically multi-year arrangements that provide for annual service fee increases and have fee arrangements that are generally related to the number of subscribers served by the affiliate, the package of programming provided to the affiliate by each network and the competitive environment. Turner’s advertising revenues are generated from a wide variety of advertiser categories, and the advertising arrangements for its networks generally have terms of one year or less. In the U.S., the advertising revenues generated by Turner are a function of the size and demographics of the audience delivered, the number of units of time sold and the price per unit. Turner sells some of its advertising inventory in the “upfront” market in advance each year and other inventory in the “scatter” market closer to the time a program airs. Outside the U.S., advertising is generally sold at a fixed rate for the unit of time sold, determined by the time of day and network.

HOME BOX OFFICE

Home Box Office owns and operates leading multichannel premium pay television services, HBO and Cinemax. Its businesses consist principally of premium pay television and OTT services domestically and premium pay, basic tier television and OTT services internationally, as well as home entertainment and content licensing. Home Box Office is a leader in offering high-quality programming, and it continues to invest in a diverse roster of programming and make its programming available to consumers on a variety of devices and platforms to enhance the appeal of its products and services.

In the U.S., Home Box Office’s programming and services are distributed in several different ways. HBO and Cinemax programming is available to subscribers of traditional affiliates for viewing live and on demand on television and various Internet-connected devices. In addition, to reach households that do not subscribe to multichannel video services provided by traditional affiliates (“traditional MVPD services”), Home Box Office operates HBO NOW, a domestic stand-alone OTT service that is distributed by digital distributors, such as Apple, Google, Amazon and Roku, as well as by some affiliates. Home Box Office has also entered into arrangements with a number of digital distributors to provide their subscribers access to HBO and Cinemax services and programming on a variety of digital platforms and devices, and continues to explore additional distribution platforms while investing in technology to add features and enhance the overall consumer experience on its OTT services. Home Box Office also sells its original programming in both physical and digital formats and licenses some of its library programming to the Amazon Prime SVOD service.

Internationally, Home Box Office tailors the distribution of its programming for each territory using one or more of the following distribution models: premium pay and basic tier television services distributed by traditional affiliates, licensing of programming to third-party providers, OTT services distributed by third parties and direct-to-consumer OTT services. HBO- and Cinemax-branded premium pay, basic tier television and OTT services are distributed in over 60 countries in Latin America, Europe and Asia. Home Box Office’s original programming is also available to consumers in over 150 countries, both via licenses to international television networks and OTT services and through sales of programming in physical and digital formats.

Home Box Office Programming

Domestic Original Programming

Home Box Office continues to invest in high-quality original programming for HBO and Cinemax.

HBO’s original programming features award-winning and critically acclaimed dramatic and comedy series, such as Game of Thrones, Girls, Silicon Valley, Veep and Westworld, as well as talk shows and political satire, such as Last Week Tonight with John Oliver and Real Time with Bill Maher, HBO films, such as All The Way and Confirmation, mini-series, such as The Night Of, boxing matches and other sports programming, documentaries, such as A Girl in the River: The Price of Forgiveness and Everything is Copy, and comedy and music specials. The quality and diversity of HBO’s original programming differentiates HBO from other premium pay television services, basic television networks and OTT services, while enhancing the value of the HBO brand both domestically and internationally. This programming also continues to build the value of Home Box Office’s content library while increasing the value of HBO across its businesses.

Home Box Office continues to expand HBO’s roster of original series. In 2016, Home Box Office premiered seven new series: Animals., Divorce, High Maintenance, Insecure, VICE News Tonight, Vice Principals and Westworld. In 2017, Home Box Office has premiered The Young Pope (a limited series starring Jude Law and Diane Keaton) and Big Little Lies (a limited series starring Reese Witherspoon, Nicole Kidman and Shailene Woodley) and plans to premiere additional new series, including The Deuce (starring James Franco and Maggie Gyllenhaal). Home Box Office has also worked closely with Warner Bros. on original programming such as Westworld and The Leftovers.

In 2016, Home Box Office received 22 Primetime Emmy Awards, the most of any network for the 15th year in a row, with Game of Thrones winning 12 awards. In 2016, Home Box Office also won the Academy Award for Best Documentary Short (A Girl in the River: the Price of Forgiveness), a Golden Globe Award (Show Me a Hero), six George Foster Peabody Awards, five Sports Emmy Awards and three News & Documentary Emmy Awards.

Cinemax’s original primetime series in 2016 included Banshee, Outcast and Quarry.

Domestic Licensed Programming

Domestically, a significant portion of the programming on HBO and Cinemax consists of uncut and uncensored feature films, including recently-released feature films. Home Box Office has long-term licensing agreements with major film studios and independent producers and distributors, including Warner Bros., Twentieth Century Fox (“Fox”), Universal Pictures (“Universal”) and Summit Entertainment. The agreements provide Home Box Office the exclusive right during the applicable license period to exhibit and distribute on its premium pay television and OTT services the entire feature film slate theatrically released in the U.S. by these studios during specified release years (other than certain animated films and certain other specified films). A majority of these agreements cover theatrical film slates through release year 2021 or beyond. Half of the top eighty feature films theatrically released in 2016 (as determined based on domestic box office receipts) will be exhibited exclusively on the HBO and Cinemax premium pay television and OTT services during the applicable license periods. Home Box Office also has agreements to license older films with Fox, Universal, Warner Bros. and a number of other major studios and independent distributors.

International Programming

A substantial portion of the programming on Home Box Office’s international premium pay, basic tier television and OTT services consists of feature films licensed from major studios in the U.S. and domestic HBO- and Cinemax-branded original programming. Home Box Office also has agreements to license older films from a number of major U.S. studios and other domestic and international independent distributors. In addition to films, Home Box Office’s international content offerings may feature local language original programming and/or U.S. television programming produced by other production studios.

Home Box Office’s Businesses and Revenues

Domestic Premium Pay Television and OTT Services

Home Box Office generates revenues principally from licensing its programming to affiliates and digital distributors that have contracted to receive and distribute the programming to their customers who subscribe to the HBO and Cinemax services. At December 31, 2016, Home Box Office had approximately 49 million domestic subscribers, including subscribers to HBO’s OTT service, and HBO was the most widely distributed domestic multi-channel premium pay television service.

Home Box Office’s license agreements with affiliates are typically long-term arrangements that provide for annual service fee increases and marketing support. The relationship between subscriber totals and the amount of revenues earned under Home Box Office’s license agreements depends on the specific terms of the applicable agreement, which may include basic and/or pay television subscriber thresholds, volume discounts and other performance-based discounts. Marketing and promotional activities intended to retain existing subscribers and acquire new subscribers may also impact revenue earned.

Home Box Office has entered into arrangements with a number of digital distributors to distribute HBO NOW and/or provide their subscribers access to the HBO and Cinemax services and programming on a variety of digital platforms and devices, and Home Box Office is continuing to expand the number of digital distribution partners.

Subscribers of traditional affiliates can view HBO and Cinemax programming on an HBO or Cinemax multiplex television channel as well as through on-demand products, HBO On Demand, Cinemax On Demand, HBO GO and MAX GO. HBO NOW, HBO GO and MAX GO offer nearly all seasons of HBO’s and Cinemax’s original series, respectively, as well as feature films, HBO mini-series and films, sports programming, documentaries, comedy and music specials, bonus features and behind-the-scenes extras.

International Premium Pay, Basic Tier Television and OTT Services

Unique, country-specific HBO- and Cinemax-branded premium pay, basic tier television and OTT services are distributed in more than 60 countries in Latin America, Europe and Asia. In Europe and Asia, Home Box Office operates through consolidated, wholly-owned subsidiaries. In Latin America, Home Box Office operates through an unconsolidated joint venture. Home Box Office had approximately 85 million international premium pay, basic tier television service and OTT service subscribers at December 31, 2016, including subscribers through Home Box Office’s unconsolidated joint ventures. HBO GO was available to HBO premium pay television subscribers in over 30 countries and territories at December 31, 2016, and Home Box Office plans to make HBO GO available to HBO premium pay television subscribers in additional countries and territories in 2017. Home Box Office generates revenues primarily from licensing its programming to international affiliates. The terms of Home Box Office’s agreements with its international affiliates vary from country to country, and the amount of revenues attributable to such agreements can be based on a number of factors such as basic and/or pay television subscriber thresholds, performance-based or volume discounts, negotiated minimum guarantees or flat-fee arrangements.

Home Box Office operates OTT services in the Nordic region and Spain (launched in November 2016). In addition, HBO Latin America (Home Box Office’s largest joint venture) provides OTT services in Colombia, Mexico, Brazil (launched in December 2016) and Argentina (launched in December 2016). Home Box Office expects to expand the distribution of OTT services to additional territories around the world.

Home Entertainment and Content Licensing

Home Box Office also generates revenues from the exploitation of its original programming through multiple other distribution outlets. Home Box Office sells its original programming in both physical and digital formats in the U.S. and various international regions through a wide variety of digital storefronts and traditional retailers. Significant home entertainment releases in 2016 included Game of Thrones: The Complete Fifth Season, Game of Thrones: The Complete Sixth Season, Silicon Valley: The Complete Second Season and Veep: The Complete Fourth Season. In addition, Home Box Office also licenses some of its library programming to the Amazon Prime SVOD service. Finally, Home Box Office has also licensed some of its original programming, such as Sex and the City, as well as Everybody Loves Raymond, which was produced by Home Box Office but originally aired on broadcast television, to domestic basic cable networks and local television stations.

Home Box Office licenses both individual programs and packages of programs to television networks and OTT services in over 150 countries, including arrangements under which it licenses programming to television networks that are branded as the “Home of HBO” in countries such as the U.K., Australia, France, Germany and Israel and as “HBO Canada” in Canada. In 2016, Home Box Office expanded its agreement with Sky Television, which provides Sky Atlantic exclusive rights to air HBO programming in Austria, Germany, Ireland, Italy and the U.K. until 2020.

WARNER BROS.

Warner Bros. is the largest television and film studio in the world based on total television and film revenues as of December 31, 2016. Its businesses consist principally of the production, distribution and licensing of television programming and feature films and the distribution of home entertainment product in both physical and digital formats, as well as the production and distribution of videogames and consumer product and brand licensing. In recent years, Warner Bros. has increased its production of new forms of content, including short-form online and mobile content, and has launched new direct-to-consumer offerings, such as OTT services. Warner Bros.’ businesses benefit from a shared infrastructure, including shared production, distribution, marketing and administrative functions and resources.

Warner Bros. is the #1 producer of primetime television series for the U.S. broadcast networks for the 2016-2017 television season, producing over 30 series, a position it has held for each of the past eight television seasons. Warner Bros. has at least four series, including at least one new series, on each of the five broadcast networks. Overall, Warner Bros. is producing 75 television series in the U.S. for the 2016-2017 television season. In addition, Warner Bros. licenses its U.S. programming in over 190 countries at December 31, 2016. Warner Bros. is expanding and diversifying the genres and types of television programming it produces as well as the buyers of its programming domestically, and is expanding its international television production business through its global network of local production companies in 16 international territories.

Warner Bros.’ films generated almost $5 billion at the global box office, and Warner Bros. was the #2 film studio in global box office receipts in 2016. Warner Bros. has been the #1 or #2 film studio in domestic box office receipts for eight of the past 10 years and the #1 or #2 film studio in global box office receipts for nine of the past 10 years. Warner Bros. has exceeded $4 billion in global box office receipts for seven of the past eight years.

Warner Bros. is the largest videogame publisher among television and film studios, built on key brands and franchises. Warner Bros. plans to expand its production of videogames for consoles and mobile devices using its portfolio of videogame production studios and strong global brands and franchises.

Warner Bros. is focused on increasing the digital sales and rentals of its film and television content and is a leader in a variety of initiatives designed to make digital ownership more compelling for consumers. Warner Bros. has led the U.S. home entertainment industry in sales of home entertainment products for 15 years. At December 31, 2016, Warner Bros.’ vast content library consists of more than 80,000 hours of programming, including over 7,000 feature films and 5,000 television programs comprised of tens of thousands of individual episodes.

Warner Bros.’ portfolio of leading brands includes DC Entertainment’s brands (DC Comics, Vertigo and MAD Magazine) as well as the Looney Tunes and Hanna-Barbera brands. DC Comics’ characters include such iconic characters as Batman, the Flash, Green Arrow, Superman and Wonder Woman, while Warner Bros.’ other characters include Bugs Bunny, Harry Potter, Scooby-Doo and Tom and Jerry, among many others. Warner Bros. is focused on expanding its brands and characters across all its businesses, including film, television programming, videogames and consumer products.

Warner Bros. has developed strong global franchise properties from its brands and featuring its characters, including film franchises such as the Batman and Harry Potter series and The Hobbit and The Lord of the Rings trilogies, and it is focused on extending its existing global film franchises. Warner Bros. released two films based on DC Entertainment characters in 2016 (Batman v Superman: Dawn of Justice and Suicide Squad) and plans to release several additional films based on DC Entertainment characters, including Justice League and Wonder Woman in 2017 and Aquaman in 2018. Warner Bros. also released Fantastic Beasts and Where to Find Them in 2016, the first of five films in partnership with J.K. Rowling based on J.K. Rowling’s Wizarding World. In February 2017, Warner Bros. released The LEGO Batman Movie. Warner Bros. has also developed a successful slate of horror films and plans to release the next installment in The Conjuring franchise (Annabelle 2) in 2017. Warner Bros. is also focused on creating new global film franchises and plans to release Kong: Skull Island and King Arthur in 2017, Ready Player One in 2018 and Minecraft in 2019.

In television, 10 series based on DC Entertainment characters (including Arrow, DC’s Legends of Tomorrow, The Flash, iZombie, Lucifer, Gotham and Supergirl) are airing on broadcast and cable television during the 2016-2017 television season. Warner Bros. is also producing three new series based on Warner Bros. theatrical titles (Lethal Weapon, Frequency and Training Day) for the 2016-2017 television season.

In 2016, Warner Bros. formed Warner Bros. Digital Networks, a division focused on taking advantage of the changes in the TV ecosystem, consumer viewing patterns and technology. The division includes DramaFever (acquired by Warner Bros. in 2016), which owns and operates an OTT service in the U.S. that specializes in Korean dramas. DramaFever has both the technology platform and direct consumer expertise that will enable Warner Bros. to build, launch and operate a portfolio of

OTT service offerings. Warner Bros. Digital Networks also oversees Machinima (acquired by Warner Bros. in 2016), a global aggregator of gaming, superhero and fandom-generated content. Warner Bros. Digital Networks manages Warner Bros.’ investments in Uninterrupted, a partnership with LeBron James and Turner Sports focused on developing and distributing an original production slate across multiple platforms, and the Ellen Digital Network, a partnership with Ellen DeGeneres focused on digital content and social games. In addition, Warner Bros. has ownership interests in two SVOD services that operate outside the United States.

Television

Warner Bros. is a leader in the global television production and distribution business. Warner Bros. is focused on maintaining its leadership position in producing primetime series for the U.S. broadcast networks (including The CW broadcast network (“The CW”)) while increasing production of high-quality original series for basic cable networks (including expanding its collaboration with Turner), premium pay television services (including HBO) and OTT services. Warner Bros. is also expanding its international local television production business by using its global network of local production companies.

Warner Bros. is actively collaborating with Turner to significantly expand their global kids businesses and maximize the related consumer product opportunities. This collaboration is intended to drive the success of Cartoon Network and Boomerang and foster broader global exposure for Warner Bros.’ existing brands and franchises while also helping launch new global franchises and increase consumer product sales. Warner Bros. is producing original animated programming based on its characters and brands for Turner’s Cartoon Network and Boomerang network and Warner Bros. and Turner are jointly producing original animated programming such as New Looney Tunes, Be Cool, Scooby Doo! and The Tom and Jerry Show. Warner Bros. and Turner are also producing and distributing content for DC Super Hero Girls, a franchise centered on iconic female DC Entertainment characters.

Domestic Business

Warner Bros. produces and distributes its television programming for initial airing on broadcast and basic cable television networks, premium pay television and OTT services and local television stations in the U.S. Warner Bros. also produces and distributes short-form live-action series and animated programming for initial viewing on digital platforms. Warner Bros.’ programming includes the following:

•

scripted television series produced by Warner Bros. Television and Warner Horizon Television Inc., including 2 Broke Girls, Arrow, The Big Bang Theory, Blindspot, DC’s Legends of Tomorrow, The Flash, Gotham, iZombie, Lethal Weapon, Lucifer, The Middle, Mom, Riverdale, Supergirl, Supernatural, Training Day, Trial & Error and The Vampire Diaries for broadcast networks (including The CW); Animal Kingdom, Major Crimes, People of Earth, Pretty Little Liars and Queen Sugar for basic cable networks (including TNT and TBS); The Leftovers and Westworld (for HBO) and Shameless for premium pay television services; and Disjointed, Fuller House, Gilmore Girls: A Year in the Life and Longmire for OTT services;

•	reality-based non-scripted television series produced by Warner Horizon Television Inc., including The Bachelor, Bachelor in Paradise, The Bachelorette, First Dates, Little Big Shots and The Voice;

•	first-run syndication series produced and/or distributed by Telepictures Productions Inc., including The Ellen DeGeneres Show, Extra, The Real, TMZ and TMZ Sports;

•

animated television programming and original made-for-home entertainment animated releases produced by Warner Bros. Animation Inc., including programming based on characters from DC Entertainment, Looney Tunes and Hanna-Barbera. Programs include Be Cool, Scooby Doo!, Bunnicula, Justice League Action, Mike Tyson Mysteries, Teen Titans Go!, The Tom and Jerry, New Looney Tunes (for Adult Swim, Boomerang and Cartoon Network) and Right Now Kapow; and

•

short-form live-action series and animated programming for digital platforms produced by (i) Blue Ribbon Content, including Justice League: Gods and Monsters Chronicles and Vixen based on DC Entertainment characters, and (ii) Machinima, including Transformers: Combiner Wars.

Warner Bros. has continued to strategically license in-season stacking rights to the networks and OTT services licensing Warner Bros.’ programming. After the initial domestic television airing, Warner Bros. licenses its television programming for subsequent airing on basic cable networks, local television stations and OTT services. These licenses enable Warner Bros. to generate significant revenues from hit television series for years beyond their initial airing on television.

Warner Bros. also licenses its feature films to broadcast and cable networks, OTT services and premium pay television services (including HBO) starting approximately eight to nine months following their theatrical release. During 2016, Warner Bros. licensed hundreds of feature films and thousands of hours of feature film programming to television networks, premium pay television services and OTT services.

International Business

Warner Bros. licenses rights to exhibit its feature films and original television series in international territories through agreements with television networks, premium pay television services, basic tier television services and OTT services. Warner Bros. licenses rights to exhibit feature films to an SVOD service in China, and feature films and original television series to HOOQ, an SVOD service operating in India, Indonesia, the Philippines, Singapore and Thailand, which is owned by Warner Bros., Singtel Telecommunications Limited and Sony Pictures Television. During 2016, Warner Bros. licensed thousands of hours of programming, dubbed or subtitled in more than 90 languages, to international distributors in more than 190 countries.

As the worldwide demand for locally produced, local language programming increases, Warner Bros. is focused on expanding its international local production business. Warner Bros. is developing programming specifically tailored for local audiences through its global network of production companies. Warner Bros. is also adapting international local programming into formats that can be produced by its local production companies in additional territories, including the U.S. For example, The Bachelor (a format owned by Warner Bros. that originated in the U.S.) is being adapted and produced in multiple international territories, including Australia, Finland, Germany, New Zealand, Sweden and Switzerland.

Television Business Revenues

The revenues generated by Warner Bros.’ television business consist of (1) fees for the initial broadcast of Warner Bros.’ television programming on U.S. broadcast and cable television networks and premium pay television and OTT services, (2) fees for the airing or other distribution of its television programming after its initial broadcast in secondary U.S. distribution channels (such as basic cable networks, local television stations and OTT services), (3) fees for the international distribution of Warner Bros.’ television programming for free-to-air television, basic tier television services, premium pay television services and OTT services, and (4) revenues from the sale of the television programming of Warner Bros. and other companies in physical and digital formats. Warner Bros.’ television programming also supports Warner Bros.’ key brands and franchises, which helps generate consumer product and brand licensing revenues based on the programming for years beyond the initial airing of the programming on television.

Feature Films

Warner Bros. is a leader in the feature film business and produces feature films under its Warner Bros. and New Line Cinema banners. Warner Bros. also enters into arrangements with others to co-produce and co-finance feature films. Warner Bros. produces and distributes a wide-ranging slate of films, and it is focused on building its film slate around its strongest franchises with global appeal. Warner Bros. plans to release six to eight event films each year that target a wide audience domestically and internationally.

During 2016, Warner Bros. released 19 original feature films for distribution in the U.S., including Batman v Superman: Dawn of Justice, Central Intelligence, The Conjuring 2, Fantastic Beasts and Where to Find Them, The Legend of Tarzan, Lights Out, Me Before You, Suicide Squad, Storks and Sully. Of the films released during 2016, five were released in 3D format and five were formatted for viewing on IMAX screens. In February 2017, Warner Bros. released Fist Fight and The LEGO Batman Movie. Warner Bros. plans to release an additional 17 films during 2017, including Dunkirk from Christopher Nolan and two films based on DC Entertainment characters (Justice League and Wonder Woman).

Internationally, Warner Bros. produces and distributes both English language and local language films for theatrical exhibition in more than 125 territories outside the U.S. Warner Bros. uses both day and date and a staggered release schedule for its international releases. In 2016, Warner Bros. released internationally 15 English-language films and 43 local-language films that it either produced itself or acquired from other companies. In March 2016, Flagship Entertainment, a joint venture between Warner Bros. and China Media Capital, announced its inaugural slate of Chinese-language films for distribution in China and elsewhere around the world.

After the theatrical exhibition of its feature films, Warner Bros. releases them both domestically and internationally for distribution in various time periods through a variety of distribution channels, including retail stores, online and digital retailers; premium pay television services; broadcast and basic cable networks; OTT services and other exhibitors such as airlines and hotels. Feature films are released for sale through physical and digital formats and for rental via transactional VOD beginning approximately three to six months after their release in theaters. The date for that release is influenced by seasonality, competitive conditions, film attributes and expected performance. Feature films are typically released for rental in physical formats 28 days later. After that, Warner Bros. licenses the feature films for domestic and international distribution to premium pay television services (including HBO and Cinemax), broadcast and basic cable networks (including Turner’s networks), and OTT services and, in most cases, other exhibitors such as airlines and hotels.

Warner Bros. produces most of the films it releases in the U.S. under co-financing arrangements, which give Warner Bros. a greater ability to manage the financial risks of its film slate and offset some of the significant costs involved in the production, marketing and distribution of feature films, particularly event films. In most cases, Warner Bros. maintains worldwide distribution rights for the films it co-finances with others. Warner Bros. has co-financing arrangements with MGM Holdings Inc., RatPac Dune Entertainment and Village Roadshow Pictures. Warner Bros. also enters into co-financing arrangements with other studios. Warner Bros. monetizes its distribution and marketing operations by distributing films that other companies wholly finance and produce, and it has an exclusive distribution arrangement with Alcon Entertainment.

Feature Film Business Revenues

The revenues generated by Warner Bros.’ feature film business primarily consist of (1) rental fees paid by theaters for the theatrical exhibition of feature films produced (or co-produced) and/or distributed by Warner Bros., (2) licensing fees paid by television networks, premium pay television services and OTT services for the exhibition of feature films produced or co-produced by Warner Bros. and (3) revenues from the distribution of Warner Bros.’ and other companies’ feature films in physical and digital formats. Warner Bros.’ feature films also support Warner Bros.’ key brands and franchises, which helps generate consumer product and brand licensing revenues based on its films and characters.

Home Entertainment

Warner Bros. also generates revenues through the home entertainment distribution of its film and television content in physical and digital formats. Warner Bros. continues to be a leader in the home entertainment industry, and its significant home entertainment releases during 2016 included Batman v Superman: Dawn of Justice, Central Intelligence, The Conjuring 2 and Suicide Squad.

The home entertainment industry has been undergoing significant changes as it transitions from the distribution of film and television content via physical formats to digital formats. In recent years, consumer spending on home entertainment product in physical formats has declined as a result of several factors, including consumers shifting to digital purchases and transactional VOD rentals of content; changing retailer initiatives and strategies; retail store closures; increasing competition for consumer discretionary time and spending; and piracy. Consumers have also been increasingly shifting to OTT services that are based on a subscription model rather than a transactional model. Consumer spending on film and television content in higher margin digital formats has been increasing in recent years, but that growth has not fully offset declines in consumer spending on home entertainment product in physical formats.

In response to these dynamics, Warner Bros. has been focusing on increasing the more profitable electronic sell-through (“EST”) sales and transactional VOD rentals of its film and television content and is an innovator in a variety of initiatives designed to make digital ownership more compelling for consumers, including providing enhanced content offerings, improving digital storefronts and promoting industry standards for content portability across retail platforms. Warner Bros. licenses its newly released feature films as well as films from its library and its television content to EST and transactional VOD services for viewing online and on mobile platforms in the U.S. and internationally. In the U.S. and most major international territories, Warner Bros.’ recent theatrical releases are generally released for sale via EST at least two weeks before their release in physical formats and transactional VOD.

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

Videogames

Warner Bros. develops, publishes and distributes videogames, including mobile and console games. Its videogames are based on intellectual property owned or licensed by Warner Bros. (including DC Entertainment properties, Harry Potter and Mortal Kombat). Warner Bros. is focused on increasing its monetization of its franchises in its videogames business in the future. In 2016, Warner Bros. released 12 videogames, including Batman: Arkham VR, LEGO Marvel’s Avengers and Mortal Kombat XL. Warner Bros. also released additional character packages for the toys-to-life videogame LEGO: Dimensions, which includes Harry Potter, LEGO Batman and many other DC Entertainment characters among its cast of characters. Warner Bros. plans to release 15 videogames in 2017, including Injustice 2 and LEGO Worlds. Warner Bros. also licenses Warner Bros. and DC Entertainment properties for videogames to other companies. Warner Bros.’ videogames revenues consist of revenues from the development and distribution of the videogames of Warner Bros. and other companies.

OTHER TELEVISION NETWORK ASSETS

The Company also holds interests in companies that operate broadcast networks.

Central European Media Enterprises Ltd.

As of December 31, 2016, Time Warner held an approximate 47% voting interest and an approximate 76% economic interest in the equity interests of Central European Media Enterprises Ltd. (“CME”), a publicly-traded broadcasting company that operates leading television networks in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia. CME also develops and produces content for its television networks. Time Warner’s investment consists of (i) common stock, (ii) convertible preferred stock that has voting rights, (iii) convertible redeemable preferred shares that do not have voting rights and (iv) warrants to purchase common stock of CME. Time Warner accounts for its investment in CME’s common stock and convertible preferred stock under the equity method of accounting, and it accounts for its investment in CME’s convertible redeemable preferred shares under the cost method of accounting. Time Warner also guarantees all of CME’s outstanding senior indebtedness and provides financing to CME under a revolving credit facility.

The CW

The CW is a 50-50 joint venture between Warner Bros. and CBS Corporation. The CW’s 2016-2017 schedule includes a 5-night, 10-hour primetime lineup of advertising-supported original programming such as The 100, Arrow, Crazy Ex-Girlfriend, DC’s Legends of Tomorrow, The Flash, Frequency, iZombie, Jane the Virgin, No Tomorrow, The Originals, Reign, Riverdale, Supergirl, Supernatural and The Vampire Diaries, as well as a five-hour block of advertising-supported programming on Saturday mornings. The CW has entered into an agreement with a third party pursuant to which the third party is programming the Saturday morning programming block through the 2020-2021 season and pays The CW a license fee. For the 2016-2017 season, Warner Bros. and CBS are producing 15 series for The CW, including five based on DC Entertainment characters. Advertising-supported full episodes of The CW’s original series are also available on cwtv.com and through The CW’s apps for mobile devices and Internet-connected televisions. The CW does not require any login or authentication of a cable subscription to stream its content. The CW’s programming is also available through an OTT service after the full season of programming airs on The CW. The CW also operates CW Seed, The CW’s digital-only platform for original programming, which is available online and on mobile devices. The Company accounts for its investment in The CW under the equity method of accounting.

COMPETITION

The Company’s businesses operate in highly competitive industries. Competition in these industries has intensified as leisure and entertainment options have proliferated and audience fragmentation has increased. The Company’s businesses compete for consumers’ entertainment and leisure time and spending with each other, as well as other forms of entertainment, including other television networks, premium pay television services, local over-the-air television stations, OTT services, motion pictures, home entertainment products and services, videogames, print media, live events, radio broadcasts and other forms of news, information and entertainment, as well as pirated content.

The Company’s competitive position is greatly affected by the quality of, and public response to, its content. The Company’s businesses compete with other production companies and studios for the services of producers, directors, writers, actors and others and for the acquisition of literary properties. The Company’s television networks and premium pay television services compete for programming with other television networks and premium pay television services, local television stations and OTT services, and competition for programming, particularly licensed and sports programming, is intense.

The Company also faces competition for the licensing and distribution of its programming. As a producer and distributor of programming, the Company competes with other studios and television production groups, and independent producers to produce and sell programming. Many television networks have affiliated production companies from which they are increasingly obtaining their programming, which has reduced the demand for programming from non-affiliated production companies. The Company also faces competition from other television networks and premium pay television services for distribution and marketing of its television networks and premium pay and basic tier television services by affiliates.

The Company’s businesses face significant competition in other areas as well. For example, the Company’s television networks and websites compete for advertising with networks, websites, print, radio, outdoor display and other media, and the Company’s businesses compete in their character and brand merchandising and other licensing activities with other licensors of characters and brands.

REGULATORY MATTERS

The Company’s businesses are subject to and affected by laws and regulations of U.S. federal, state and local governmental authorities as well as the laws and regulations of other countries and international bodies such as the European Union (the “EU”), and these laws and regulations are subject to change, including due to regulatory reform measures that might be pursued during the new U.S. Presidential administration. The following descriptions of significant U.S. federal, state, local and international laws, regulations, regulatory agency inquiries, rulemaking proceedings and other developments should be read in conjunction with the texts of the respective laws and regulations and other related materials.

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

To protect the Company’s intellectual property, the Company relies on a combination of copyright, trademark, unfair competition, patent and trade secret laws and license agreements. The duration of the protection afforded to the Company’s intellectual property depends on the type of property, the laws and regulations of the relevant jurisdiction and the terms of its license agreements. With respect to the Company’s trademarks and trade names, trademark laws and rights are generally territorial in scope and the Company’s rights are generally limited to those countries where a mark has been registered or otherwise protected. While trademark registrations may generally be maintained in effect for as long as the mark is in use in the respective jurisdictions, there may be occasions where a mark or title is not registrable or protectable or cannot be used in a particular country. In addition, a trademark registration may be cancelled or invalidated if challenged by others based on certain use requirements or other limited grounds. In the U.S., the usual copyright term for authored works is the life of the author plus 70 years, and the copyright term for “works made for hire” is the shorter of 95 years from the first publication or 120 years from the date the work was created. The Company also relies on laws that prohibit the circumvention of technological protection measures and trafficking in circumvention devices. The extent of copyright protection and benefit from laws prohibiting the circumvention of technological protection measures vary in different countries.

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

Outside the U.S., laws and regulations relating to intellectual property protection and the effective enforcement of these laws and regulations vary greatly from country to country and continue to evolve. Judicial, legislative and administrative developments are taking place in certain jurisdictions that may limit the ability of rights holders to exploit and enforce certain of their exclusive intellectual property rights outside the U.S. For example, in October 2011, the European Court of Justice held, in the context of satellite broadcasts of live soccer matches, that it was an unlawful restriction on competition for England’s Football Association Premier League to prohibit broadcasting licensees from distributing satellite decoder cards outside the territory for which the broadcasts were licensed for reception. As a result of that decision, in January 2014, the European Commission (the “EC”) began an antitrust investigation of the cross-border access to satellite and online services, and is examining certain provisions in licensing agreements between a number of U.S. film studios, including Warner Bros., and several large European satellite pay TV broadcasters. The EC has stated that its investigation is focusing on contractual restrictions that prevent broadcasters in one EU country from selling subscriptions in response to unsolicited requests from viewers in other EU countries. In July 2015, the EC sent a Statement of Objections to a number of U.S. film studios, including Warner Bros., reflecting its preliminary view that such contractual provisions may violate EU competition rules prohibiting anti-competitive agreements. In January 2016, the EC held a hearing on the matter. The Statement of Objections and hearing are steps in the process, but do not represent a finding of infringement or indicate the outcome of the EC’s investigation, which is ongoing. Separately, in 2015, the EC published its Digital Single Market strategy, which includes a broad range of high-level proposals that are intended to promote access to online services and entertainment content across national borders within the EU to foster the creation of a single digital market in the EU. For example, in December 2015, the EC announced a proposal for a regulation to provide content portability to subscribers to certain online content services in an EU Member State who travel temporarily to another EU Member State. It is not possible to predict the impact the EC’s investigation or potential regulations and directives in the EU related to the Digital Single Market strategy could have on the Company’s businesses.

Regulation Relating to Data Privacy, Data Security and Cybersecurity

The Company’s businesses are subject to laws and regulations governing data privacy, data security and cybersecurity. For example, in the U.S., the Company is subject to: (1) the Children’s Online Privacy Protection Act (“COPPA”), which applies to certain of the Company’s websites, mobile apps and other online business activities and restricts the collection, maintenance and use of personal information regarding children; (2) the Privacy and Security Rules under the Health Insurance Portability and Accountability Act, which imposes privacy and security requirements on the Company’s health plans for its employees and on service providers under those plans; (3) the Video Privacy Protection Act, which restricts disclosure of video viewing information; (4) state statutes requiring data security controls and notice to individuals when personally identifiable information (“PII”) has been accessed or acquired in a data breach; and (5) privacy and security rules imposed by the payment card industry, as well as regulations designed to protect against identity theft and fraud in connection with the collection of credit and debit card payments from consumers.

Moreover, several laws, regulations and policies that could affect how the Company collects, uses and protects data are in effect or are being considered in the U.S. and internationally. In the U.S., for example, the Federal Trade Commission (the “FTC”) frequently issues guidance that sets forth best practices for businesses to build privacy protections into their products and provide consumers greater control over the collection and use of their personal information. In addition, in 2013, the FTC updated its regulations implementing COPPA by expanding the categories of data that are considered personal information, such as IP addresses, geolocation data and screen names, and updating the requirements for notice, parental consent, confidentiality and security. Self-regulatory bodies also have established requirements to implement notice and opt-out mechanisms and place other limitations on data tracking and usage.

Congress, the White House and federal agencies continue to examine and focus on data security and consumer privacy in light of several recent high-profile data security breaches. For example, in December 2015, President Obama signed into law the Cybersecurity Information Sharing Act of 2015 (“CISA”). The aim of CISA is to promote voluntary sharing of information regarding cybersecurity threats and defensive measures undertaken in response to those threats with the government and other businesses. Members of Congress also remain focused on privacy, data security and cybersecurity, particularly in light of the confirmed and alleged cybersecurity attacks surrounding the 2016 U.S. Presidential election. The adoption of new privacy, data security and cybersecurity laws or regulations may in some cases increase the Company’s compliance costs.

Several state legislatures have also adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. For example, California law requires operators of websites and online services (including mobile apps) to make disclosures about how the operator or other parties may collect PII about a consumer’s online activities, including in some cases disclosure of how the operator responds to Web browser “do not track” signals or other mechanisms that enable consumers to opt out of the collection of such information. Furthermore, California law requires operators of commercial websites and online services to post a privacy policy that meets designated requirements, including providing a list of categories of PII that the operator collects and a list of third parties with whom the PII may be shared.

Foreign governments have also focused on data privacy and security concerns for many years. The EC adopted a data directive in 1995 to protect the privacy rights of individuals within the European Union and the transfer of personal information outside the EU (the “Directive”). In October 2015, the Court of Justice of the European Union (the “CJEU”) issued an opinion ruling that the U.S. – EU Safe Harbor framework (the “Safe Harbor framework”), which had been in place since 2000 and was a central mechanism relied on by U.S. organizations, including the Company, to transfer personal data from the EU to the U.S., was invalid. The decision did not invalidate any other legal mechanisms or bases that can be utilized or relied on to transfer personal data from the EU to the U.S. in compliance with the Directive, such as standard contractual clauses, binding corporate rules or individual consent. A new framework called the EU – U.S. Privacy Shield (the “Privacy Shield” framework), which replaces the Safe Harbor framework, was formally approved by the EC in July 2016. The Privacy Shield framework imposes greater obligations on U.S. companies to protect personal data transferred from the EU to the U.S. and requires the U.S. Department of Commerce and the FTC to carry out stricter monitoring and enforcement. The Company continues to evaluate the mechanisms available to comply with EU/U.S. data transfer requirements to be able to continue to operate its businesses.

In April 2016, the European Parliament and the EC adopted the General Data Protection Regulation (“GDPR”), which will become enforceable in May 2018 and will replace the Directive. The GDPR is intended to support the Single Digital Market strategy within the EU by providing a single set of rules on data protection across the EU, while enabling individuals to better control their personal data. The Company is evaluating the final text of the GDPR to determine its impact on the Company’s operations and businesses.

Regulation of Television Networks, Internet/Broadband Services, Programming and Advertising

The Company’s businesses are also subject to a number of laws and regulations relating to the distribution and licensing of television programming, the content of that programming, and advertising and marketing. In the U.S., cable networks and premium pay television services, either directly or indirectly through their distribution partners, are subject to various obligations under the Communications Act of 1934, as amended (the “Communications Act”), and related regulations issued by the Federal Communications Commission (the “FCC”). These obligations and regulations, among other things, require closed captioning of programming for the hearing impaired, require certain content providers to make available audio descriptions of programming for the visually impaired, limit the amount and content of commercial matter that may be shown during programming aimed primarily at an audience of children aged 12 and under, and require the identification of (or the maintenance of lists of) sponsors of political advertising.

The FCC continues to examine policies for video programming and distribution, and in 2014 and 2015 it adopted and proposed regulations that could directly or indirectly restrict the Company’s ability to produce, distribute or fully monetize its content. For example, in March 2015, the FCC adopted “net neutrality” regulations that constrain how ISPs can offer broadband and related services that can be used to distribute the Company’s programming via the Internet. The net neutrality regulations subject ISPs to the requirements of Title II of the Communications Act, including imposing limitations on unreasonable practices, obligations regarding customer privacy and protections for people with disabilities and authorize the FCC to investigate and act on consumer complaints. The regulations prohibit ISPs from: (i) blocking access to legal content, applications or services or to devices that do not harm their network, (ii) impairing or degrading lawful Internet content and (iii) implementing paid prioritization or “fast lanes” for content or applications. ISPs generally are permitted to engage in reasonable network management (other than paid prioritization), but only if the purpose of their actions is related to managing their network. In 2015, a trade group, several broadband providers and others (“Petitioners”) filed lawsuits in the U.S. Court of Appeals for the District of Columbia challenging the net neutrality regulations and, in June 2016, the court found in favor of the FCC and upheld the net neutrality regulations. The Petitioners have filed for rehearing of the case en banc. It is not possible to predict how these lawsuits and net neutrality regulations will impact the Company.

In addition, in December 2014, the FCC proposed rules to expand its interpretation of “multichannel video programming distributor” under the Communications Act to include over-the-top providers of multiple streams of linear programming (i.e., television programming delivered via the Internet in a regularly scheduled, continuous manner, either live or on a delayed basis), which would give these over-the-top providers rights to distribute broadcast network television programming and cable-operator affiliated programming, while also subjecting them to various obligations such as retransmission fees. Depending on the scope and specific provisions of any final rules, they could affect the Company’s negotiations regarding, and provision of, online linear video.

In February 2016, the FCC proposed rules regarding the interoperability of set-top boxes provided by affiliates with other devices and services. In January 2017, the newly appointed FCC Chairman removed the pending proposals from immediate consideration by the FCC commissioners. If proceedings relating to these proposed rules move forward in the future, any final rules could affect the way the Company’s programming is presented to consumers, including with respect to channel placement, branding and the type and placement of advertisements, and could have a negative impact on the Company’s copyright protections, as well as the value of the Company’s programming, and make it more difficult for the Company to roll out new services.

In September 2016, the FCC proposed rules that would constrain how affiliates negotiate carriage agreements with programming providers that are independent of the affiliate or major production studios. The proposed rules would prohibit affiliates from including in such carriage agreements “most favored nation” clauses that enable the affiliate to receive favorable contract terms that a programming provider has given to another distributor without requiring the affiliate to be subject to any corresponding obligations included in the other distribution agreement. The proposed rules would also prohibit contract provisions that restrict a programming provider’s ability to distribute its programming through alternative video distribution platforms, including online platforms. It is not possible to predict the impact that any such rules could have on the Company.

From time to time, the FCC also conducts inquiries and rulemaking proceedings, which could lead to additional regulations that could have a material effect on the Company’s businesses. The FCC has also initiated the following proceedings:

•

The FCC is engaged in a number of proceedings designed to make more of the electromagnetic spectrum that is currently used for broadcast television and satellite distribution available for wireless broadband. These proceedings include conducting voluntary incentive auctions, which began in March 2016, for portions of the spectrum used by television broadcasters to provide additional spectrum for wireless broadband, and evaluating the potential use of certain portions of the satellite spectrum for wireless broadband. The potential changes to the satellite spectrum could negatively impact the Company’s ability to deliver linear network feeds of its domestic basic cable networks to its affiliates. It may take several years for these proceedings and any related spectrum reallocation to be completed, and it is not possible to predict the impact that any such proceedings and reallocation could have on the Company.

•

The FCC has initiated several rulemaking proceedings to implement the 21st Century Communications and Video Accessibility Act of 2010 (the “Accessibility Act”). The FCC changed its television closed captioning rules effective in March 2015 to, among other things, extend certain obligations regarding the quality of closed captioning of television programming to companies that produce video programming. In February 2016, the FCC also announced (i) further changes to the complaint and compliance procedures used for these rules and (ii) that it would require video programmers to submit television captioning certifications directly to the FCC and maintain contact information for captioning complaints on the FCC website. These new rules, which generally have not yet taken effect pending further procedural requirements, will increase the captioning compliance obligations of video programmers such as the Company.

•

In early 2016, pursuant to the Accessibility Act, the FCC proposed rules that would increase the number of hours of audio descriptions of video content required to be provided by video distributors, as well as the number of video distributors subject to such rules. If adopted, the new rules would nearly double the number of required hours of audio-described programming on two Turner networks.

•

Pursuant to the Accessibility Act, in July 2014, the FCC issued an order requiring closed captioning for clips of video programming that previously aired on television and are posted online or available through online applications in certain circumstances. Under the FCC’s rules, video clips that contain a single excerpt of a captioned television program with the same video and audio that was shown on television (“straight lift” clips) must be captioned, and, beginning in January 2017, the rule was expanded to apply to newly posted video clips that contain compilations of “straight lift” clips containing content previously shown on television with captions. Starting in July 2017, video clips of live and near-live television programming (such as news or sporting events) must also be captioned. These rules will increase the costs of making video clips available online.

Various other federal laws also contain provisions that place restrictions on violent and sexually explicit programming. Regulators, legislatures and other policymakers are interested in laws and regulations intended to protect the interests of children by placing limitations on food and beverage marketing in media popular with children and teens.

In international territories, there are various laws and regulations relating to the distribution or licensing of television programming and other products. These include television licensing requirements relating to closed captioning of programming for the hearing impaired, descriptive audio versions for the visually impaired and mandatory local language dubbed and/or subtitled versions of programming, laws providing for minimum percentages of local content and maximum percentages of foreign content on television, local language advertising requirements, laws and regulations imposing pricing, exclusivity and importing restrictions, editorial control, translation or local editing requirements and other nationality-based restrictions. There are also a number of laws and regulations in these international territories relating to the nature of content and advertising and marketing efforts, including content codes and laws requiring government approval of certain content prior to exhibition, consumer protection laws (particularly those relating to advertisements and programming aimed at children) and laws restricting the amount of advertising permitted on television networks. For example, the EU Audio Visual Media Services directive, which allows EU member states to adopt more restrictive regimes and applies to all programs produced after December 2009, obligates broadcasters to notify viewers if an audiovisual program contains paid product placement, bans any form of product placement in children’s and news programming and prohibits product placement of tobacco products and prescription medication. The directive also imposes an obligation on EU member states and the EC to encourage broadcasters and channel providers to develop codes of conduct regarding advertising for foods high in fat, salt and sugar in or around children’s programming. Accordingly, in the U.K., the Office of Communications has restricted such television advertising, and other EU jurisdictions have required that nutritional information be included in food advertisements. In May 2016, the EC proposed an amendment to the directive to require that the rules implemented under the directive by EU member states are applied consistently across various platforms, including traditional broadcast networks, VOD providers and video-sharing platforms. The Council of the EU and the European Parliament are reviewing the legislative proposal. Outside the EU, other governments are considering or have already implemented food advertising restrictions similar to those in the U.K., including in Argentina, Brazil, Colombia, Chile, Ecuador, Mexico, Norway, Peru, Singapore and Uruguay. Finally, several governments, including in Argentina, Brazil, India, Mexico and Uruguay, have recently proposed, enacted or more strictly enforced regulations that limit the amount of advertising content that can be aired on television networks.

Regulation of the Distribution and Licensing of Feature Films

In countries outside the U.S., there are a variety of laws and regulations relating to the distribution or licensing of feature films for exhibition in theaters and on broadcast and cable networks. These include copyright laws and regulations, television licensing requirements similar to those applicable to made-for-television programming, trade and customs regulations, laws providing for minimum percentages of local content in theaters and on broadcast television and maximum percentages of foreign content on television and laws that limit increases in prices paid by distributors to content providers. In certain countries, laws and regulations limit the number of foreign films exhibited in such countries in a calendar year. For example, China, which was the second-largest box office territory based on box office receipts in 2016, limits the number of foreign films that can be distributed annually using revenue-sharing arrangements as well as the percentage of revenue shared with the foreign film distributor.

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

FINANCIAL INFORMATION ABOUT SEGMENTS, GEOGRAPHIC AREAS AND BACKLOG

Financial and other information by segment and revenues by geographic area for each year in the three-year period ended December 31, 2016 are set forth in Note 16 to the Company’s consolidated financial statements, “Segment Information.” Information with respect to the Company’s backlog, representing future revenue not yet recorded from cash contracts for the worldwide licensing of theatrical and television product for premium pay television services, basic cable and network and syndicated television exhibition, at December 31, 2016 and December 31, 2015, is set forth in Note 17 to the Company’s consolidated financial statements, “Commitments and Contingencies — Commitments — Programming Licensing Backlog.”

Item 1A.	Risk Factors.

The Company must respond successfully to ongoing changes in the U.S. television industry and consumer viewing patterns to remain competitive. The Company derives a substantial portion of its revenues and profits from its cable networks and premium pay television services and the production and licensing of television programming to broadcast and cable networks and premium pay television services. The U.S. television industry is continuing to evolve rapidly, with developments in technology leading to new methods for the distribution of video content and changes in when, where and how audiences consume video content. These changes pose risks to the traditional U.S. television industry and some of the Company’s longest-standing business models, including (i) the disruption of the traditional television content distribution model by OTT services, which are increasing in number and some of which have a significant and growing subscriber base, and (ii) the disruption of the advertising supported television model resulting from increased video consumption through OTT services with no advertising or less advertising than on television networks, time shifted viewing of television programming and the use of DVRs to skip advertisements. In part as a result of these changes, over the past few years, the number of subscribers to traditional MVPD services in the U.S. has declined slightly and the U.S. television industry has experienced declines in ratings for programming, which has negatively affected subscription and advertising revenues. Developments in technology and new content delivery products and services have also led to an increasing amount of video content, as well as changes in consumers’ expectations regarding the availability of video content, their willingness to pay for access to or ownership of such content, their perception of what quality entertainment is and their tolerance for commercial interruptions. The Company is engaged in efforts to respond to and mitigate the risks from these changes, such as initiatives to improve the monetization of television advertising, but the success of some of these initiatives depends in part on the cooperation of measurement companies, advertisers and affiliates and, therefore, is not within the Company’s control. The Company may incur significant costs to implement its strategy and initiatives, and if they are not successful, the Company’s competitive position, businesses and results of operations could be adversely affected.

The popularity of content is difficult to predict and can change rapidly, and low public acceptance of the Company’s content will adversely affect its results of operations. The revenues derived from the sale, distribution and licensing of television programming, feature films, videogames and other content depend primarily on widespread public acceptance of that content, which is difficult to predict and can change rapidly. The Company must invest substantial amounts in the production and marketing of its content before it learns whether such content will reach anticipated levels of popularity with consumers. The popularity of the Company’s content depends on many factors, only some of which are within the Company’s control. Examples include the popularity, quality and amount of competing content (including locally-produced content internationally), the availability of alternative forms of leisure and entertainment activities, the Company’s ability to maintain or develop strong brand awareness and target key audiences, and the Company’s ability to successfully anticipate (and timely adapt its content to) changes in consumer tastes in the many countries and territories in which the Company operates. Low public acceptance of the Company’s content will adversely affect its results of operations.

As a significant element of the Company’s strategy, Warner Bros. focuses on building global franchises based on existing intellectual property that it can monetize across its businesses and distribution channels. Generally, feature films that perform well at the global box office also have commercial success in subsequent distribution channels. The underperformance of a feature film, especially an “event” film, at the global box office typically results in lower than expected revenues for the Company from the license of the film to broadcast and cable networks and OTT services, sales of the film in digital and physical formats, and from the sale of videogames or licenses for consumer products based on such film. If a new “event” film fails to achieve commercial success at the global box office, it would also limit the Company’s ability to create a new theatrical franchise based on the film or characters featured in the film. The failure to develop successful new theatrical franchises could have an adverse effect on the Company’s results of operations.

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

The failure to enter into or renew agreements with affiliates on favorable terms or at all could cause the Company’s subscription and advertising revenues to decline. The Company depends on agreements with affiliates for the distribution of the Company’s cable networks and premium pay television services and certain of its OTT services. Competition from third-party OTT services and new distribution platforms and declines in subscribers to traditional MVPD services is increasing the pressure on affiliates to control their programming costs in order to operate at a profit while offering their services at competitive prices that enable them to attract and retain subscribers. As affiliates continue to try to control their programming costs, it may be more difficult for the Company to secure favorable terms, including those related to pricing, positioning and packaging, during affiliate agreement negotiations, and the Company may face greater difficulty in achieving placement of its networks and premium pay television services in smaller bundles or virtual MVPDs offered by affiliates. Factors that may make it more difficult for the Company to secure favorable terms during renewal negotiations with traditional affiliates include the Company’s efforts to capitalize on new growth opportunities outside the traditional TV ecosystem and the consolidation of traditional affiliates in the U.S. and growth of large multi-territory distribution companies internationally, which increases their scale and negotiating power. In addition, the Company’s potential merger with AT&T may make it more difficult for the Company to secure favorable terms during renewal negotiations with other affiliates. If the Company is not able to secure favorable terms when it enters into or renews its affiliate agreements, its subscription revenues may not increase as much as the Company expects or could decline. In addition, if the Company and an affiliate reach an impasse in contract renewal negotiations, applicable networks or premium pay television services could become unavailable to the affiliate’s subscribers (i.e., “go dark”), which, depending on the length of time and the size of the affiliate, could have a negative impact on the Company’s subscription and advertising revenues. The inability to renew one or more of the Company’s larger affiliate arrangements would reduce the number of households that have access to Turner’s cable networks and result in lower ratings for programming, which could make those networks less attractive to advertisers and result in lower growth or a decline in advertising revenues.

If the rate of decline in the number of subscribers to traditional MVPD services increases or these subscribers shift to other services or bundles that do not include the Company’s cable networks and premium pay television services, the Company’s subscription revenues will be negatively affected. During the last few years, the number of subscribers to traditional MVPD services in the U.S. has been declining slightly, and the Company expects these declines to continue. If traditional MVPD service offerings are not attractive to consumers due to pricing, increased competition from OTT services, increased dissatisfaction with the quality of traditional MVPD services, worse economic conditions or other factors, more consumers may (i) cancel their traditional MVPD service subscriptions or choose not to subscribe to traditional MVPD services, (ii) cancel their subscriptions to premium pay television services, (iii) elect to subscribe to lower-priced OTT services or (iv) elect to subscribe to smaller bundles of networks offered by affiliates, which may not include HBO, Cinemax or some of Turner’s cable networks. The number of HBO and Cinemax subscribers could also decline if affiliates choose not to market, or reduce their marketing of, HBO or Cinemax. If the rate of decline in the number of traditional MVPD service subscribers increases or if subscribers shift to lower-cost OTT services or smaller bundles of networks or virtual MVPD services that do not include all the Company’s cable networks and premium pay television services, the Company’s subscription revenues will be negatively affected.

A decrease in demand for the television programming produced by Warner Bros. or changes in the terms for licensed programming could adversely affect the Company’s revenues. Warner Bros. is a leading producer of high-quality television programming, as well as a leader in the international distribution of U.S.-produced television programming. Even with its strong competitive position, Warner Bros.’ television production business is largely dependent on the strength of the U.S. broadcast networks, basic cable networks and local television stations, and their continued demand for Warner Bros.’ television programming. If there is a decrease in such demand, it could decrease the overall scale of Warner Bros.’ television production business and reduce the aggregate license fees for its television programming. The following factors could increase the likelihood of a decrease in such demand in the U.S.: (i) vertically-integrated networks favoring programming from their in-house and affiliated television production studios over Warner Bros.’ programming, because ownership of the programming enables the networks to license the programming to third parties in the U.S. and internationally and thus control where and when the programming is made available and access the increasing revenue opportunities for programming in subsequent distribution windows; (ii) emerging technologies and alternative viewing options that could reduce the lifetime value of television programming; and (iii) consolidation among television station groups, thereby reducing the number of buyers for Warner Bros.’ programming. The increasing revenue opportunities in subsequent distribution windows can also result in pressure by networks licensing new programming to share in these revenue opportunities. In international territories, the increasing popularity of locally produced television content also could result in decreased demand and lower license fees for the Company’s U.S.-produced television programming.

An increase in the costs to acquire or produce popular programming could adversely affect the Company’s operating results. Competition to acquire popular programming is intense both in the U.S. and internationally among networks, premium pay television services and OTT services. More networks, premium pay television services and OTT services are seeking to offer distinctive programming, including sports programming, and are willing to invest more to do so. In some cases, Turner and Home Box Office have had to increase the prices they are willing to pay for sports and acquired programming, including the renewal of licensed programming, and have been outbid by competitors, which could occur again in the future. In addition, the increased investments by networks, premium pay television services and OTT services in high quality original programming may make it more challenging for Home Box Office, Turner and Warner Bros. to attract and retain talent and could drive up talent and production costs. Increased competition has also forced some networks and OTT services to commit to straight-to-series orders for programming instead of a pilot order. If Home Box Office or Turner commit to straight-to-series orders and those series do not meet anticipated production or quality standards or are otherwise not accepted by audiences, revisions to the programming may be necessary, which could increase production costs. The increased financial commitment for a straight-to-series order also could increase the risks associated with such an order. If increases in Warner Bros.’ costs to produce programming are not offset by higher content licensing revenues or if increases in Turner’s and Home Box Office’s costs to produce or acquire popular programming are not offset by increases in subscription revenues and increases in advertising revenues for Turner’s cable networks, the Company’s results of operations could be adversely affected.

The Company’s results of operations could be adversely affected if there is a decline in advertising spending, which could be caused by a number of factors. A decline in the economic prospects of advertisers or the economy in general could cause advertisers to spend less on advertising. In addition, television advertising expenditures could be negatively affected by

(i) further declines in traditional MVPD service subscribers; (ii) shifts in consumer viewing patterns, including consumers watching more non-traditional and shorter-form video content online, increased viewership of programming on demand on a time-delayed basis (to the extent it either does not contain advertising or such viewing is not measured for audience delivery purposes) and the increased use of DVRs to skip advertisements; (iii) declining consumer tolerance for commercial interruptions; (iv) an increasing shift of advertising expenditures to online and mobile offerings; (v) increasing audience fragmentation caused by increased availability of alternative forms of leisure and entertainment activities; (vi) pressure from public interest groups to reduce or eliminate advertising of certain products on television; (vii) new laws and regulations that prohibit or restrict certain types of advertisements; and (viii) natural disasters, extreme weather, acts of terrorism, political uncertainty or hostilities resulting in uninterrupted news coverage of such events that disrupts regular television programming. In addition, advertisers’ willingness to purchase advertising time from the Company may be adversely affected by a decline in audience ratings for the programming aired on Turner’s cable networks. If ratings decline significantly, Turner’s cable networks generally will be required to provide additional advertising time to advertisers to reach agreed-on audience delivery thresholds. This may result in Turner’s cable networks having less advertising time available to sell or use to promote their own programming. In addition, although audience measurement systems have improved and better capture the viewership of programming through DVRs, affiliates’ and networks’ VOD offerings and digital platforms and devices, they still do not fully capture all viewership and advertisers may not be willing to pay advertising rates based on the viewership that is not being measured. Turner is engaged in a variety of efforts to make advertising on its networks more valuable to advertisers and improve the consumer experience, including investing in advertising technology and data analytics platforms that provide targeting and measurement capabilities and reducing the amount of advertising on select programming on some of its cable networks; however, these efforts may not be successful or may take several years to become successful. Turner’s advertising revenues from digital offerings also could be adversely affected by technology that enables consumers to block advertisements.

The Company’s results of operations may be adversely affected by shifts in home entertainment consumption patterns. Several factors have contributed to an industry-wide decline in sales of home entertainment product in physical formats in recent years, including consumers shifting to digital purchases and transactional VOD rentals of content; changing retailer initiatives and strategies (e.g., reduction in floor space devoted to home entertainment product in physical formats); retail store closures; increasing competition for consumer discretionary time and spending; and piracy. Consumers have also been increasingly shifting to OTT services that are based on a subscription model rather than a transactional model. Although digital sales are becoming an increasing share of total sales of film and television content and, with greater per-unit profitability, have helped offset some of the declines in physical sales of content, digital sales may never generate aggregate profits that equal or exceed the peak profits generated by physical sales in prior years or it may take several years for the increased profits from higher-margin digital sales to fully offset the decrease in lower-margin physical sales and rentals.

If the Company fails to compete successfully against alternative sources of entertainment and news, there may be an adverse effect on the Company’s results of operations. The Company competes for consumers’ leisure and entertainment time and discretionary spending with all other sources of entertainment and news, including television networks, premium pay television services, OTT services, feature films, the Internet, home entertainment products and services, videogames, print media, pirated content, live sports and other events. The increased number of media and entertainment choices available to consumers has made it much more difficult to attract and obtain their attention and time. There can be no assurance that the Company will be able to compete successfully in the future against existing or new competitors.

The Company is exposed to risks associated with weak economic conditions, geopolitical and economic uncertainties and increased volatility and disruption in the financial markets. The Company’s financial condition and results of operations may be adversely affected by weak economic conditions in the U.S. and other countries where the Company does business and the impact of those conditions on advertisers, affiliates, suppliers, retailers, insurers, theater operators and others with which it does business. The global economy continues to be volatile, with slower economic growth in some large emerging economies such as China, India and Brazil and economic uncertainties arising from governmental actions in some countries such as Russia and Venezuela. Additional geopolitical and economic uncertainties exist due to key elections and referendums during 2016, such as the United Kingdom’s referendum to exit the European Union and the 2016 U.S. Presidential and Congressional elections, the impacts of which are unknown. These impacts could include changes in international trade policies and taxation. Weak economic conditions and geopolitical and economic uncertainties could lead to lower consumer spending for the Company’s content and products in these regions and countries, particularly if advertisers, licensees, retailers, theater operators and consumers reduce their demand for the Company’s content and products due to the negative impact of these conditions and uncertainties on them. Consumer spending in these regions and countries may be further negatively impacted by governmental actions to manage national economic matters, whether through austerity or stimulus measures or initiatives intended to control wages, unemployment, credit availability, inflation, international trade, taxation and other economic drivers.

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

The Company faces risks relating to conducting business internationally that could adversely affect its businesses and operating results. It is important for the Company to achieve sufficient scale in key international territories in a cost-effective manner to be able to compete successfully in those territories. Failure to achieve sufficient scale could adversely affect the Company’s results of operations. The increasing number of U.S. media companies focused on extending their global reach and the significant growth in the number of OTT services launched by international networks and distributors have intensified competition internationally, which could make it more difficult and expensive for the Company to achieve sufficient scale in key international territories. There are also risks inherent in international business operations, including:

•	issues related to integrating and managing international operations and investments;
•	potentially adverse tax developments;
•	lack of sufficient protection for intellectual property in some countries;
•	territorial restrictions on content licensing;
•	currency exchange restrictions, export controls and currency devaluation risks in some foreign countries;
•	the existence in some countries of statutory shareholder minority rights and restrictions on foreign direct ownership;
•	the existence in some countries of regulatory or other restrictions that impede the ability of foreign companies to conduct business in such countries;
•	the existence of quotas and other content-related limitations or restrictions (e.g., government censorship);
•	restrictions on television advertising, marketing and network packaging;
•	issues related to occupational safety and adherence to local labor laws and regulations;
•	political or social unrest;
•	higher than anticipated costs of entry;
•	the presence of corruption in certain countries;
•	the absence of good diplomatic relations between the U.S. and certain countries; and
•	the potential for government appropriation of the Company’s assets.

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

Increased piracy of the Company’s content, products and other intellectual property may further decrease the revenues received from the legitimate sale, licensing and distribution of its content and adversely affect its business and profitability. The Company continues to be negatively affected by piracy, and an increase in the piracy of the Company’s content, products and other intellectual property could reduce the revenues the Company earns from the legitimate sale, licensing and distribution of its content, products and other intellectual property. The risks relating to piracy continue to increase as technological developments have made it easier to access, reproduce, distribute and store high-quality unauthorized copies of content, such as increased broadband Internet speeds and penetration rates and increased availability and speed of mobile data transmission. Piracy is particularly prevalent in countries that lack effective copyright and other legal protections or enforcement measures, and illegitimate operators based in those parts of the world can attract users from anywhere in the world. The Company devotes substantial resources to protecting its content, products and intellectual property, but the Company’s efforts to enforce its rights and combat piracy may not be successful.

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

The Company’s businesses are subject to labor interruption. The Company and some of its suppliers and business partners retain the services of writers, directors, actors, announcers, athletes, technicians, trade employees and others involved in the development and production of its television programming, feature films and videogames who are covered by collective bargaining agreements. Collective bargaining agreements with the Writers Guild of America, West Inc. and the Writers Guild of America, East Inc., as well as the collective bargaining agreement with the Screen Actors Guild-American Federation of Television and Radio Artists (“SAG-AFTRA”) covering artists who perform in theatrical and television productions, expire in mid-2017. If negotiations to renew expiring collective bargaining agreements are not successful or become unproductive, the affected unions could take actions such as strikes, work slowdowns or work stoppages. Strikes, work slowdowns, work stoppages or the possibility of such actions could result in delays in the production of the Company’s television programming, feature films and videogames. The Company could also incur higher costs from such actions, new collective bargaining agreements or the renewal of collective bargaining agreements on less favorable terms. Many of the collective bargaining agreements that cover individuals providing services to the Company are industry-wide agreements, and the Company may lack practical control over the negotiations and terms of these agreements. Union or labor disputes or player lock-outs relating to certain professional sports leagues may preclude the Company from producing and telecasting scheduled games or events and could negatively impact the Company’s promotional and marketing opportunities. Depending on their duration, union or labor disputes or player lock-outs could have an adverse effect on the Company’s results of operations.

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

The Company is also subject to risks caused by the misappropriation, misuse, falsification or intentional or accidental release or loss of data maintained in the information systems and networks of the Company or its vendors, including sensitive or confidential personnel, customer or vendor data. Outside parties may attempt to penetrate the Company’s systems or those of its vendors or fraudulently induce employees or customers of the Company or employees of its vendors to disclose sensitive information to obtain or gain access to the Company’s data. The number and sophistication of attempted and successful information security breaches in the U.S. have increased in recent years. If a material breach of the Company’s information systems or those of its vendors occurs, the market perception of the effectiveness of the Company’s information security measures could be harmed, the Company could lose customers and advertisers, and its reputation, brands and credibility could be damaged. In addition, if a material breach of its information systems occurs, the Company could be required to expend significant amounts of money and other resources to repair or replace information systems or networks or to comply with notification requirements. The Company also could be subject to actions by regulatory authorities and claims asserted in private litigation in the event of a breach of the information systems of the Company or its vendors.

Although the Company develops and maintains information security practices and systems designed to prevent these events from occurring, the development and maintenance of these systems are costly and require ongoing monitoring and updating as technologies change and tactics to overcome information security measures become more sophisticated. Moreover, despite the Company’s efforts, the possibility of these events occurring cannot be eliminated entirely. Information security risks will continue to increase, and the Company will need to expend additional resources to protect its information systems, networks and data as the Company distributes more of its content digitally, engages in more electronic transactions directly with consumers, acquires more consumer data, including information about consumers’ viewing behavior, their credit card information and other personal data, increases the number of information technology systems used in its business operations, relies more on cloud-based services and information systems and increases its use of third-party service providers to perform information technology services.

Service disruptions or the failure of communications satellites or transmitter facilities relied on by the Company could have a negative impact on the Company’s revenues. Turner and Home Box Office rely on their own and their vendors’ communications satellites and transmitter facilities to transmit their programming to affiliates and other distributors. Shutdowns of satellites and transmitter facilities or service disruptions pose significant risks to the Company’s operations. Such disruptions may be caused by power outages, natural disasters, extreme weather, terrorist attacks, failures or impairments of communications satellites or on-ground uplinks or downlinks used to transmit programming, or other similar events. If a satellite is not able to transmit the Company’s programming, the Company may not be able to secure an alternative communication satellite in a timely manner, because there are a limited number of communications satellites available for the transmission of programming. If such an event were to occur, there could be a disruption in the delivery of the Company’s programming, which could harm the Company’s reputation and adversely affect the Company’s results of operations.

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

Failure to complete the merger in a timely manner or at all could negatively impact the market price of the Time Warner common stock, as well as the Company’s future business and its financial condition, results of operations and cash flows. The Company currently anticipates the merger will close before year-end 2017, but it cannot be certain when or if the conditions for the proposed merger will be satisfied or (if permissible under applicable law) waived. The merger cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived, including the adoption of the Merger Agreement by the holders of Time Warner common stock (which has been obtained) and the receipt of required antitrust and other regulatory approvals. In the event that the merger is not completed for any reason, the holders of Time Warner common stock will not receive any payment for their shares of Time Warner common stock in connection with the proposed merger. Instead, Time Warner will remain an independent public company and holders of Time Warner common stock will continue to own their shares of Time Warner common stock.

Additionally, if the merger is not consummated in a timely manner or at all, Time Warner’s ongoing business may be adversely affected as follows:

•	Time Warner may experience negative reactions from financial markets and the stock price could decline;
•	it may experience negative reactions from employees, customers, suppliers or other third parties;
•	management’s focus would have been diverted from pursuing other opportunities that could have been beneficial to Time Warner; and
•	the costs of pursuing the merger may be higher than anticipated and would be borne entirely by Time Warner.

If the merger with AT&T is not completed, there can be no assurance that these risks will not materialize and will not materially adversely affect Time Warner’s stock price, business, financial conditions, results of operations or cash flows.

Completion of the merger is subject to conditions and if these conditions are not satisfied or waived, the merger will not be completed. The obligations of AT&T and Time Warner to complete the merger are subject to satisfaction or waiver of a number of conditions, some of which have been satisfied as of the date of this report. The obligations of AT&T and Time Warner are each subject to, among other conditions: (i) adoption of the Merger Agreement by Time Warner shareholders (which has been obtained), (ii) approval for the listing on the NYSE of the shares of AT&T common stock to be issued in the merger, upon official notice of issuance, (iii) expiration or termination of any applicable waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) if required in connection with the consummation of the merger, receipt of any necessary consents from the FCC, (v) receipt of consents from specified foreign regulators, (vi) if required in connection with the merger, receipt of consents from state public utility commissions, (vii) absence of any applicable law or order that prohibits completion of the merger, (viii) accuracy of the representations and warranties made in the Merger Agreement by the other party, subject to certain materiality qualifications, and (ix) performance in all material respects by the other party of the material obligations required to be performed by it at or prior to completion of the merger. In addition, AT&T’s obligation to complete the merger is further subject to the governmental consents described in clauses (iii)-(vi) above having been received without the imposition of any regulatory conditions that, individually or in the aggregate, would be reasonably likely to have a “regulatory material adverse effect,” as defined in the Merger Agreement. The satisfaction of the required conditions could delay the completion of the merger for a significant period of time or prevent it from occurring. Further, there can be no assurance that the conditions to the closing of the merger will be satisfied or waived or that the merger will be completed.

In order to complete the merger, AT&T and Time Warner must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions, completion of the merger may be jeopardized or the anticipated benefits of the merger could be reduced. Although AT&T and Time Warner have agreed in the Merger Agreement to use their reasonable best efforts, subject to certain limitations, to make certain governmental filings and obtain the required governmental approvals or expiration or earlier termination of relevant waiting periods, as the case may be, there can be no assurance that the relevant waiting periods will expire or be terminated early or that the relevant approvals will be obtained. In addition, in certain instances, the governmental authorities that provide these approvals have broad discretion in administering the governing regulations. As a condition to approving the merger or related transactions, these governmental authorities may impose conditions, terms, obligations or restrictions or require divestitures or place restrictions on the conduct of AT&T’s business after completion of the merger. Under the terms of the Merger Agreement, AT&T and its subsidiaries are required to take any and all actions necessary to obtain the consents, registrations, approvals, permits, waiting period expirations or authorizations imposed by governmental authorities required to consummate the merger (including accepting any conditions imposed by governmental authorities that would have a serious and significant adverse impact on the current or future business or operations of AT&T and its subsidiaries, including Time Warner and its subsidiaries), except those actions which would result in a regulatory material adverse effect as defined in the Merger Agreement. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the merger or imposing additional material costs on or materially limiting the revenues of the combined company following the merger, or otherwise adversely affecting, including to a material extent, AT&T’s businesses and results of operations after completion of the merger. In addition, there can be no assurance that these conditions, terms, obligations or restrictions will not result in the abandonment of the merger.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Time Warner’s headquarters are located in New York City at One Time Warner Center. The Company also owns or leases offices; studios; technical, production and warehouse spaces; communications facilities and other properties in numerous locations in the United States and around the world for its businesses. The Company considers its properties adequate for its current needs. The following table sets forth information as of December 31, 2016 with respect to the Company’s principal properties:

Location	Principal Use	Approximate Square Feet Floor Space	Type of Ownership; Expiration Date of Lease
New York, NY One Time Warner Center	Executive, business and administrative offices, studios, technical space and screening room (Corporate HQ and Turner)	940,000	Leased by the Company. Lease expires in 2019.(a)

Hong Kong 979 King’s Rd. Oxford House	Executive, business and administrative offices, a studio, technical space and screening room (Corporate, Turner and Warner Bros.)	88,000	Leased by the Company. Lease expires in 2018. Approx. 16,000 sq. ft. is sublet to unaffiliated third-party tenants.

London, England Turner House 16 Great Marlborough St.	Executive, business and administrative offices, studios and technical space (Corporate, Turner and Home Box Office)	100,000	Leased by the Company. Lease expires in 2019.

Atlanta, GA One CNN Center	Executive, business and administrative offices, studios and technical and retail space (Turner)	1,280,000	Owned by the Company. Approx. 45,000 sq. ft. is leased to unaffiliated third-party tenants.

Atlanta, GA 1050 Techwood Dr.	Executive, business and administrative offices, studios and technical space (Turner)	1,170,000	Owned by the Company.

Santiago, Chile Pedro Montt 2354	Business offices, studios and technical space (Turner)	254,000	Owned by the Company.

Location	Principal Use	Approximate Square Feet Floor Space	Type of Ownership; Expiration Date of Lease
Buenos Aires, Argentina 599 & 533 Defensa St.	Business offices, studios and technical space (Turner)	129,000	Owned by the Company.

Washington, DC 820 First St.	Business offices, studios and technical space (Turner)	102,000	Leased by the Company. Lease expires in 2020.

Los Angeles, CA 6430 Sunset Blvd.	Business offices, studios and technical space (Turner)	37,000	Leased by the Company. Lease expires in 2022.

New York, NY 1100 and 1114 Ave. of the Americas	Executive, business and administrative offices and technical space (Home Box Office)	673,000	Leased by the Company under two leases expiring in 2018.

Santa Monica, CA 2500 Broadway	Executive, business and administrative offices and technical space (Home Box Office)	128,000	Leased by the Company. Lease expires in 2019.

Hauppauge, NY 300 New Highway	Business offices, communications center, production facility and technical space (Home Box Office)	115,000	Owned by the Company.

New York, NY 120A East 23rd Street	Business and administrative offices, studios and technical space (Home Box Office)	82,000	Leased by the Company. Lease expires in 2018.

Seattle, WA 1099 Stewart Street	Business and administrative offices, and technical space (Home Box Office)	112,000	Leased by the Company. Lease expires in 2025.

Burbank, CA The Warner Bros. Studio	Executive, business and administrative offices, sound stages, administrative, technical and dressing room structures, screening theaters, machinery and equipment facilities, tour operations, back lot and parking lot/structures (Warner Bros.)	3,825,000(b)	Owned by the Company.

Leavesden, UK Leavesden Studios	Business and administrative offices, sound stages, technical and dressing room structures, machinery and equipment facilities, tour operations, back lot and parking lots (Warner Bros.)	1,024,000	Owned by the Company.

Burbank, CA 3400 Riverside Dr.	Executive, business and administrative offices (Warner Bros.)	421,000	Leased by the Company. Lease expires in 2019.

Burbank, CA 3300 W. Olive Ave.	Executive, business and administrative offices and technical space (Warner Bros.)	231,000	Leased by the Company. Lease expires in 2021.

London, England 98 Theobald Rd.	Business and administrative offices and screening room (Warner Bros.)	135,000	Leased by the Company. Lease expires in 2019.

Burbank, CA 3903 W. Olive Ave.	Executive, business and administrative offices (Warner Bros.)	128,000	Owned by the Company.

Burbank, CA 4001 W. Olive Ave.	Executive, business and administrative offices (Warner Bros.)	153,000	Owned by the Company.

(a)	The Company plans to move to a new corporate headquarters in the Hudson Yards development project in New York in early 2019.
(b)	Represents 3,825,000 sq. ft. of improved space on 148 acres.

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

The Company has estimated a range of possible loss for legal claims for which the Company has determined a loss is probable or reasonably possible, including the matter disclosed above. The Company believes the estimate of the aggregate range of possible loss for such matters in excess of accrued liabilities is between $0 and $100 million at December 31, 2016. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age of such officer as of February 1, 2017.

Name	Age	Office
Jeffrey L. Bewkes	64	Chairman and Chief Executive Officer
Howard M. Averill	53	Executive Vice President and Chief Financial Officer
Paul T. Cappuccio	55	Executive Vice President and General Counsel
Gary Ginsberg	54	Executive Vice President, Corporate Marketing & Communications
Karen Magee	55	Executive Vice President and Chief Human Resources Officer
Carol A. Melton	62	Executive Vice President, Global Public Policy
Olaf Olafsson	54	Executive Vice President, International & Corporate Strategy

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

The Company is a corporation organized under the laws of Delaware, and was formed on February 4, 2000 in connection with the Company’s January 2001 merger with America Online, Inc. The principal market for the Company’s Common Stock is the NYSE. For quarterly price information with respect to the Company’s Common Stock for the two years ended December 31, 2016, see “Quarterly Financial Information” at pages 140 through 141 herein, which information is incorporated herein by reference. The number of holders of record of the Company’s Common Stock as of February 17, 2017 was 14,640.

The Company paid a cash dividend of $0.35 per share in each quarter of 2015 and a cash dividend of $0.4025 per share in each quarter of 2016.

On February 7, 2017, the Company’s Board of Directors declared the next regular quarterly cash dividend of $0.4025 per share to be paid on March 15, 2017 to stockholders of record on February 28, 2017. The Company currently expects to continue to pay comparable cash dividends in the future. The Merger Agreement restricts the Company, without AT&T’s prior written consent, from increasing the quarterly cash dividends above $0.4025 per share. In addition, changes to the Company’s dividend policy will depend on the Company’s earnings, investment opportunities, capital requirements, financial condition, economic conditions and other factors considered relevant by the Company’s Board of Directors.

Company Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended December 31, 2016.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2016 - October 31, 2016	2,120,718	$79.98	2,120,718	$2,693,315,245
November 1, 2016 - November 30, 2016	0	$--	0	$2,693,315,245
December 1, 2016 - December 31, 2016	0	$--	0	$2,693,315,245

Total	2,120,718	$79.98	2,120,718	$2,693,315,245

(1)	These amounts do not give effect to any fees, commissions or other costs associated with the share repurchases.
(2)

On February 10, 2016, the Company announced that its Board of Directors had authorized a total of $5.0 billion in share repurchases beginning January 1, 2016, including the approximately $902 million remaining at December 31, 2015 from the prior $5.0 billion authorization. Purchases under the stock repurchase program may be made, from time to time, on the open market or in privately negotiated transactions, with the size and timing of these purchases based on a number of factors, including price and business and market conditions. The Company has repurchased shares of its common stock pursuant to trading plans under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. In connection with entering into the Merger Agreement, the Company discontinued share repurchases under the stock repurchase program.

Item 6. Selected Financial Data.

The selected financial information of the Company for the five years ended December 31, 2016 is set forth at page 139 herein and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” at pages 41 through 75 herein is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the caption “Market Risk Management” at pages 71 through 73 herein is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data of the Company and the report of independent registered public accounting firm thereon set forth at pages 76 through 135, 142 through 150 and 137 herein, respectively, are incorporated herein by reference.

Quarterly Financial Information set forth at pages 140 through 141 herein is incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm thereon set forth at pages 136 and 138 herein are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.	Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accounting Fees and Services.

Information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2017 Annual Meeting of Stockholders pursuant to Regulation 14A, except that (i) the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report and (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below.

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

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2016 about the Company’s outstanding equity compensation awards and shares of Common Stock reserved for future issuance under the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	37,104,111	$$47.07	13,496,528	(3)
Equity compensation plans not approved by security holders	--	$--	--

Total(2)	37,104,111	$$47.07	13,496,528	(3)

(1)

Equity compensation plans approved by security holders are the (i) Time Warner Inc. 2013 Stock Incentive Plan (will expire on August 31, 2017), (ii) Time Warner Inc. 2010 Stock Incentive Plan (terminated effective August 8, 2013), (iii) Time Warner Inc. 2006 Stock Incentive Plan (terminated effective September 16, 2010), (iv) Time Warner Inc. 2003 Stock Incentive Plan (expired on May 16, 2008) and (v) Time Warner Inc. 1999 Stock Plan (expired on October 28, 2009). The Time Warner Inc. 1999 Stock Plan was approved in 1999 by the stockholders of America Online, Inc. and was assumed by the Company in connection with the merger of America Online, Inc. and Time Warner Inc. (now known as Historic TW Inc.), which was approved by the stockholders of both America Online, Inc. and Historic TW Inc. on June 23, 2000.

(2)

Column (a) includes 11,559,816 shares of Common Stock underlying outstanding restricted stock units (“RSUs”) and 977,614 shares of Common Stock underlying outstanding performance stock units (“PSUs”), assuming a maximum payout of 200% of the target number of PSUs at the end of the applicable performance period. Because there is no exercise price associated with RSUs or PSUs, these stock awards are not included in the weighted-average exercise price calculation presented in column (b).

(3)

Because plan provisions limit the number of shares with respect to which awards may be granted during a calendar year, awards covering only approximately 85% of these shares may be granted prior to the expiration of the plan on August 31, 2017. The Company expects the number of shares underlying awards granted during 2017 will be significantly lower than either the number that could be awarded or the number that typically has been awarded in a year because the Company does not expect to make equity awards in 2017 to employees who were granted special retention restricted stock units in 2016 in connection with the Company entering into the Merger Agreement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)-(2) Financial Statements and Schedules:

(i) The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page 40 herein is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this report.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME WARNER INC.

By:	/s/ Howard M. Averill
	Name:	Howard M. Averill
	Title:	Executive Vice President and Chief Financial Officer

Date: February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey L. Bewkes Jeffrey L. Bewkes	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	February 23, 2017

/s/ Howard M. Averill Howard M. Averill	Executive Vice President and Chief Financial Officer (principal financial officer)	February 23, 2017

/s/ Douglas E. Horne Douglas E. Horne	Senior Vice President & Controller (principal accounting officer)	February 23, 2017

/s/ James L. Barksdale James L. Barksdale	Director	February 23, 2017

/s/ William P. Barr William P. Barr	Director	February 23, 2017

/s/ Robert C. Clark Robert C. Clark	Director	February 23, 2017

Signature	Title	Date

/s/ Mathias Döpfner Mathias Döpfner	Director	February 23, 2017

/s/ Jessica P. Einhorn Jessica P. Einhorn	Director	February 23, 2017

/s/ Carlos M. Gutierrez Carlos M. Gutierrez	Director	February 23, 2017

/s/ Fred Hassan Fred Hassan	Director	February 23, 2017

/s/ Paul D. Wachter Paul D. Wachter	Director	February 23, 2017

/s/ Deborah C. Wright Deborah C. Wright	Director	February 23, 2017

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

•

Results of operations.    This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2016. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of transactions and other items that affect the comparability of the results being analyzed is provided.

•

Financial condition and liquidity.    This section provides an analysis of the Company’s cash flows for the three years ended December 31, 2016 and the Company’s outstanding debt and commitments as of December 31, 2016. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s ongoing operations and future commitments, as well as a discussion of other financing arrangements.

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

OVERVIEW

Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, Adult Swim, Cartoon Network, CNN, HBO, Cinemax, Warner Bros. and New Line Cinema. During the year ended December 31, 2016, the Company generated Revenues of $29.318 billion (up 4% from $28.118 billion in 2015), Operating Income of $7.547 billion (up 10% from $6.865 billion in 2015), Income from continuing operations of $3.914 billion (up 3% from $3.795 billion in 2015), Net Income attributable to Time Warner shareholders of $3.926 billion (up 2% from $3.833 billion in 2015) and Cash provided by operations from continuing operations of $4.683 billion (up 22% from $3.851 billion in 2015). The Company’s results for the year ended December 31, 2016 were significantly impacted by $1.008 billion of premiums paid and costs incurred on debt redemptions. The Company’s results for the year ended December 31, 2014 were significantly impacted by the sale and leaseback of the Company’s space in Time Warner Center in January 2014 and the reversal of certain tax reserves in connection with an audit settlement. See “Results of Operations — Transactions and Other Items Affecting Comparability” for a discussion of transactions and other items that affected the comparability of Time Warner’s results.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Time Warner Businesses

Time Warner classifies its operations into three reportable segments: Turner, Home Box Office and Warner Bros. For additional information regarding Time Warner’s segments, refer to Note 16, “Segment Information,” to the accompanying consolidated financial statements.

As used in MD&A, the term “affiliates” refers to distributors that deliver packages of networks to their subscribers, including cable system operators, satellite service distributors and telephone companies (“traditional affiliates”) and virtual multichannel video programming distributors (“virtual MVPDs”); and the term “OTT services” refers to services that deliver video content to consumers over the internet and includes subscription video-on-demand (“SVOD”) services and advertising-supported VOD (“AVOD”) services such as social media platforms and user-generated content digital platforms, but does not include virtual MVPDs.

Turner.    Time Warner’s Turner segment consists of businesses managed by Turner Broadcasting System, Inc. (“Turner”). During the year ended December 31, 2016, the Turner segment recorded Revenues of $11.364 billion (38% of the Company’s total Revenues) and Operating Income of $4.372 billion.

Turner creates and programs branded news, entertainment, sports and kids multi-platform content for consumers around the world. The Turner networks and related businesses and brands include TNT, TBS, Adult Swim, truTV, Turner Classic Movies, Turner Sports, Bleacher Report, Cartoon Network, Boomerang, CNN, HLN and iStreamPlanet. The Turner networks generate revenues principally from licensing programming to affiliates that have contracted to receive and distribute this programming to subscribers, from the sale of advertising and from licensing its original programming and its brands and characters for consumer products and other business ventures. Turner also generates revenues from the sale of advertising and sponsorships through its digital properties. Turner’s programming is available to subscribers of affiliates for viewing live and on demand on television and various internet-connected devices on services provided by affiliates and on Turner’s digital properties. Turner is also pursuing direct-to-consumer distribution options for its programming and networks. For example, in November 2016, Turner launched its first domestic SVOD service, FilmStruck, aimed at arthouse film enthusiasts.

Home Box Office.    Time Warner’s Home Box Office segment consists of businesses managed by Home Box Office, Inc. (“Home Box Office”). During the year ended December 31, 2016, the Home Box Office segment recorded Revenues of $5.890 billion (20% of the Company’s total Revenues) and Operating Income of $1.917 billion.

Home Box Office operates the HBO and Cinemax multichannel premium pay television services, with the HBO service ranking as the most widely distributed multichannel premium pay television service. HBO and Cinemax programming is available in the U.S. to subscribers of affiliates for viewing live and on demand on television and various internet-connected devices on services provided by affiliates and on Home Box Office’s digital properties. In addition, Home Box Office offers HBO NOW, a domestic stand-alone OTT service available through digital distributors and some affiliates on a variety of internet-connected devices. Home Box Office has entered into arrangements with a number of digital distributors to provide their subscribers access to HBO and Cinemax services and programming on a variety of digital platforms and devices. HBO- and Cinemax-branded premium pay, basic tier television and OTT services are distributed in over 60 countries in Latin America, Asia and Europe.

In the U.S., Home Box Office generates revenues principally from licensing programming to affiliates and digital distributors that have contracted to receive and distribute such programming to their customers who subscribe to the HBO or Cinemax services. Home Box Office’s agreements with its domestic affiliates are typically long-term arrangements that provide for annual service fee increases and marketing support. The relationship between subscriber totals and the amount of revenues earned under Home Box Office affiliate agreements depends on the specific terms of the applicable agreement, which may include basic and/or pay television subscriber thresholds, volume discounts and other performance-based discounts. Marketing and promotional activities intended to retain existing subscribers and acquire new subscribers may also

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

impact revenue earned. Internationally, Home Box Office generates subscription revenues by licensing programming to international affiliates that have contracted to receive and distribute such programming to their customers. In some countries, Home Box Office also generates subscription revenues from OTT services that are distributed to consumers either directly or through third parties. Additional sources of revenues for Home Box Office are the home entertainment sales of its original programming, including Game of Thrones, True Detective, True Blood and Girls, via physical and digital formats and the licensing of its original programming.

Warner Bros.    Time Warner’s Warner Bros. segment consists of businesses managed by Warner Bros. Entertainment Inc. (“Warner Bros.”) that principally produce and distribute television shows, feature films and videogames. During the year ended December 31, 2016, the Warner Bros. segment recorded Revenues of $13.037 billion (42% of the Company’s total Revenues) and Operating Income of $1.734 billion.

Warner Bros. is a leader in television production and distribution. Warner Bros. generates television product revenues principally from the licensing of programs to broadcast and cable television networks and premium pay television and OTT services. For the 2016/2017 season, Warner Bros. is producing 75 original series in the U.S., including (i) at least four series for each of the five broadcast networks (including 2 Broke Girls, Arrow, The Bachelor, The Big Bang Theory, Blindspot, DC’s Legends of Tomorrow, The Flash, Gotham, iZombie, Lethal Weapon, Little Big Shots, Lucifer, The Middle, Mom, Riverdale, Supergirl, Supernatural, The Vampire Diaries and The Voice), (ii) series for basic cable networks (including Animal Kingdom, People of Earth, Pretty Little Liars and Queen Sugar), (iii) series for premium pay television services (including The Leftovers, Shameless and Westworld), (iv) series for SVOD services (including Disjointed, Fuller House, Gilmore Girls: A Year in the Life and Longmire), (v) series for first-run syndication (including The Ellen De Generes Show, Extra, The Real and TMZ) and (vi) animated series for Cartoon Network, Boomerang, Adult Swim and third party networks (including Be Cool, Scooby Doo!, Mike Tyson Mysteries, New Looney Tunes and Teen Titans Go! ). Warner Bros. also licenses the rights to many of its U.S. original television series in international territories. Outside the U.S., Warner Bros. has a global network of production companies in many countries (located across Europe and South America and in Australia and New Zealand), which allows Warner Bros. to develop programming specifically tailored for the audiences in these territories. These local production companies also focus on developing non-scripted programs and formats that can be adapted and sold internationally and in the U.S.

Warner Bros. is a leader in the feature film industry and produces feature films under its Warner Bros. and New Line Cinema banners. Warner Bros. generates theatrical product revenues principally through rental fees from theatrical exhibition of feature films, including the following recently released films: The Accountant, Batman v Superman: Dawn of Justice, Central Intelligence, The Conjuring 2, Fantastic Beasts and Where to Find Them, The Legend of Tarzan, The LEGO Batman Movie, Lights Out, Me Before You, Storks, Suicide Squad and Sully, and subsequently through licensing fees received from the distribution of films on premium pay television services, broadcast and cable television networks and OTT services.

Warner Bros. is a leader in the home entertainment and videogame industries. The segment generates television and theatrical product revenues from the distribution of television and theatrical product in various physical and digital formats (e.g., electronic sell-through (“EST”) and video-on-demand (“VOD”)). In addition, the segment generates revenues through the development and distribution of videogames, including the following recently released videogames: LEGO Marvel’s Avengers and Mortal Kombat XL.

The distribution and sale of home entertainment product in physical formats is a large contributor to the segment’s revenues and profits. For the past several years, sales of home entertainment product in physical formats have declined as the home entertainment industry has been undergoing significant changes as home entertainment consumption patterns have shifted. Several factors have contributed to this decline, including consumers shifting to digital purchases and transactional VOD rentals of content; changing retailer initiatives and strategies (e.g., reduction of floor space devoted to home entertainment product in physical formats); retail store closures; increasing competition for consumer discretionary time and spending; and piracy. Consumers have also been increasingly shifting to OTT services that are based on a subscription model rather than a transactional model. During 2016, across the home entertainment industry, consumer spending on home

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

entertainment product in physical formats continued to decline and consumer spending on electronic delivery continued to increase. The electronic delivery of film and television content is growing and becoming more important to the Warner Bros. segment, which has helped to offset some of the decline in sales of home entertainment product in physical formats.

Television Industry

The television industry continues to evolve, with changes in technology, rapid growth in new video services, and a corresponding increase in overall video content consumption and shift in consumer viewing patterns. Consumers are watching an increasing amount of programming on demand and across a wide variety of services and internet-connected devices. Over the past few years, the number of subscribers to multichannel video services provided by traditional affiliates in the U.S. has declined slightly, and the Company expects further modest declines to continue in the future. To counteract this trend, some traditional affiliates are placing greater emphasis on selling smaller bundles of networks, resulting in higher subscriber declines for most individual networks than for traditional affiliates in total.

At the same time, the penetration of internet-connected devices has grown, which has led to a growing number and variety of internet-delivered video services that do not require a traditional affiliate subscription or set-top box hardware. These include SVOD services, such as Amazon Prime Video, Hulu and Netflix, which have continued to increase their number of subscribers and have been, and are expected to continue, making significant investments in acquired and original programming. Some television networks and premium pay television services have also launched OTT services, such as HBO. In addition, some traditional affiliates as well as media and technology companies have launched, or have announced that they will launch, virtual MVPD services, and AVOD services, such as YouTube and Facebook, also have continued to gain in popularity.

As a result of these changes, consumers have more options for obtaining video content, including lower-cost alternatives. The combination of new competitors, changes in viewing habits and declines in subscribers to traditional affiliates’ multichannel video services has negatively affected overall television ratings and, as a result, television advertising revenues for the industry and certain of the Company’s networks. There also has been a corresponding shift of advertising dollars to non-traditional video outlets.

To address these changes, the Company’s strategy over the past few years has focused on strengthening its position within the traditional TV ecosystem, enhancing the value of traditional multichannel video service subscriptions for consumers and affiliates and the value of television advertising for advertisers, and pursuing new opportunities outside the traditional TV ecosystem. As part of this strategy, the Company plans to continue increasing its investment in high-quality distinctive programming to enhance the value of its networks, as well as expanding the amount of its content that is available on demand to capitalize on the shift in consumption habits. In addition, Turner has introduced new advertising products that provide greater data analytic tools and targeting capabilities to advertisers in order to compete more effectively with non-traditional outlets. The Company is also pursuing a number of initiatives to capitalize on the new opportunities presented by these changes, including launching OTT services and investing in and obtaining distribution of its content through other companies’ OTT services, as well as investing in short-form content production and digital-first news and entertainment networks. In addition, the Company is focused on increasing the digital sales and rentals of its television and film content and is a leader in various initiatives designed to make digital ownership of content more compelling for consumers.

AT&T and Time Warner Merger Agreement

On October 22, 2016, Time Warner entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AT&T Inc. (“AT&T”), West Merger Sub, Inc. and West Merger Sub II, LLC, pursuant to which Time Warner will combine with AT&T in a stock-and-cash transaction. The Merger Agreement has been approved unanimously by the boards of directors of both companies. Time Warner shareholders adopted the Merger Agreement at a special meeting of shareholders held on February 15, 2017. Subject to the satisfaction of the remaining conditions in the Merger Agreement, upon consummation of the merger, Time Warner’s shareholders will receive per share consideration consisting of $53.75 in cash

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

and a specified number of shares of AT&T stock, as set forth in the Merger Agreement and determined by reference to the average of the volume weighted averages of the trading price of AT&T common stock on the New York Stock Exchange (“NYSE”) on each of the 15 consecutive NYSE trading days ending on and including the trading day that is three trading days prior to the closing of the merger (the “Average Stock Price”). The stock portion of the per share consideration will be subject to a collar such that if the Average Stock Price is between $37.411 and $41.349, Time Warner shareholders will receive shares of AT&T stock equal to $53.75 in value for each share of Time Warner common stock. If the Average Stock Price is below $37.411, Time Warner’s shareholders will receive 1.437 AT&T shares for each share of Time Warner common stock. If the Average Stock Price is above $41.349, Time Warner shareholders will receive 1.300 AT&T shares for each share of Time Warner common stock. The merger is conditioned on the receipt of certain antitrust and other required regulatory consents. The merger is expected to close before year-end 2017. Should Time Warner terminate the Merger Agreement in specified circumstances, Time Warner may be required to pay AT&T a termination fee equal to $1.725 billion if Time Warner enters into or consummates an alternative transaction with a third party following such termination of the Merger Agreement.

The merger with AT&T is consistent with the Company’s strategy of ensuring that its content is available to consumers on a wide range of distribution platforms. The Company expects the merger will accelerate the Company’s efforts to spur innovation in the media industry and improve the consumer experience in pay television bundles by creating compelling consumer offerings and developing more targeted advertising offerings, and it will accelerate and reduce the risk in Time Warner’s strategy to distribute content through other online and mobile services, including those offered directly to consumers.

Recent Developments

Strategic Review of Programming

As part of its strategic planning process, the Company routinely reviews opportunities to streamline its operations and optimize its programming. In connection with that review, the Company evaluated its future use of certain owned and licensed programming, decided no longer to air this programming and incurred charges of approximately $100 million at the Turner segment in the fourth quarter of 2016, which were partially offset by $6 million of intersegment eliminations related to programming licensed by the Warner Bros. segment to the Turner segment.

Debt Tender Offers

On December 14, 2016, Time Warner purchased through cash tender offers $3.0 billion aggregate principal amount of its outstanding debt from the following series: 7.700% Debentures due 2032, 7.625% Debentures due 2031, 6.500% Debentures due 2036 and 6.625% Debentures due 2029, each of which continues to have amounts outstanding (the “Debt Tender Offers”). The premiums paid and costs incurred in connection with this purchase were $1.008 billion for the year ended December 31, 2016 and were recorded in Other loss, net in the accompanying Consolidated Statement of Operations.

2016 Debt Offerings

On December 8, 2016, Time Warner issued $1.5 billion aggregate principal amount of 3.80% Notes due 2027 under a shelf registration statement. On May 10, 2016, Time Warner issued $800 million aggregate principal amount of 2.95% Notes due 2026 under a shelf registration statement. See “Financial Condition and Liquidity — Outstanding Debt and Other Financing Arrangements” for further information.

Revolving Credit Facilities Maturity Date Extension

On December 16, 2016, Time Warner amended its $5.0 billion of senior unsecured credit facilities (the “Revolving Credit Facilities”), which consist of two $2.5 billion revolving credit facilities to extend the maturity dates of both facilities

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

from December 18, 2020 to December 18, 2021 and eliminate the swingline loan subfacility included in one of its facilities. At December 31, 2016, there were no borrowings outstanding under the Revolving Credit Facilities, and Time Warner had $1.394 billion of commercial paper outstanding, which is supported by the Revolving Credit Facilities. See “Financial Condition and Liquidity — Outstanding Debt and Other Financing Arrangements” for further information.

Time Warner Pension Plan Amendment

On August 1, 2016, the Time Warner Pension Plan (the “Pension Plan”) was amended to provide a window for a one-time lump sum payment for eligible vested participants who (i) had terminated employment as of May 31, 2016, (ii) had not yet commenced payment of their benefits as of May 31, 2016, (iii) are not otherwise eligible for an immediate lump sum payment of their benefits and (iv) have benefits with a present value of less than $50,000. Eligible participants had the opportunity to elect, during the period beginning on August 16, 2016 and ending on October 7, 2016, to receive their benefits in the form of an immediate lump sum payment. Certain annuity options were also available. Payments to those eligible participants who elected to receive their benefit under the window program were made or commenced in December 2016. During the three months ended December 31, 2016, the Company recognized settlement losses of $52 million principally in connection with this amendment to the Pension Plan, $38 million of which was related to businesses the Company previously disposed of. For the year ended December 31, 2016, the Company recognized settlement losses of $70 million, $46 million of which was related to businesses the Company previously disposed of. The settlement losses related to businesses the Company previously disposed of are included in Discontinued operations, net of tax in the accompanying Consolidated Statement of Operations. The settlement losses related to continuing operations are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Hulu

On August 2, 2016, Time Warner purchased a 10% ownership interest in Hulu, LLC, a company that provides OTT services, for $590 million in cash, including transaction costs. Time Warner accounts for this investment under the equity method of accounting.

NCAA

On March 14, 2016, Turner and CBS entered into an agreement with the National Collegiate Athletic Association (the “NCAA”) to license the television, digital and marketing rights to the NCAA Division I Men’s Basketball Championship Tournament (the “NCAA Tournament”) from 2025 through 2032 for an aggregate rights fee of $8.8 billion. While the aggregate rights fee will be paid by Turner to the NCAA, the rights fee, production costs, advertising revenues and sponsorship revenues related to the NCAA Tournament and related programming will continue to be shared by Turner and CBS. Annually, for 2025 through 2032, Turner will be allocated the first $90 million of revenue subject to the arrangement. However, if the amount paid for the rights fee and production costs in any year during that period exceeds advertising and sponsorship revenues for that year, including the $90 million of revenue allocated to Turner, CBS’ share of such shortfall will be limited to $45 million. Under the current agreement among Turner, CBS and the NCAA, Turner and CBS have licensed rights to the NCAA Tournament through 2024.

Fandango

In April 2016, Warner Bros. sold its Flixster business to Fandango Media, LLC (“Fandango”), a subsidiary of NBCUniversal Media LLC, in exchange for a 25% interest in Fandango. For the year ended December 31, 2016, Warner Bros. recorded a pre-tax gain of $90 million in connection with this transaction. Time Warner accounts for its investment in Fandango under the equity method of accounting.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Central European Media Enterprises Ltd.

On February 19, 2016, CME Media Enterprises B.V. (“CME BV”), a subsidiary of Central European Media Enterprises Ltd. (“CME”), entered into a credit agreement (the “2016 Credit Agreement”) with third-party financial institutions for an approximate €470 million senior unsecured term loan (the “2016 Term Loan”) that was funded in April 2016 and matures on February 19, 2021. Time Warner has guaranteed CME BV’s obligations under the 2016 Credit Agreement for a fee equal to a rate based on CME’s net leverage, which was 9% as of December 31, 2016, less the interest rate on the 2016 Term Loan, which was 1.78% as of December 31, 2016, to be paid to Time Warner semi-annually. CME BV must pay a portion of the fee in cash and may, at CME BV’s option, pay the remainder in cash or in kind. In April 2016, CME used cash on hand and the proceeds of the 2016 Term Loan to repay in their entirety both its Senior Secured Notes due 2017 (the “Senior Secured Notes”) and the term loan Time Warner provided CME in 2014 (the “TW Term Loan”), which also was due in 2017. Time Warner received approximately $485 million in connection with CME’s repayment of the Senior Secured Notes and the TW Term Loan. As consideration for assisting CME in refinancing its debt due in 2017, Time Warner earned a fee equal to 1% of the aggregate principal amount of the 2016 Term Loan borrowed at funding. Prior to the funding, CME BV entered into unsecured interest rate hedge arrangements to protect against changes in the interest rate on the 2016 Term Loan during its term, and Time Warner has guaranteed CME BV’s obligations under such arrangements.

In addition, on February 19, 2016, CME entered into an amendment to extend the maturity of its €251 million senior unsecured term loan obtained in 2014 from third-party financial institutions (the “2014 Term Loan”) from November 1, 2017 to November 1, 2018. Time Warner continues to guarantee CME’s obligations under the 2014 Term Loan.

Time Warner and CME also agreed on February 19, 2016 to amend and restate the $115 million revolving credit facility Time Warner provided CME in 2014 to reduce the size of the facility to $50 million as of January 1, 2018 and to extend its term from December 2017 to February 2021. Amounts outstanding under the revolving credit facility bear interest at a rate based on CME’s net leverage. Beginning in April 2016, CME must pay a portion of the interest for each applicable quarterly interest period in cash and may, at CME’s option, pay the remainder in kind by adding such amount to the outstanding principal amount of the revolving credit facility. As of December 31, 2016, there were no amounts outstanding under the revolving credit facility.

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

As discussed in Note 5, “Investments,” to the accompanying consolidated financial statements, the Company has guaranteed an aggregate amount of €955 million of CME’s outstanding senior debt. Pursuant to the terms of CME’s outstanding senior debt, a change of control of Time Warner provides the administrative agent and/or lenders of this debt the right to declare the debt immediately due and payable. If that were to occur, Time Warner would be obligated under the terms of its guarantees to pay the full amount of the debt, subject to reimbursement from CME on the scheduled maturity dates for the debt in 2018, 2019 and 2021.

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

Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by transactions and certain other items in each period as follows (millions):

	Year Ended December 31,
	2016	2015	2014
Asset impairments	$(43)	$(25)	$(69)
Gain (loss) on operating assets, net	78	(1)	464
Venezuelan foreign currency loss	—	(22)	(173)
Costs related to the AT&T merger	(42)	—	—
Other	(47)	(10)	(80)

Impact on Operating Income	(54)	(58)	142
Investment gains (losses), net	148	(31)	30
Amounts related to the separation or disposition of former Time Warner segments	(19)	(17)	(6)
Premiums paid and costs incurred on debt redemption	(1,008)	(72)	—
Items affecting comparability relating to equity method investments	(136)	(27)	(97)

Pretax impact	(1,069)	(205)	69
Income tax impact of above items	343	57	165

Impact of items affecting comparability on income from continuing operations attributable to Time Warner Inc. shareholders	$(726)	$(148)	$234

In addition to the items affecting comparability described above, the Company incurred Restructuring and severance costs of $117 million, $60 million and $512 million for the years ended December 31, 2016, 2015 and 2014, respectively. For the years ended December 31, 2016, 2015 and 2014, the Turner segment incurred programming impairments of $136 million, $131 million and $526 million, respectively, which were partially offset by intersegment eliminations of $6 million, $2 million and $138 million, respectively. For further discussion of Restructuring and severance costs and the programming impairments, see “Overview,” “Consolidated Results” and “Business Segment Results.”

Asset Impairments

During the year ended December 31, 2016, the Company recognized asset impairments of $43 million, which consisted of $28 million at the Turner segment primarily related to an international broadcast license, $9 million at the Warner Bros. segment related to certain internally developed software and $6 million at Corporate related to miscellaneous assets.

During the year ended December 31, 2015, the Company recognized asset impairments of $15 million at Corporate primarily related to an asset held for disposal and certain internally developed software, $7 million at the Warner Bros. segment primarily related to certain internally developed software and $3 million at the Turner segment related to miscellaneous assets.

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

Gain (Loss) on Operating Assets, Net

For the year ended December 31, 2016, the Company recognized $78 million of net gains on operating assets, consisting of $92 million of gains at the Warner Bros. segment, principally relating to the gain on the sale of Flixster’s net assets to Fandango, and $14 million of net losses at the Turner segment, principally relating to the pending disposition of a business.

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

Costs Related to the AT&T Merger

For the year ended December 31, 2016, the Company recognized $42 million of costs related to the AT&T merger, consisting of $28 million at Corporate, $7 million at the Warner Bros. segment, $5 million at the Turner segment and $2 million at the Home Box Office segment. These costs reflect $24 million of external transaction costs and $18 million of costs from employee retention programs (as discussed below). Approximately $40 million of these costs are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations and the remainder in Costs of revenues in the accompanying Consolidated Statement of Operations.

In connection with entering into the Merger Agreement, as of December 31, 2016, the Company has granted 5.3 million special retention restricted stock units (“Special Retention RSUs”) to certain employees of Time Warner and its divisions, including all executive officers of Time Warner. Half of the Special Retention RSUs will vest 25% per year on each of the first four anniversaries of February 15, 2017, and the remaining half will vest 25% per year on each of the first four anniversaries of February 15, 2018. Pursuant to the Special Retention RSU agreements, vesting as a result of retirement is not permitted unless the employee retires after the merger has closed. In addition, the awards do not accelerate

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

automatically following the closing of the merger. Instead, the employee must remain employed following the closing, and the awards will vest only upon the scheduled vesting date or upon termination of employment under certain circumstances, such as termination without cause, for good reason or due to retirement.

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

Other

Other reflects external costs related to mergers, acquisitions or dispositions of $14 million, $10 million and $80 million for the years ended December 31, 2016, 2015 and 2014, respectively. External costs related to mergers, acquisitions or dispositions for the year ended December 31, 2016 consisted of $7 million at the Turner segment, $4 million at the Warner Bros. segment and $3 million at Corporate. External costs related to mergers, acquisitions or dispositions for the year ended December 31, 2015 consisted of $3 million at the Turner segment, $6 million at the Warner Bros. segment and $1 million at Corporate. External costs related to mergers, acquisitions or dispositions for the year ended December 31, 2014 consisted of $14 million at the Turner segment primarily related to exit costs in connection with the shutdown of CNN Latino, $19 million at the Warner Bros. segment primarily related to the acquisition of the operations outside the U.S. of Eyeworks Group and $47 million at Corporate primarily related to the legal and structural separation of the Company’s former Time Inc. segment from the Company (the “Time Separation”).

For the year ended December 31, 2016, other also includes $24 million of pension settlement charges at Corporate and $9 million of expenses at the Home Box Office segment related to Home Box Office’s withdrawal from a multiemployer benefit plan.

External costs related to mergers, acquisitions or dispositions and pension settlement charges are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Investment Gains (Losses), Net

For the year ended December 31, 2016, the Company recognized $148 million of net investment gains, consisting of a $95 million gain in connection with financing transactions of CME, a $41 million gain associated with an agreement to dissolve a Home Box Office joint venture in the Netherlands, $32 million of net miscellaneous investment gains and $20 million of losses relating to fair value adjustments on warrants to purchase common stock of CME held by the Company.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Amounts Related to the Separation or Disposition of Former Time Warner Segments

For the year ended December 31, 2016, the Company recognized $19 million of losses related to the separation or disposition of former Time Warner segments, consisting of $15 million of losses primarily reflecting pension and other retirement benefits related to employees and former employees of Time Inc. and $4 million of losses primarily related to the disposition of Warner Music Group (“WMG”) in 2004, primarily related to a legal settlement.

For the year ended December 31, 2015, the Company recognized $17 million of losses related to the separation or disposition of former Time Warner segments, consisting of $9 million of losses primarily reflecting pension and other retirement benefits related to employees and former employees of Time Inc., losses of $4 million related to changes in the value of a Time Warner Cable Inc. (“TWC”) tax indemnification receivable and losses of $4 million related to payments made to TWC in accordance with a tax sharing arrangement.

For the year ended December 31, 2014, the Company recognized $6 million of losses related to the separation or disposition of former Time Warner segments, consisting of losses of $10 million related to changes in the value of a TWC tax indemnification receivable, a loss of $1 million related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by TWC employees, income of $3 million related to the expiration, exercise and net change in the estimated fair value of Time Warner equity awards held by certain Time Inc. employees and income of $2 million primarily related to a tax indemnification obligation associated with the disposition of WMG.

These amounts have been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Premiums Paid and Costs Incurred on Debt Redemption

For the year ended December 31, 2016, the Company recognized $1.008 billion of premiums paid and costs incurred in connection with the Debt Tender Offers. For the year ended December 31, 2015, the Company recognized $72 million of premiums paid and costs incurred principally to retire its 5.875% Notes due 2016 through a tender offer and redemption. These amounts have been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Items Affecting Comparability Relating to Equity Method Investments

For the year ended December 31, 2016, the Company recognized $150 million of losses related to the financing transactions with CME in 2016 and $14 million of income primarily related to net investment gains recorded by equity method investees. For the year ended December 31, 2015, the Company recognized $18 million related to asset impairments recorded by an equity method investee, $8 million related to net losses from discontinued operations recorded by an equity method investee and $1 million related to expenses recorded by an equity method investee related to government investigations. For the year ended December 31, 2014, the Company recognized $70 million related to losses from discontinued operations recorded by an equity method investee and $27 million related to a loss on the extinguishment of debt recorded by an equity method investee. These amounts have been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

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

Revenues.  The components of Revenues are as follows (millions):

	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Turner	$11,364	$10,596	$10,396	7%	2%
Home Box Office	5,890	5,615	5,398	5%	4%
Warner Bros.	13,037	12,992	12,526	—%	4%
Intersegment eliminations	(973)	(1,085)	(961)	(10)%	13%

Total revenues	$29,318	$28,118	$27,359	4%	3%

For the year ended December 31, 2016, Revenues at the Turner segment increased primarily driven by higher Subscription and Advertising revenues, Revenues at the Home Box Office segment increased due to higher Subscription revenues and Revenues at the Warner Bros. segment increased driven by higher Theatrical and Television product revenues, partially offset by lower Videogames and other revenues. Changes in exchange rates associated with the foreign currencies to which the Company is exposed negatively impacted the Company’s Revenues by approximately $340 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015, with negative impacts of approximately $195 million, $135 million and $10 million at the Warner Bros., Turner and Home Box Office segments, respectively. If the foreign exchange rates relative to the U.S. Dollar remain at the levels they were at as of December 31, 2016 or if the U.S. Dollar strengthens further in 2017 relative to the foreign currencies to which the Company is exposed, the Company’s Revenues in 2017 will be negatively affected as compared to its Revenues in 2016.

For the year ended December 31, 2015, Revenues at the Turner segment increased primarily driven by higher Content and other and Advertising revenues, Revenues at the Home Box Office segment increased due to higher Subscription and Content and other revenues and Revenues at the Warner Bros. segment increased driven by higher Videogames and other revenues as well as higher Television product revenues, partly offset by lower Theatrical product revenues. The strengthening of the U.S. Dollar during 2015 relative to foreign currencies to which the Company is exposed negatively impacted the Company’s Revenues by approximately $1.1 billion for the year ended December 31, 2015, consisting of approximately $685 million, $340 million and $30 million at the Warner Bros., Turner and Home Box Office segments, respectively.

Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

Costs of Revenues.    Costs of revenues were $16.376 billion, $16.154 billion and $15.875 billion for the years ended December 31, 2016, 2015 and 2014, respectively. The increase for the year ended December 31, 2016 reflected increases at the Turner and HBO segments, partially offset by a decrease at the Warner Bros. segment. The increase for the year ended December 31, 2015 reflected increases at the Warner Bros. and Home Box Office segments, partially offset by a decrease at the Turner segment.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $5.123 billion, $4.824 billion and $5.190 billion for the years ended December 31, 2016, 2015 and 2014, respectively. The increase for the year ended December 31, 2016 was primarily due to an increase at the Turner segment and at Corporate. The decrease for the year ended December 31, 2015 reflected decreases at Corporate and the Turner and Warner Bros. segments, partially offset by an increase at the Home Box Office segment.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

In addition, for the year ended December 31, 2016, Selling, general and administrative expenses included approximately $40 million of costs related to the AT&T merger. For the year ended December 31, 2015, Selling, general and administrative expenses also included a $22 million foreign currency charge related to the remeasurement of the Company’s net monetary assets denominated in Venezuelan currency resulting from a change in the foreign exchange rate used by the Company from the SICAD 2 exchange rate to the Simadi exchange rate. For the year ended December 31, 2014, Selling, general and administrative expenses also included a $173 million foreign currency charge related to the remeasurement of the Company’s net monetary assets denominated in Venezuelan currency resulting from a change in the foreign currency exchange rate used by the Company from the official rate to the SICAD 2 exchange rate.

Included in Costs of revenues and Selling, general and administrative expenses was depreciation expense of $479 million, $492 million and $531 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Amortization Expense.    Amortization expense was $190 million, $189 million and $202 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Restructuring and Severance Costs.    For the years ended December 31, 2016, 2015 and 2014, the Company incurred Restructuring and severance costs primarily related to employee terminations and other exit activities. Restructuring and severance costs are as follows (millions):

	Year Ended December 31,
	2016	2015	2014
Turner	$61	$58	$249
Home Box Office	49	—	63
Warner Bros.	4	1	169
Corporate	3	1	31

Total restructuring and severance costs	$117	$60	$512

The total number of employees terminated across the segments for the years ended December 31, 2016, 2015 and 2014 was approximately 800, 700 and 4,000, respectively.

Operating Income.    Operating Income was $7.547 billion, $6.865 billion and $5.975 billion for the years ended December 31, 2016, 2015 and 2014, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $54 million of expense, $58 million of expense and $142 million of income for the years ended December 31, 2016, 2015 and 2014, respectively, Operating Income increased $678 million and $1.090 billion in 2016 and 2015, respectively. Operating Income increased in 2016, despite the unfavorable impact of foreign currency exchange rates of approximately $140 million, primarily reflecting increases at all of the segments, partially offset by a decrease at Corporate. Operating Income increased in 2015, despite the unfavorable impact of foreign currency exchange rates of approximately $480 million, reflecting increases at all of the segments and Corporate. The segment variations are discussed under “Business Segment Results.” If the foreign exchange rates relative to the U.S. Dollar remain at the levels they were at as of December 31, 2016 or if the U.S. Dollar strengthens further in 2017 relative to the foreign currencies to which the Company is exposed, the Company’s Operating Income will be negatively affected.

Interest Expense, Net.    Interest expense, net detail is shown in the table below (millions):

	Year Ended December 31,
	2016	2015	2014
Interest expense	$(1,388)	$(1,382)	$(1,353)
Interest income	227	219	184

Total interest expense, net	$(1,161)	$(1,163)	$(1,169)

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

The increase in interest expense for the year ended December 31, 2016 was primarily due to higher average debt balances, partially offset by lower average interest rates.

The increase in interest expense for the year ended December 31, 2015 was primarily due to higher average debt balances, partially offset by lower average interest rates. The increase in interest income for the year ended December 31, 2015 was primarily related to noncash interest income accretion related to the transactions with CME that were completed in 2014, partially offset by the recognition of interest income during the year ended December 31, 2014 on a note receivable that was collected in March 2014.

Other Loss, Net.    Other loss, net detail is shown in the table below (millions):

	Year Ended December 31,
	2016	2015	2014
Investment gains (losses), net	$148	$(31)	$30
Amounts related to the separation or disposition of former Time Warner segments	(19)	(17)	(6)
Premiums paid and costs incurred on debt redemption	(1,008)	(72)	—
Loss from equity method investees	(283)	(123)	(153)
Other, net	(29)	(13)	2

Other loss, net	$(1,191)	$(256)	$(127)

Investment gains (losses), net, amounts related to the separation or disposition of former Time Warner segments and premiums paid and costs incurred on debt redemption are discussed under “Transactions and Other Items Affecting Comparability.” For the year ended December 31, 2016, the increase in loss from equity method investees was mainly due to the Company’s share of losses from CME of $198 million primarily related to the CME financing transactions in 2016. For the year ended December 31, 2015, loss from equity method investees decreased despite the unfavorable impact of foreign exchange rates of approximately $70 million for the year ended December 31, 2015.

Income Tax Provision.    Income tax provision was $1.281 billion, $1.651 billion and $785 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company’s effective tax rate was 25%, 30% and 17% for the years ended December 31, 2016, 2015 and 2014, respectively. The decrease in the effective tax rate in 2016 as compared to 2015 was primarily due to a change in the Company’s tax method of accounting for film and television cost amortization that was approved by the Internal Revenue Service during the third quarter of 2016. The change in method generated a tax benefit related to extra-territorial income exclusions for tax years dating back to 2001. The increase in the effective tax rate in 2015 as compared to 2014 was primarily due to the recognition of a tax benefit attributable to the reversal of tax reserves in connection with a Federal tax settlement in 2014. In addition, the 2015 effective tax rate benefited from a higher percentage of earnings from non-U.S. entities.

Income from Continuing Operations.    Income from continuing operations was $3.914 billion, $3.795 billion and $3.894 billion for the years ended December 31, 2016, 2015 and 2014, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $726 million of expense, $148 million of expense and $234 million of income for the years ended December 31, 2016, 2015 and 2014, respectively, Income from continuing operations increased $697 million and $283 million in 2016 and 2015, respectively. The increase in 2016 as compared to 2015 reflected higher Operating Income and lower income tax expense, partially offset by higher Other loss, net. The increase in 2015 as compared to 2014 reflected higher Operating Income, partially offset by higher income tax expense. Basic and diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders were $5.00 and $4.94, respectively, for the year ended December 31, 2016, $4.64 and $4.58, respectively, for the year ended December 31, 2015 and $4.49 and $4.41, respectively, for the year ended December 31, 2014.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Discontinued Operations, Net of Tax.    Discontinued operations, net of tax was $11 million of income, $37 million of income and $67 million of loss for the years ended December 31, 2016, 2015 and 2014, respectively. Basic and diluted income per common share from discontinued operations attributable to Time Warner Inc. common shareholders were $0.01 and $0.02, respectively, for the year ended December 31, 2016. Basic and diluted income per common share from discontinued operations attributable to Time Warner Inc. common shareholders were $0.05 and $0.04, respectively, for the year ended December 31, 2015. Both basic and diluted loss per common share from discontinued operations attributable to Time Warner Inc. common shareholders were $0.07 for the year ended December 31, 2014.

Net Income Attributable to Time Warner Inc. Shareholders.    Net income attributable to Time Warner Inc. shareholders was $3.926 billion, $3.833 billion and $3.827 billion for the years ended December 31, 2016, 2015 and 2014, respectively. Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders were $5.01 and $4.96, respectively, for the year ended December 31, 2016, $4.69 and $4.62, respectively, for the year ended December 31, 2015 and $4.42 and $4.34, respectively, for the year ended December 31, 2014.

Business Segment Results

Turner. Revenues and Operating Income of the Turner segment for the years ended December 31, 2016, 2015 and 2014 are as follows (millions):

	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenues:
Subscription	$5,936	$5,306	$5,263	12%	1%
Advertising	4,763	4,637	4,568	3%	2%
Content and other	665	653	565	2%	16%

Total revenues	11,364	10,596	10,396	7%	2%
Costs of revenues (a)	(4,860)	(4,608)	(5,102)	5%	(10)%
Selling, general and administrative (a)	(1,821)	(1,614)	(1,728)	13%	(7)%
Gain (loss) on operating assets	(14)	—	16	NM	NM
Asset impairments	(28)	(3)	(17)	NM	(82)%
Venezuelan foreign currency loss	—	(17)	(137)	NM	(88)%
Restructuring and severance costs	(61)	(58)	(249)	5%	(77)%
Depreciation	(191)	(193)	(209)	(1)%	(8)%
Amortization	(17)	(16)	(16)	6%	—%

Operating Income	$4,372	$4,087	$2,954	7%	38%

(a)    Costs of revenues and Selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

The components of Costs of revenues for the Turner segment are as follows (millions):

	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Programming costs:
Originals and sports	$3,112	$3,001	$3,069	4%	(2)%
Acquired films and syndicated series	876	806	1,213	9%	(34)%

Total programming costs	3,988	3,807	4,282	5%	(11)%
Other direct operating costs	872	801	820	9%	(2)%

Costs of revenues (a)	$4,860	$4,608	$5,102	5%	(10)%

(a)    Costs of revenues exclude depreciation.

2016 vs. 2015

Domestic subscription revenues for the year ended December 31, 2016 increased $627 million, primarily due to higher contractual rates, partially offset by a decrease in subscribers. For the year ended December 31, 2016, international subscription revenues increased $3 million as growth, mainly in Latin America, was partially offset by the unfavorable impact of foreign exchange rates of approximately $75 million.

For the year ended December 31, 2016, the increase in Advertising revenues reflected domestic growth of $158 million primarily driven by Turner’s news business, mainly due to the 2016 U.S. Presidential election coverage, and sports programming, including the 2016 NCAA Tournament, partially offset by lower audience delivery at certain entertainment networks. For the year ended December 31, 2016, international advertising revenues decreased $32 million as growth, mainly in Latin America, was offset by the unfavorable impact of foreign exchange rates of approximately $50 million.

For the year ended December 31, 2016, programming costs increased mainly due to higher costs for sports programming, the 2016 U.S. Presidential election coverage, syndicated series and acquired films, partially offset by lower costs for original series. Included in programming costs for the years ended December 31, 2016 and 2015 were programming impairment charges of $136 million and $131 million, respectively, related to Turner’s decision to no longer air certain programming. The Company expects that the rate of growth for programming costs will be higher for the first half of 2017 as compared with the same period in the prior year principally due to certain sports programming. The increase in other direct operating costs for the year ended December 31, 2016 primarily related to costs associated with Turner’s and Warner Bros.’ strategic partnership to grow their global kids businesses and digital initiatives.

For the year ended December 31, 2016, Selling, general and administrative expenses increased reflecting higher marketing expense of $104 million primarily for new original series as well as higher costs related to employee compensation and benefits.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Gain (loss) on operating assets, Asset impairments, Venezuelan foreign currency loss, costs related to the AT&T merger and external costs related to mergers, acquisitions and dispositions for the years ended December 31, 2016 and 2015, which affected the comparability of the Turner segment’s results.

Operating Income for the year ended December 31, 2016 increased driven by higher Revenues, partially offset by higher Costs of revenues and Selling, general and administrative expenses.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

2015 vs. 2014

The increase in Subscription revenues for the year ended December 31, 2015 reflected higher domestic revenues of $142 million primarily due to higher rates, partially offset by lower subscribers, and lower international revenues of $99 million due to the unfavorable impact of foreign exchange rates of approximately $185 million, partially offset by growth mainly in Latin America.

The increase in Advertising revenues for the year ended December 31, 2015 reflected domestic growth of $116 million, mainly driven by Turner’s domestic news business and the 2015 NCAA Tournament, partially offset by lower audience delivery at certain of its entertainment networks and the absence of Advertising revenues in 2015 associated with NASCAR television programming. International advertising revenues decreased $47 million as growth was more than offset by the unfavorable impact of foreign exchange rates of approximately $125 million.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Home Box Office. Revenues and Operating Income of the Home Box Office segment for the years ended December 31, 2016, 2015 and 2014 are as follows (millions):

	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenues:
Subscription	$5,003	$4,748	$4,578	5%	4%
Content and other	887	867	820	2%	6%

Total revenues	5,890	5,615	5,398	5%	4%
Costs of revenues (a)	(2,996)	(2,811)	(2,708)	7%	4%
Selling, general and administrative (a)	(840)	(831)	(746)	1%	11%
Asset impairments	—	—	(4)	NM	NM
Restructuring and severance costs	(49)	—	(63)	NM	NM
Depreciation	(74)	(81)	(77)	(9)%	5%
Amortization	(14)	(14)	(14)	—%	—%

Operating Income	$1,917	$1,878	$1,786	2%	5%

(a)    Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The components of Costs of revenues for the Home Box Office segment are as follows (millions):

	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Programming costs:
Acquired films and syndicated series	$1,071	$1,003	$1,007	7%	—%
Originals and sports	1,104	1,032	960	7%	8%

Total programming costs	2,175	2,035	1,967	7%	3%
Other direct operating costs	821	776	741	6%	5%

Costs of revenues (a)	$2,996	$2,811	$2,708	7%	4%

(a)    Costs of revenues exclude depreciation.

2016 vs. 2015

For the year ended December 31, 2016, the increase in Subscription revenues was primarily due to higher domestic contractual rates.

The increase in originals and sports programming costs for the year ended December 31, 2016 was primarily due to higher original programming expenses associated with new series, partially offset by the impact of the change in the estimate of the utilization period of the Home Box Office segment’s original programming described below. The increase in acquired films and syndicated series programming costs for the year ended December 31, 2016 reflects increases for both HBO’s domestic and international businesses. The increase in other direct operating costs for the year ended December 31, 2016 was mainly due to costs associated with HBO’s OTT service.

During the second quarter of 2016, the Home Box Office segment revised its estimate of the period over which its original programming is utilized by its subscribers. The updated estimate gives consideration to Home Box Office’s original programming history and was driven by consumer viewing patterns, which are influenced by the increased availability of and

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

on-demand access to Home Box Office’s content across a wide variety of devices and services, including HBO’s OTT service, which launched in April 2015. As a result, in determining amortization under the film forecast computation method, the weighted average subscriber utilization period for the majority of Home Box Office’s original programming was increased by approximately five months. This change resulted in a reduction of amortization expense, as compared to the amount determined using Home Box Office’s previous estimate, of approximately $150 million for the year ended December 31, 2016.

For the year ended December 31, 2016, Selling, general and administrative expenses increased primarily due to $13 million of higher employee-related costs and $9 million of expenses related to Home Box Office’s withdrawal from a multiemployer benefit plan, partially offset by lower marketing expenses of $15 million.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of costs related to the AT&T merger for the year ended December 31, 2016, which affected the comparability of the Home Box Office segment’s results.

The results for the year ended December 31, 2016 included $49 million of Restructuring and severance costs principally related to executive severance costs.

The increase in Operating Income for the year ended December 31, 2016 was primarily due to higher Revenues, partially offset by higher Costs of revenues and higher Restructuring and severance costs.

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

The increase in Costs of revenues for the year ended December 31, 2015 reflected higher originals and sports programming costs and higher other direct operating costs. The increase in originals and sports programming costs for the year ended December 31, 2015 was primarily due to higher programming impairments and higher costs for original series. The increase in other direct operating costs for the year ended December 31, 2015 was mainly due to costs associated with HBO’s OTT service.

For the year ended December 31, 2015, Selling, general and administrative expenses increased primarily due to higher marketing expenses related to HBO’s OTT service.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Warner Bros.  Revenues and Operating Income of the Warner Bros. segment for the years ended December 31, 2016, 2015 and 2014 are as follows (millions):

	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenues:
Theatrical product	$5,612	$5,143	$5,839	9%	(12)%
Television product	5,819	5,635	5,099	3%	11%
Videogames and other	1,606	2,214	1,588	(27)%	39%

Total revenues	13,037	12,992	12,526	—%	4%
Costs of revenues (a)	(9,266)	(9,419)	(8,906)	(2)%	6%
Selling, general and administrative (a)	(1,769)	(1,787)	(1,832)	(1)%	(2)%
Gain (loss) on operating assets	92	(1)	7	NM	(114)%
Asset impairments	(9)	(7)	(41)	29%	(83)%
Venezuelan foreign currency loss	—	(5)	(36)	NM	(86)%
Restructuring and severance costs	(4)	(1)	(169)	NM	(99)%
Depreciation	(188)	(197)	(218)	(5)%	(10)%
Amortization	(159)	(159)	(172)	—%	(8)%

Operating Income	$1,734	$1,416	$1,159	22%	22%

(a)    Costs of revenues and Selling, general and administrative expenses exclude depreciation.

Revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television or OTT services). The components of Revenues for the years ended December 31, 2016, 2015 and 2014 are as follows (millions):

	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Theatrical product:
Film rentals	$2,180	$1,578	$1,969	38%	(20)%
Home video and electronic delivery	1,481	1,717	1,913	(14)%	(10)%
Television licensing	1,630	1,579	1,686	3%	(6)%
Consumer products and other	321	269	271	19%	(1)%

Total theatrical product	$5,612	$5,143	$5,839	9%	(12)%

Television product:
Television licensing	4,880	4,650	4,121	5%	13%
Home video and electronic delivery	470	529	584	(11)%	(9)%
Consumer products and other	469	456	394	3%	16%

Total television product	$5,819	$5,635	$5,099	3%	11%

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

The components of Costs of revenues for the Warner Bros. segment are as follows (millions):

	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Film and television production costs	$6,341	$6,152	$5,924	3%	4%
Print and advertising costs	1,903	1,989	1,907	(4)%	4%
Other costs, including merchandise and related costs	1,022	1,278	1,075	(20)%	19%

Costs of revenues (a)	$9,266	$9,419	$8,906	(2)%	6%

(a)     Costs of revenues exclude depreciation.

2016 vs. 2015

The increase in Revenues for the year ended December 31, 2016 included the net unfavorable impact of foreign exchange rates of approximately $195 million.

Theatrical product revenues from film rentals increased for the year ended December 31, 2016, reflecting higher revenues of $935 million from theatrical films released during 2016 compared to 2015, partially offset by lower carryover revenues of $333 million from prior period releases. The Company released 19 and 24 theatrical films in 2016 and 2015, respectively. Although there were fewer releases, the 2016 film slate, which included films such as Batman v Superman: Dawn of Justice, Suicide Squad and Fantastic Beasts and Where to Find Them, generated higher revenues than the 2015 film slate, which included films such as San Andreas and Mad Max: Fury Road.

For the year ended December 31, 2016, theatrical product revenues from home video and electronic delivery continued to decline primarily due to lower revenues from releases during 2016 compared to 2015. There were 22 and 24 home video and electronic delivery releases in 2016 and 2015, respectively.

The increase in theatrical product revenues from television licensing for the year ended December 31, 2016 was primarily due to higher international license fees.

The increase in theatrical product revenues from consumer products and other for the year ended December 31, 2016 was primarily due to higher consumer products licensing for theatrical films released in 2016.

The increase in television product revenues from television licensing for the year ended December 31, 2016 was primarily due to higher initial telecast revenues, reflecting an increase in the number of episodes delivered.

The decrease in television product revenues from home video and electronic delivery for the year ended December 31, 2016 was primarily due to continued declines in sales of home entertainment product in physical formats.

Videogames and other revenues decreased for the year ended December 31, 2016 primarily due to lower revenues from videogames released during 2016 compared to 2015. The Company released 12 and 14 videogames in 2016 and 2015, respectively.

Included in film and television production costs are production costs related to videogames, as well as theatrical film and videogame valuation adjustments resulting primarily from revisions to estimates of ultimate revenue and/or costs for certain theatrical films and videogames. Theatrical film valuation adjustments for the year ended December 31, 2016 and 2015 were $69 million and $80 million, respectively. Videogame valuation adjustments for the year ended December 31, 2016 and 2015 were $20 million and $17 million, respectively. The increase in film and television production costs for the

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

year ended December 31, 2016 was primarily due to higher costs for television and theatrical product, partially offset by lower costs for videogames. The decrease in print and advertising costs for the year ended December 31, 2016 was primarily due to the type and number of videogame releases. Other costs, including merchandise and related costs, decreased for the year ended December 31, 2016 primarily due to lower distribution-related costs of sales, largely as a result of lower revenues for videogames and home entertainment.

Selling, general and administrative expenses decreased for the year ended December 31, 2016 mainly due to lower bad debt expense.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Gain (loss) on operating assets, Asset impairments, Venezuelan foreign currency loss, costs related to the AT&T merger and external costs related to mergers, acquisitions and dispositions for the year ended December 31, 2016 and 2015, which affected the comparability of the Warner Bros. segment’s results.

The increase in Operating Income for the year ended December 31, 2016 was primarily due to lower Costs of revenues, a Gain on operating assets, higher Revenues and lower Selling, general and administrative expenses.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Included in film and television production costs are production costs related to videogames, as well as theatrical film and videogame valuation adjustments resulting primarily from revisions to estimates of ultimate revenue and/or costs for certain theatrical films and videogames. Theatrical film valuation adjustments for the year ended December 31, 2015 and 2014 were $80 million and $86 million, respectively. Videogame valuation adjustments for the year ended December 31, 2015 and 2014 were $17 million and $51 million, respectively. The increase in film and television production costs and print and advertising costs for the year ended December 31, 2015 was primarily due to the mix of product released. Other costs, including merchandise and related costs increased for the year ended December 31, 2015 primarily due to higher distribution costs associated with videogame sales.

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

Corporate.    Operating Loss at Corporate for the years ended December 31, 2016, 2015 and 2014 was as follows (millions):

	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Selling, general and administrative (a)	$(463)	$(330)	$(449)	40%	(27)%
Gain on operating assets	—	—	441	NM	NM
Asset impairments	(6)	(15)	(7)	(60)%	114%
Restructuring and severance costs	(3)	(1)	(31)	200%	(97)%
Depreciation	(26)	(21)	(27)	24%	(22)%

Operating Loss	$(498)	$(367)	$(73)	36%	NM

(a)    Selling, general and administrative expenses exclude depreciation.

2016 vs. 2015

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments, pension settlements, costs related to the AT&T merger and external costs related to mergers, acquisitions and dispositions for the year ended December 31, 2016 and 2015, which affected the comparability of Corporate’s results.

For the year ended December 31, 2016, Operating loss increased primarily due to higher equity-based compensation expense of $69 million, which mainly reflected higher expenses for performance stock units due to an increase in the Company’s stock price, $28 million of costs related to the AT&T merger, $24 million of pension settlement charges and higher costs of $14 million primarily related to technology initiatives.

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

Excluding the $441 million Gain on Operating assets during the year ended December 31, 2014, Operating Loss for the year ended December 31, 2015 decreased primarily due to lower external costs related to mergers, acquisitions and dispositions of $46 million, lower equity-based compensation expense of $46 million, which mainly reflected lower expenses for performance stock units due to a decrease in the Company’s stock price, lower Restructuring and severance costs as well as lower costs related to enterprise efficiency initiatives. The enterprise efficiency initiatives involve the centralization of certain administrative functions to generate cost savings or other benefits for the Company.

Selling, general and administrative expenses included costs related to enterprise efficiency initiatives of $27 million and $43 million for the years ended December 31, 2015 and 2014, respectively.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including scheduled debt repayments and quarterly dividend payments. Time Warner’s sources of cash include Cash provided by operations, Cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at December 31, 2016 was $5.162 billion, which included $1.539 billion of Cash and equivalents.

Current Financial Condition

At December 31, 2016, Time Warner had $24.339 billion of debt and $1.539 billion of Cash and equivalents, resulting in net debt of $22.800 billion, compared to $23.792 billion of debt and $2.155 billion of Cash and equivalents, resulting in net debt of $21.637 billion, at December 31, 2015. Total equity was $24.337 billion and $23.619 billion at December 31, 2016 and 2015, respectively.

The following table shows the significant items contributing to the increase in net debt from December 31, 2015 to December 31, 2016 (millions):

Balance at December 31, 2015	$21,637
Cash provided by operations from continuing operations	(4,683)
Capital expenditures	432
Premium paid and costs incurred on debt redemption	1,008
Repurchases of common stock	2,322
Dividends paid to common stockholders	1,269
Investments and acquisitions, net of cash acquired, including available-for-sale securities	1,237
Proceeds from the exercise of stock options	(172)
Other investment proceeds, including available-for-sale securities	(309)
All other, net	59

Balance at December 31, 2016	$22,800

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

In January 2016, Time Warner’s Board of Directors authorized up to $5.0 billion of share repurchases beginning January 1, 2016, including the amount remaining at December 31, 2015 under the prior authorization. Purchases under the stock repurchase program may be made on the open market or in privately negotiated transactions, with the size and timing of purchases based on a number of factors, including price and business and market conditions. From January 1, 2016 through December 31, 2016, the Company repurchased 31 million shares of common stock for $2.307 billion pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In connection with entering into the Merger Agreement, the Company discontinued share repurchases under the stock repurchase program.

During 2015, the Company finalized agreements relating to the construction and development of office and studio space in the Hudson Yards development on the west side of Manhattan in order to move its Corporate headquarters and New York City-based employees to the new space. Based on construction cost estimates and space projections as of December 31, 2016, the Company expects to invest an additional $1.4 billion, excluding interest, in the Hudson Yards development project through 2019.

Cash Flows

Cash and equivalents decreased by $616 million and $463 million for the years ended December 31, 2016 and 2015, respectively. Components of these changes are discussed below in more detail.

Operating Activities from Continuing Operations

Details of Cash provided by operations from continuing operations are as follows (millions):

	Year Ended December 31,
	2016	2015	2014
Operating Income	$7,547	$6,865	$5,975
Depreciation and amortization	669	681	733
Venezuela foreign currency loss	—	—	173
Net interest payments (a)	(1,250)	(1,227)	(1,224)
Net income taxes paid (b)	(799)	(997)	(1,494)
All other, net, including working capital changes	(1,484)	(1,471)	(482)

Cash provided by operations from continuing operations	$4,683	$3,851	$3,681

(a)	Includes interest income received of $141 million, $35 million and $50 million in 2016, 2015 and 2014, respectively.
(b)	Includes income tax refunds received of $136 million, $142 million and $108 million in 2016, 2015 and 2014, respectively, and income tax sharing payments to TWC of $4 million in 2015.

Cash provided by operations from continuing operations for the year ended December 31, 2016 increased primarily due to higher Operating Income and lower net income taxes paid. Cash used by working capital increased slightly as higher theatrical and home entertainment accounts receivable were largely offset by the timing of payments for content and restructuring and severance and CME’s repayment of the Senior Secured Notes and the TW Term Loan of approximately $280 million. Cash provided by operations from continuing operations for the year ended December 31, 2015 increased primarily due to higher Operating Income and lower net income taxes paid due to the enactment of federal tax legislation, partially offset by higher cash used by working capital. Cash used by working capital increased primarily due to higher content investments and higher payments related to restructuring initiatives undertaken in 2014.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Investing Activities from Continuing Operations

Details of Cash provided (used) by investing activities from continuing operations are as follows (millions):

	Year Ended December 31,
	2016	2015	2014
Investments in available-for-sale securities	$(9)	$(41)	$(30)
Investments and acquisitions, net of cash acquired:
Hulu	(590)	—	—
Hudson Yards	(293)	(304)	(102)
iStreamPlanet	—	(148)	—
CME	—	—	(396)
Eyeworks	—	—	(267)
All other	(345)	(220)	(185)
Capital expenditures	(432)	(423)	(474)
Proceeds from Time Inc. in the Time Separation	—	—	1,400
Proceeds from the sale of Time Warner Center	—	—	1,264
Other investment proceeds, including available-for-sale securities	309	143	173

Cash provided (used) by investing activities from continuing operations	$(1,360)	$(993)	$1,383

The change in Cash provided (used) by investing activities from continuing operations for the year ended December 31, 2016 was primarily due to the Company’s investment in Hulu. Other investment proceeds, including available-for-sale securities for the year ended December 31, 2016 primarily related to CME’s repayment of the Senior Secured Notes and the TW Term Loan. The change in Cash provided (used) by investing activities from continuing operations for the year ended December 31, 2015 was primarily due to proceeds received in 2014 in connection with the Time Separation and from the sale of space in Time Warner Center. The remaining change in Cash provided (used) by investing activities from continuing operations for the year ended December 31, 2015 was primarily due to the change in investment and acquisition spending.

Financing Activities from Continuing Operations

Details of Cash used by financing activities from continuing operations are as follows (millions):

	Year Ended December 31,
	2016	2015	2014
Borrowings	$3,830	$3,768	$2,409
Debt repayments	(3,304)	(2,344)	(72)
Proceeds from the exercise of stock options	172	165	338
Excess tax benefit from equity instruments	88	151	179
Principal payments on capital leases	(14)	(11)	(11)
Repurchases of common stock	(2,322)	(3,632)	(5,504)
Dividends paid	(1,269)	(1,150)	(1,109)
Other financing activities	(1,103)	(260)	(173)

Cash used by financing activities from continuing operations	$(3,922)	$(3,313)	$(3,943)

Cash used by financing activities from continuing operations for the year ended December 31, 2016 increased, reflecting increases in Debt repayments and cash used for other financing activities, partially offset by a decrease in

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Repurchases of common stock as a result of discontinuing share repurchases under the stock repurchase program when the Company entered into the Merger Agreement. The increase in cash used for other financing activities for the year ended December 31, 2016 was due to premiums and costs paid in connection with the Debt Tender Offers of $968 million. Cash used by financing activities from continuing operations for the year ended December 31, 2015 decreased primarily due to a decrease in Repurchases of common stock and an increase in Borrowings, partially offset by an increase in Debt repayments. During the year ended December 31, 2015, the Company issued approximately 5 million shares of common stock and received $165 million in connection with the exercise of stock options.

Cash Flows from Discontinued Operations

Cash flows from discontinued operations principally related to the Company’s former Time Inc. segment. Details of Cash used by discontinued operations are as follows (millions):

	Year Ended December 31,
	2016	2015	2014
Cash used by operations from discontinued operations	$(17)	$(8)	$(16)
Cash used by investing activities from discontinued operations	—	—	(51)
Cash used by financing activities from discontinued operations	—	—	(36)
Effect of change in cash and equivalents of discontinued operations	—	—	(87)

Cash used by discontinued operations	$(17)	$(8)	$(190)

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At December 31, 2016, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $29.528 billion. Of this committed capacity, $5.162 billion was unused and $24.339 billion was outstanding as debt. At December 31, 2016, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

	Committed Capacity (a)	Letters of Credit (b)	Unamortized Discount on Commercial Paper	Outstanding Debt (c)	Unused Committed Capacity
Cash and equivalents	$1,539	$—	$—	$—	$1,539
Revolving credit facilities and commercial paper program (d)	5,000	—	1	1,394	3,605
Fixed-rate public debt	22,715	—	—	22,715	—
Other obligations (e)	274	26	—	230	18

Total	$29,528	$26	$1	$24,339	$5,162

(a)

The revolving credit facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted average maturity of the Company’s outstanding debt and other financing arrangements was 11.4 years as of December 31, 2016.

(b)	Represents the portion of committed capacity, including from bilateral letter of credit facilities, reserved for outstanding and undrawn letters of credit.
(c)

Represents principal amounts adjusted for premiums and discounts and $104 million of unamortized debt issuance costs. At December 31, 2016, the principal amounts of the Company’s publicly issued debt mature as follows: $500 million in 2017, $600 million in 2018, $650 million in 2019, $1.400 billion in 2020, $2.000 billion in 2021 and $17.767 billion thereafter. In the period after 2021, no more than $2.0 billion will mature in any given year.

(d)

The revolving credit facilities consist of two $2.5 billion revolving credit facilities that mature in December 2021. The Company may issue unsecured commercial paper notes up to the amount of the unused committed capacity under the revolving credit facilities. Unsecured commercial paper notes issued by the Company typically mature in less than 90 days.

(e)	Unused committed capacity includes committed financings of subsidiaries under local bank credit agreements. Other debt obligations totaling $53 million are due within the next twelve months.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Debt Offerings

On May 10, 2016, Time Warner issued $800 million aggregate principal amount of 2.95% Notes due 2026 under a shelf registration statement. On December 8, 2016, Time Warner issued $1.5 billion aggregate principal amount of 3.80% Notes due 2027 under a shelf registration statement. The net proceeds to the Company from these debt offerings were $2.272 billion, after deducting underwriting discounts and offering expenses. All of the notes issued are guaranteed, on an unsecured basis, by Historic TW Inc. (“Historic TW”). In addition, Turner and Home Box Office guarantee, on an unsecured basis, Historic TW’s guarantee of the notes.

Debt Tender Offers

On December 14, 2016, Time Warner purchased through cash tender offers $3.0 billion aggregate principal amount of its outstanding debt from the following series: 7.700% Debentures due 2032, 7.625% Debentures due 2031, 6.500% Debentures due 2036 and 6.625% Debentures due 2029, each of which continues to have amounts outstanding. The premiums paid and costs incurred in connection with this purchase were $1.008 billion for the year ended December 31, 2016 and were recorded in Other loss, net in the accompanying Consolidated Statement of Operations.

Revolving Credit Facilities

On December 16, 2016, Time Warner amended its Revolving Credit Facilities, which consist of two $2.5 billion revolving credit facilities, to extend the maturity dates of both facilities from December 18, 2020 to December 18, 2021 and eliminate the swingline loan subfacility included in one of its facilities.

The funding commitments under the Revolving Credit Facilities are provided by a geographically diverse group of 18 major financial institutions based in countries including Canada, France, Germany, Japan, Spain, Switzerland, the United Kingdom and the U.S. In addition, 17 of these financial institutions have been identified by international regulators as among the 30 financial institutions that they deem to be systemically important. None of the financial institutions in the Revolving Credit Facilities account for more than 8% of the aggregate undrawn loan commitments.

Commercial Paper Program

The Company has a commercial paper program, which was established on February 16, 2011 on a private placement basis, under which Time Warner may issue unsecured commercial paper notes up to a maximum aggregate amount not to exceed the unused committed capacity under the Revolving Credit Facilities, which support the commercial paper program. At December 31, 2016, the Company had $1.394 billion of commercial paper outstanding, which is supported by the Revolving Credit Facilities.

Additional Information

The obligations of each of the borrowers under the Revolving Credit Facilities and the obligations of Time Warner under the commercial paper program and the Company’s outstanding publicly issued debt are directly or indirectly guaranteed on an unsecured basis by Historic TW, Home Box Office and Turner (other than $528 million of outstanding debt publicly issued by Time Warner in 2006, which is not guaranteed by Home Box Office). See Note 9, “Long-Term Debt and Other Financing Arrangements,” to the accompanying consolidated financial statements for additional information regarding the Company’s outstanding debt and other financing arrangements, including certain information about maturities, interest rates, covenants, rating triggers and bank credit agreement leverage ratios relating to such debt and financing arrangements.

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

The following table summarizes the Company’s aggregate contractual obligations at December 31, 2016, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (millions):

Contractual Obligations (a)
	Total	2017	2018-2019	2020-2021	Thereafter
Purchase obligations:
Network programming obligations (b)	$31,515	$3,933	$5,923	$5,432	$16,227
Creative talent and employment agreements (c)	2,514	1,433	844	174	63
Other purchase obligations (d)	1,415	633	402	161	219

Total purchase obligations	35,444	5,999	7,169	5,767	16,509

Outstanding debt obligations (Note 9)	24,481	1,934	1,375	3,400	17,772
Interest (Note 9)	15,812	1,194	2,247	2,056	10,315
Capital lease obligations (Note 9)	68	16	30	16	6
Operating lease obligations (Note 17)	1,154	310	431	154	259

Total contractual obligations	$76,959	$9,453	$11,252	$11,393	$44,861

(a)

The table does not include the effects of arrangements that are contingent in nature such as guarantees and other contingent commitments (Note 17). The table does not include the Company’s reserve for uncertain tax positions and related accrued interest and penalties, which at December 31, 2016 totaled $1.732 billion, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty.

The references to Note 9 and Note 17 refer to the notes to the accompanying consolidated financial statements.
(b)

The Turner segment enters into contracts to license sports programming to carry on its television networks. The amounts in the table include minimum payment obligations to sports leagues and organizations (e.g., NCAA, NBA, MLB) to air the programming over the contract period. Included in the table is $15.3 billion payable to the NCAA over the 16 years remaining on the agreement, which does not include amounts recoupable from CBS, $10.0 billion payable to the NBA over the 8 years remaining on the agreements, and $1.6 billion payable to MLB over the 5 years remaining on the agreement. The Turner and Home Box Office segments also enter into licensing agreements with production studios to acquire the rights to air motion pictures and television series. The pricing structures in these contracts vary. Some agreements require a fixed amount per film or television series and others are based on a percentage of the film’s box office receipts (with license fees generally capped at specified amounts), or a combination of both. The amounts included in the table represent obligations for television series and films that had been released theatrically as of December 31, 2016 and are calculated using the actual or estimated box office performance or fixed amounts, based on the applicable agreement.

(c)

The Company’s commitments under creative talent and employment agreements include obligations to executives, actors, producers, writers, and other talent under contractual arrangements, including union contracts and contracts with other organizations that represent such creative talent.

(d)

Other purchase obligations principally include: (1) advertising, marketing, distribution and sponsorship obligations, including minimum guaranteed royalty and marketing payments to vendors and content providers; (2) obligations related to the Company’s postretirement and unfunded defined benefit pension plans; (3) obligations to purchase information technology licenses and services; (4) obligations related to payments to the NCAA for Basketball Fan Festival rights at the Turner segment; (5) purchases of DVD and Blu-ray Discs pursuant to a duplication and replication agreement; (6) obligations related to funding commitments for certain investees; and (7) obligations to purchase general and administrative items and services.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

The Company’s material contractual obligations at December 31, 2016 include:

•

Purchase obligations — represents an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts do not represent all anticipated purchases, but represent only those purchases the Company is contractually obligated to make. The Company also purchases products and services as needed, with no firm commitment. For this reason, the amounts presented in the table alone do not provide a reliable indication of all of the Company’s expected future cash outflows. For purposes of identifying and accumulating purchase obligations, all material contracts meeting the definition of a purchase obligation have been included. For those contracts involving a fixed or minimum quantity, but with variable pricing terms, the Company has estimated the contractual obligation based on its best estimate of the pricing that will be in effect at the time the obligation is incurred. Additionally, the Company has included only the obligations under the contracts as they existed at December 31, 2016, and has not assumed that the contracts will be renewed or replaced at the end of their respective terms. If a contract includes a penalty for non-renewal, the Company has included that penalty, assuming it will be paid in the period after the contract expires. If Time Warner can unilaterally terminate an agreement simply by providing a certain number of days notice or by paying a termination fee, the Company has included the amount of the termination fee or the amount that would be paid over the “notice period.” Contracts that can be unilaterally terminated without incurring a penalty have not been included. In addition, as of December 31, 2016, the Company expects to invest an additional $1.4 billion, excluding interest, in costs related to the construction of its new headquarters building at Hudson Yards through 2019. Because substantially all of this amount is based on actual costs incurred for the Company’s portion of the project and there are neither fixed nor minimum cost provisions in the project agreements, such projected spending amounts have not been included.

•

Outstanding debt obligations — represents the principal amounts due on outstanding debt obligations as of December 31, 2016. Amounts do not include any fair value adjustments, bond premiums, discounts, interest payments or dividends.

•

Interest — represents amounts due based on the outstanding debt balances, interest rates and maturity schedules of the respective instruments as of December 31, 2016. The amount of interest ultimately paid on these instruments may differ based on changes in interest rates.

•	Capital lease obligations — represents the minimum lease payments under noncancelable capital leases, primarily for certain transponder leases at the Home Box Office and Turner segments.

•	Operating lease obligations — represents the minimum lease payments under noncancelable operating leases, primarily for the Company’s real estate and operating equipment.

Most of the Company’s other long-term liabilities reflected in the accompanying Consolidated Balance Sheet have been included in Network programming obligations in the contractual obligations table above, the most significant of which is an approximate $827 million liability for film licensing obligations. However, certain long-term liabilities and deferred credits have been excluded from the table because there are no cash outflows associated with them (e.g., deferred revenue) or because the cash outflows associated with them are uncertain or do not meet the definition of a purchase obligation (e.g., deferred taxes and tax reserves, participations and royalties, deferred compensation and other miscellaneous items).

Contingent Commitments

The Company has certain contractual arrangements that require it to make payments or provide funding if certain circumstances occur. See Note 17, “Commitments and Contingencies,” to the accompanying consolidated financial statements for further discussion.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Customer Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed upon contractual payment obligations. Credit risk in the Company’s businesses originates from sales of various products or services and is dispersed among many different counterparties. At December 31, 2016, no single customer had a receivable balance greater than 8% of total Receivables. At December 31, 2016, the Company’s exposure to customer credit risk is largely concentrated in the following categories (amounts presented below are net of reserves and allowances):

•

Various television network and SVOD operators for licensed TV and film product of approximately $4.9 billion, of which approximately $3.1 billion related to international television network and SVOD operators;

•	Various affiliates and digital distributors for the distribution of television programming and/or OTT services of approximately $1.8 billion;

•	Various advertisers and advertising agencies related to advertising services of approximately $1.0 billion; and

•	Various retailers for home entertainment product of approximately $0.7 billion.

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

Interest Rate Risk

Time Warner has issued fixed-rate debt that at December 31, 2016 and 2015 had an outstanding balance of $22.715 billion and $23.572 billion, respectively, and an estimated fair value of $24.953 billion and $26.062 billion, respectively. Based on Time Warner’s fixed-rate debt obligations outstanding at December 31, 2016, a 25 basis point increase or decrease in the level of interest rates would decrease or increase, respectively, the fair value of the fixed-rate debt by approximately $510 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of fixed-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

At December 31, 2016 and 2015, the Company had a cash balance of $1.539 billion and $2.155 billion, respectively, which is primarily invested in short-term variable-rate interest-earning assets. Based on Time Warner’s short-term variable-rate interest-earning assets outstanding at December 31, 2016, a 25 basis point increase or decrease in the level of interest rates would have an insignificant impact on pretax income.

Foreign Currency Risk

Time Warner principally uses foreign exchange contracts to hedge the risk related to unremitted or forecasted royalties and license fees owed to Time Warner domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad because such amounts may be adversely affected by changes in foreign currency exchange rates. Similarly, the Company enters into foreign exchange contracts to hedge certain film production costs denominated in foreign currencies as well as other transactions, assets and liabilities denominated in foreign currencies. As part of its overall strategy to manage

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner generally hedges a portion of its foreign currency exposures anticipated over a rolling twelve-month period. The hedging period for royalties and license fees generally covers revenues expected to be recognized during the calendar year; however, there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated cash to U.S. dollars. To hedge this exposure, Time Warner uses foreign exchange contracts that generally have maturities of three months to eighteen months and provide continuing coverage throughout the hedging period. At December 31, 2016 and 2015, Time Warner had contracts for the sale and the purchase of foreign currencies at fixed rates as summarized below by currency (millions):

	December 31, 2016		December 31, 2015
	Sales	Purchases	Sales	Purchases
British pound	$1,512	$1,356	$1,246	$1,248
Euro	1,165	648	721	524
Canadian dollar	1,362	810	939	475
Australian dollar	552	339	394	238
Other	887	335	556	275

Total	$5,478	$3,488	$3,856	$2,760

Based on the foreign exchange contracts outstanding at December 31, 2016, a 10% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2016 would result in a decrease of approximately $199 million in the value of such contracts. Conversely, a 10% appreciation of the U.S. dollar would result in an increase of approximately $199 million in the value of such contracts. For a hedge of forecasted royalty or license fees denominated in a foreign currency, consistent with the nature of the economic hedge provided by such foreign exchange contracts, unrealized gains or losses largely would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments. See Note 8, “Derivative Instruments and Hedging Activities,” to the accompanying consolidated financial statements for additional information.

On July 28, 2015, Time Warner issued €700 million aggregate principal amount of 1.95% Notes due 2023. At December 31, 2016, the carrying amount of the Company’s €700 million aggregate principal amount of debt is designated as a hedge of the variability in the Company’s Euro-denominated net investments. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within Accumulated other comprehensive loss, net in the accompanying Consolidated Balance Sheet. For the year ended December 31, 2016 and 2015, such amounts totaled $39 million of gains and $1 million of gains, respectively.

Equity Risk

The Company is exposed to market risk as it relates to changes in the market value of its investments. The Company invests in equity instruments of public and private companies for operational and strategic business purposes. These securities are subject to significant fluctuations in fair market value due to the volatility of the stock markets and the industries in which the companies operate. At December 31, 2016 and 2015, these securities, which are classified in Investments, including available-for-sale securities in the accompanying Consolidated Balance Sheet, included $2.347 billion and $1.363 billion, respectively, of investments accounted for using the equity method of accounting, $217 million and $160 million, respectively, of cost-method investments, $560 million and $562 million, respectively, of investments related to the Company’s deferred compensation program, $54 million and $85 million, respectively, of investments in available-for-sale securities and $159 million and $179 million, respectively, of investments in warrants to purchase common stock of CME.

The potential loss in fair value resulting from a 10% adverse change in the prices of the Company’s equity-method investments, cost-method investments, available-for-sale securities and investments in warrants would be approximately $280 million. The potential loss in fair value resulting from a 10% adverse change in the prices of certain of the Company’s

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

deferred compensation investments accounted for as trading securities would be approximately $20 million. While Time Warner has recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee company experiences poor operating results or the U.S. or certain foreign equity markets experience declines in value.

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

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of the forward-looking statements in this report include, but are not limited to, the statements regarding (i) expected further modest declines in the number of subscribers to multichannel video services provided by traditional affiliates in the U.S.; (ii) the expected timing of the completion of the AT&T merger; (iii) the Company’s expectations regarding the impact of the AT&T merger on the Company’s efforts to spur innovation in the media industry and improve the consumer experience and its impact on the Company’s strategy; and (iv) the expected higher growth rate for programming costs at the Turner segment during the first half of 2017.

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

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;
•	the risk that the necessary regulatory approvals for the proposed merger may not be obtained or may be obtained subject to conditions that are not anticipated;
•	risks that any of the closing conditions to the merger may not be satisfied in a timely manner;
•	risks related to disruption of management time from ongoing business operations due to the merger;
•	failure to realize the benefits expected from the merger;
•	the effect of the announcement of the merger on the ability of Time Warner to retain customers and retain and hire key personnel;
•	the effect of the announcement of the merger on the ability of Time Warner to maintain relationships with its suppliers;
•	the effect of the announcement of the merger on Time Warner’s operating results and businesses generally;
•	any litigation in connection with the merger;
•	recent and future changes in technology, services and standards, including alternative methods for the delivery, storage and consumption of digital media and evolving home entertainment formats;
•	changes in consumer behavior, including changes in spending behavior and viewing patterns;
•	changes in the Company’s plans, initiatives and strategies, and consumer acceptance thereof;
•	changes in the plans, initiatives and strategies of the third parties that distribute, license and/or sell Time Warner’s content;
•	the popularity of the Company’s content;
•	the Company’s ability to enter into or renew affiliate agreements on favorable terms;
•	competitive pressures, including as a result of audience fragmentation and changes in technology and consumer viewing patterns;
•

changes in advertising market conditions or advertising expenditures due to various factors, including decreasing numbers of subscribers to multichannel video services provided by traditional affiliates, changes in consumer viewing patterns, economic conditions, pressure from public interest groups, changes in laws and regulations and other societal or political developments;

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

•	piracy and the Company’s ability to exploit and protect its intellectual property rights in and to its content and other products;
•	the effects of any other significant acquisitions, dispositions and other similar transactions by the Company;
•	a disruption or failure of the Company’s or its vendors’ network and information systems or other technology relied on by the Company;
•	the failure to meet earnings expectations;
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

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET

(millions, except share amounts)

	December 31,
	2016	2015
ASSETS
Current assets
Cash and equivalents	$1,539	$2,155
Receivables, less allowances of $981 and $1,055	8,699	7,411
Inventories	2,062	1,753
Prepaid expenses and other current assets	1,185	1,194

Total current assets	13,485	12,513
Noncurrent inventories and theatrical film and television production costs	7,916	7,600
Investments, including available-for-sale securities	3,337	2,617
Property, plant and equipment, net	2,510	2,596
Intangible assets subject to amortization, net	783	949
Intangible assets not subject to amortization	7,005	7,029
Goodwill	27,752	27,689
Other assets	3,178	2,855

Total assets	$65,966	$63,848

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,192	$7,188
Deferred revenue	564	616
Debt due within one year	1,947	198

Total current liabilities	9,703	8,002
Long-term debt	22,392	23,594
Deferred income taxes	2,678	2,454
Deferred revenue	486	352
Other noncurrent liabilities	6,341	5,798
Redeemable noncontrolling interest	29	29
Commitments and Contingencies (Note 17)
Equity
Common stock, $0.01 par value, 1.652 billion and 1.652 billion shares issued and 772 million and 795 million shares outstanding	17	17
Additional paid-in capital	146,780	148,041
Treasury stock, at cost (880 million and 857 million shares)	(47,497)	(45,612)
Accumulated other comprehensive loss, net	(1,510)	(1,446)
Accumulated deficit	(73,455)	(77,381)

Total Time Warner Inc. shareholders’ equity	24,335	23,619
Noncontrolling interests	2	—

Total equity	24,337	23,619

Total liabilities and equity	$65,966	$63,848

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31,

(millions, except per share amounts)

	2016	2015	2014

Revenues	$29,318	$28,118	$27,359
Costs of revenues	(16,376)	(16,154)	(15,875)
Selling, general and administrative	(5,123)	(4,824)	(5,190)
Amortization of intangible assets	(190)	(189)	(202)
Restructuring and severance costs	(117)	(60)	(512)
Asset impairments	(43)	(25)	(69)
Gain (loss) on operating assets, net	78	(1)	464

Operating income	7,547	6,865	5,975
Interest expense, net	(1,161)	(1,163)	(1,169)
Other loss, net	(1,191)	(256)	(127)

Income from continuing operations before income taxes	5,195	5,446	4,679
Income tax provision	(1,281)	(1,651)	(785)

Income from continuing operations	3,914	3,795	3,894
Discontinued operations, net of tax	11	37	(67)

Net income	3,925	3,832	3,827
Less Net loss attributable to noncontrolling interests	1	1	—

Net income attributable to Time Warner Inc. shareholders	$3,926	$3,833	$3,827

Amounts attributable to Time Warner Inc. shareholders:
Income from continuing operations	$3,915	$3,796	$3,894
Discontinued operations, net of tax	11	37	(67)

Net income	$3,926	$3,833	$3,827

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	$5.00	$4.64	$4.49
Discontinued operations	0.01	0.05	(0.07)

Basic net income per common share	$5.01	$4.69	$4.42

Average basic common shares outstanding	780.8	814.9	863.3

Diluted income per common share from continuing operations	$4.94	$4.58	$4.41
Discontinued operations	0.02	0.04	(0.07)

Diluted net income per common share	$4.96	$4.62	$4.34

Average diluted common shares outstanding	792.3	829.5	882.6

Cash dividends declared per share of common stock	$1.61	$1.40	$1.27

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Year Ended December 31,

(millions)

	2016	2015	2014
Net income	$3,925	$3,832	$3,827
Other comprehensive income, net of tax:
Foreign currency translation:
Unrealized losses occurring during the period	(121)	(289)	(228)
Reclassification adjustment for losses realized in net income	—	5	—

Change in foreign currency translation	(121)	(284)	(228)

Securities:
Unrealized gains (losses) occurring during the period	—	1	(4)
Reclassification adjustment for gains realized in net income	—	—	(10)

Change in securities	—	1	(14)

Benefit obligations:
Unrealized losses occurring during the period	(21)	(26)	(187)
Reclassification adjustment for losses realized in net income	67	22	19

Change in benefit obligations	46	(4)	(168)

Derivative financial instruments:
Unrealized gains occurring during the period	58	88	8
Reclassification adjustment for gains realized in net income	(47)	(83)	(14)

Change in derivative financial instruments	11	5	(6)

Other comprehensive loss	(64)	(282)	(416)

Comprehensive income	3,861	3,550	3,411
Less Comprehensive loss attributable to noncontrolling interests	1	1	—

Comprehensive income attributable to Time Warner Inc. shareholders	$3,862	$3,551	$3,411

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,

(millions)

	2016	2015	2014
OPERATIONS
Net income	$3,925	$3,832	$3,827
Less Discontinued operations, net of tax	(11)	(37)	67

Net income from continuing operations	3,914	3,795	3,894
Adjustments for noncash and nonoperating items:
Depreciation and amortization	669	681	733
Amortization of film and television costs	8,324	8,030	8,040
Asset impairments	43	25	69
Venezuelan foreign currency loss	—	—	173
(Gain) loss on investments and other assets, net	(131)	31	(493)
Equity in losses of investee companies, net of cash distributions	324	161	232
Equity-based compensation	277	182	219
Deferred income taxes	236	328	166
Premiums paid and costs incurred on debt redemption	1,008	72	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(1,201)	(112)	(403)
Inventories and film costs	(8,774)	(8,526)	(7,789)
Accounts payable and other liabilities	631	(200)	592
Other changes	(637)	(616)	(1,752)

Cash provided by operations from continuing operations	4,683	3,851	3,681

INVESTING ACTIVITIES
Investments in available-for-sale securities	(9)	(41)	(30)
Investments and acquisitions, net of cash acquired	(1,228)	(672)	(950)
Capital expenditures	(432)	(423)	(474)
Proceeds from Time Inc. in the Time Separation	—	—	1,400
Proceeds from the sale of Time Warner Center	—	—	1,264
Other investment proceeds	309	143	173

Cash provided (used) by investing activities from continuing operations	(1,360)	(993)	1,383

FINANCING ACTIVITIES
Borrowings	3,830	3,768	2,409
Debt repayments	(3,304)	(2,344)	(72)
Proceeds from exercise of stock options	172	165	338
Excess tax benefit from equity instruments	88	151	179
Principal payments on capital leases	(14)	(11)	(11)
Repurchases of common stock	(2,322)	(3,632)	(5,504)
Dividends paid	(1,269)	(1,150)	(1,109)
Other financing activities	(1,103)	(260)	(173)

Cash used by financing activities from continuing operations	(3,922)	(3,313)	(3,943)

Cash provided (used) by continuing operations	(599)	(455)	1,121

Cash used by operations from discontinued operations	(17)	(8)	(16)
Cash used by investing activities from discontinued operations	—	—	(51)
Cash used by financing activities from discontinued operations	—	—	(36)
Effect of change in cash and equivalents of discontinued operations	—	—	(87)

Cash used by discontinued operations	(17)	(8)	(190)
Effect of Venezuelan exchange rate changes on cash and equivalents	—	—	(129)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(616)	(463)	802
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,155	2,618	1,816

CASH AND EQUIVALENTS AT END OF PERIOD	$1,539	$2,155	$2,618

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF EQUITY

(millions)

	Time Warner Shareholders’
	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit) (a)	Total	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2013	$17	$153,410	$(37,630)	$(85,893)	$29,904	$—	$29,904
Net income	—	—	—	3,827	3,827	—	3,827
Other comprehensive income attributable to Continuing Operations	—	—	—	(438)	(438)	—	(438)
Other comprehensive income attributable to Discontinued Operations	—	—	—	22	22	—	22
Amounts related to the Time Separation	—	(2,918)	—	104	(2,814)	—	(2,814)
Cash dividends	—	(1,109)	—	—	(1,109)	—	(1,109)
Common stock repurchases	—	—	(5,500)	—	(5,500)	—	(5,500)
Amounts related primarily to stock options and restricted stock	—	(101)	685	—	584	—	584

BALANCE AT DECEMBER 31, 2014	$17	$149,282	$(42,445)	$(82,378)	$24,476	$—	$24,476

Net income (b)	—	—	—	3,833	3,833	—	3,833
Other comprehensive loss	—	—	—	(282)	(282)	—	(282)
Cash dividends	—	(1,150)	—	—	(1,150)	—	(1,150)
Common stock repurchases	—	—	(3,600)	—	(3,600)	—	(3,600)
Amounts related primarily to stock options and restricted stock	—	(91)	433	—	342	—	342

BALANCE AT DECEMBER 31, 2015	$17	$148,041	$(45,612)	$(78,827)	$23,619	$—	$23,619

Net income (b)	—	—	—	3,926	3,926	1	3,927
Other comprehensive loss	—	—	—	(64)	(64)	—	(64)
Cash dividends	—	(1,269)	—	—	(1,269)	—	(1,269)
Common stock repurchases	—	—	(2,307)	—	(2,307)	—	(2,307)
Noncontrolling interests of acquired businesses	—	—	—	—	—	1	1
Amounts related primarily to stock options and restricted stock	—	8	422	—	430	—	430

BALANCE AT DECEMBER 31, 2016	$17	$146,780	$(47,497)	$(74,965)	$24,335	$2	$24,337

(a)	Includes Accumulated other comprehensive loss, net.
(b)

Excludes losses of $2 million and $1 million for the years ended December 31, 2016 and December 31, 2015, respectively, relating to a Redeemable noncontrolling interest classified as a liability outside of shareholders’ equity in the Consolidated Balance Sheet.

See accompanying notes.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company, whose businesses include television networks, and film and TV entertainment. Time Warner classifies its operations into three reportable segments: Turner: consisting principally of cable networks and digital media properties; Home Box Office: consisting principally of premium pay television services and a service that delivers video content to consumers over the internet (“OTT service”) domestically and premium pay, basic tier television and OTT services internationally; and Warner Bros.: consisting principally of television, feature film, home video and videogame production and distribution.

Basis of Presentation

Basis of Consolidation

The consolidated financial statements include all the assets, liabilities, revenues, expenses and cash flows of entities in which Time Warner has a controlling interest (“subsidiaries”). Intercompany accounts and transactions between consolidated entities have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the December 31, 2016 presentation.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Accounting Guidance Adopted in 2016

Equity Method of Accounting

In March 2016, guidance was issued that changes the requirements for equity method accounting when an investment qualifies for use of the equity method. The guidance (i) eliminates the need to retroactively apply the equity method of accounting upon qualifying for such treatment, (ii) requires that the cost of acquiring an additional interest in an investee be added to the basis of the previously held interest and (iii) requires that unrealized holding gains or losses for available-for-sale equity securities that qualify for the equity method of accounting be recognized in earnings at the date the investment becomes qualified for use of the equity method of accounting. The Company adopted this guidance on January 1, 2016 on a prospective basis and it did not impact the Company’s consolidated financial statements.

Accounting Guidance Not Yet Adopted

Simplifying the Accounting for Goodwill Impairment

In January 2017, guidance was issued to simplify the accounting for goodwill impairment. The guidance removes the second step of the goodwill impairment test, which requires that a hypothetical purchase price allocation be performed to determine the amount of impairment, if any. Under this new guidance, a goodwill impairment charge will be based on the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance will become effective on a prospective basis for the Company on January 1, 2020 and is not expected to have a material impact on the Company’s consolidated financial statements.

Definition of a Business

In January 2017, guidance was issued that changes the definition of a business for accounting purposes. Under the new guidance, an entity first determines whether substantially all of the fair value of a set of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of assets is not deemed to be a business. If the threshold is not met, the entity then evaluates whether the set of assets meets the requirement to be deemed a business, which at a minimum, requires there to be an input and a substantive process that together significantly contribute to the ability to create outputs. The guidance will become effective on a prospective basis for the Company on January 1, 2018 and is not expected to have a material impact on the Company’s consolidated financial statements.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Cash

In November 2016, guidance was issued that requires that a statement of cash flows present the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. The guidance will become effective on a retrospective basis for the Company on January 1, 2018 and is not expected to have a material impact on the Company’s consolidated financial statements.

Intra-Entity Transfers of Assets Other than Inventory

In October 2016, guidance was issued that requires entities to recognize the income tax consequences of an intercompany transfer of an asset other than inventory when the transfer occurs, rather than deferring the income tax consequences of the intercompany transfer of assets until the asset has been sold to a third party. The guidance will become effective on a modified retrospective basis for the Company on January 1, 2018 and is not expected to have a material impact on the Company’s consolidated financial statements.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, guidance was issued that clarifies the presentation of certain cash receipts and payments in a company’s statement of cash flows. The guidance primarily relates to the classification of cash flows associated with certain (i) debt transactions, (ii) contingent consideration arrangements related to business combinations, (iii) insurance claims and policies, (iv) distributions received from equity method investees and (v) securitization transactions. The guidance will become effective on a retrospective basis for the Company on January 1, 2018 and is not expected to have a material impact on the Company’s consolidated financial statements.

Share-Based Payments

In March 2016, guidance was issued that changes the reporting for certain aspects of share-based payments. One aspect of the guidance, which became effective on a prospective basis on January 1, 2017, requires that the income tax effects of share-based awards be recognized in the income statement when the awards vest or are settled. Under the previous guidance, excess tax benefits and deficiencies were recognized in Additional paid-in capital in the Consolidated Balance Sheet. For the years ended December 31, 2016 and 2015, the amount of excess tax benefits, net of deficiencies, recognized in Additional paid-in capital was $82 million and $150 million, respectively. In addition, because excess tax benefits are no longer recognized in Additional paid-in capital, such amounts are no longer included in the determination of assumed proceeds in applying the treasury stock method when computing earnings per share. Another aspect of the new guidance, which the Company adopted on a prospective basis on January 1, 2017, requires that excess tax benefits be classified as a cash flow from operating activities in the Consolidated Statement of Cash Flows. Under the previous guidance, excess tax benefits were classified as a cash flow from financing activities. Excess tax benefits presented as a cash flow from financing activities were $88 million, $151 million, and $179 million for the years ended December 31, 2016, 2015, and 2014, respectively. The other aspects of this new guidance are not expected to have a material effect on the Company’s consolidated financial statements.

Accounting for Leases

In February 2016, guidance was issued regarding accounting for leases. The main difference between the current guidance and the new guidance is the recognition by the lessee of lease assets and liabilities for those leases it classified as operating leases under the current guidance. Under the new guidance, the recognition, measurement and presentation of expenses and cash flows arising from a lease as well as the lessor accounting model have not significantly changed from current guidance. This guidance also requires qualitative and quantitative disclosures of key information about leasing arrangements. The new guidance will become effective on a modified retrospective basis for the Company on January 1,

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2019. The Company is still evaluating the impact of the new guidance on its consolidated financial statements. Because the Company is a party to more than 2,000 operating leases with future minimum rental commitments of $1.154 billion, it expects that the impact of recognizing lease assets and liabilities for these operating leases will be significant to the Company’s Consolidated Balance Sheet.

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

Revenue Recognition

In May 2014, guidance was issued that establishes a new revenue recognition framework in GAAP for all companies and industries. The core principle of the new guidance is that an entity should recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for those goods or services. The guidance includes a five-step framework to determine the timing and amount of revenue to recognize related to contracts with customers. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework. Based on the current guidance, the new framework will become effective on either a full or modified retrospective basis for the Company on January 1, 2018.

Subsequent to the issuance of the May 2014 guidance, several clarifications and updates have been issued by the FASB on this topic, the most recent of which was issued in December 2016. Many of these clarifications and updates to the guidance, as well as a number of interpretive issues, apply to companies in the media and entertainment industry.

The Company has made significant progress toward completing its assessment of the impact of adopting this new guidance, and the Company is finalizing its implementation plan. The Company currently does not believe that the adoption of the new guidance will have a material impact on the Company’s financial statements, principally because the Company does not expect significant changes in the way it will record subscription revenue, advertising revenue, and a significant portion of its content revenue. However, it is possible that the Company’s evaluation of the expected impact of the new guidance on certain transactions could change if there are additional interpretations of the new revenue guidance that are different from the Company’s preliminary conclusions. Although the Company currently does not expect the impact of adopting the new guidance to be material, there are several areas where the Company’s revenue recognition is expected to change as compared with historical GAAP. The more significant of these areas are as follows:

i.

Renewals of Licenses of Intellectual Property — Under guidance currently in effect, when the term of an existing license agreement is extended, without any other changes to the provisions of the license, revenue for the renewal period is recognized on the date the renewal is agreed to contractually. Under the new guidance, revenue for the renewed license term will not be recognized until the date the renewal term begins. This change will result in delayed revenue recognition as compared with current revenue recognition

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

guidance. The Company expects that this change will primarily impact the Warner Bros. segment, but it will also, to a lesser degree, impact the Home Box Office and Turner segments.

ii.

License of Content Library — Under guidance currently in effect, when a company licenses a completed library of content and agrees to refresh the library with new content as it becomes available, and the licensee is not entitled to a refund if no further library titles are delivered, revenue is recognized once access to the library is granted to the licensee. Under the new guidance, because there is an implicit obligation for the company to refresh the library with additional content in the future, the company will need to estimate the additional content it will deliver in the future and allocate a portion of the transaction price to that content. As compared with current guidance, this results in a deferral of a portion of the transaction price until delivery of future library content. The Company expects this change will primarily impact the Home Box Office segment.

iii.

Licenses of Symbolic Intellectual Property — Certain intellectual property, such as brands, tradenames and logos, is categorized in the new guidance as symbolic. An assumption inherent in the new guidance is that a licensee’s ability to derive benefit from a license of symbolic intellectual property depends on the licensor continuing to support or maintain the intellectual property throughout the license term. Accordingly, under the new guidance, revenue from licenses of symbolic intellectual property is recognized over the corresponding license term. In certain arrangements where the Company has no remaining performance obligations, under the guidance currently in effect, revenue from licenses of symbolic intellectual property is recognized at the inception of the license term. Therefore, the new guidance will result in a deferral of revenue recognition as compared to current guidance. This change will primarily impact the Warner Bros. segment.

The evaluation of the impact of the new guidance on certain other transactions is still in process; however, the Company does not expect the completion of that evaluation to impact the Company’s conclusion that the adoption will not have a material impact on the Company’s financial statements.

The Company currently expects to adopt the standard in 2018 using the modified retrospective method of adoption. However, the transition method ultimately selected could be affected by the Company’s pending merger with AT&T Inc. (“AT&T”) if the merger closes prior to the adoption of the new guidance. For more information regarding the AT&T merger, see Note 2.

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

The Securities and Exchange Commission (“SEC”) considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by Time Warner’s management and the related disclosures have been reviewed with the Audit and Finance Committee of the Board of Directors of the Company. Due to the significant judgment involved in selecting certain of the assumptions used in these areas, it is possible that different parties could choose different assumptions and reach different conclusions. The Company considers the policies relating to the following matters to be critical accounting policies:

•	Impairment of Goodwill and Intangible Assets (see pages 89 to 90);

•	Film and Television Production Cost Recognition, Participations and Residuals and Impairments (see pages 93 to 94);

•	Licensed Programming Inventory Cost Recognition and Impairment (see pages 94 to 95);

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•	Gross versus Net Revenue Recognition (see page 93);

•	Sales Returns and Pricing Rebates (see page 93); and

•	Income Taxes (see page 97).

Cash and Equivalents

Cash equivalents consist of investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. The Company monitors concentrations of credit risk with respect to Cash and equivalents by placing such balances with higher quality financial institutions or investing such amounts in liquid, short-term, highly-rated instruments or investment funds holding similar instruments. As of December 31, 2016, the majority of the Company’s Cash and equivalents were invested with banks with a credit rating of at least A and in Rule 2a-7 money market mutual funds. At December 31, 2016, the Company did not have more than $500 million invested in any single bank or money market mutual fund.

Allowance for Doubtful Accounts

The Company monitors customer credit risk related to accounts receivable, including unbilled trade receivables primarily related to the distribution of television product. Significant judgments and estimates are involved in evaluating if such amounts will ultimately be fully collected. Each of the Company’s businesses maintains a comprehensive approval process prior to issuing credit to third-party customers. Counterparties that are determined to be of a higher risk are evaluated to assess whether the credit terms previously granted to them should be modified. The Company monitors customers’ accounts receivable aging, and a provision for estimated uncollectible amounts is maintained based on customer payment levels, historical experience and management’s views on trends in the overall receivable agings. In addition, for larger accounts, the Company performs analyses of risks on a customer-specific basis. At December 31, 2016 and 2015, total reserves for doubtful accounts were approximately $193 million and $180 million, respectively. For the years ended December 31, 2016 and 2015, the Company recognized $38 million and $63 million of bad debt expense, respectively. For the year ended December 31, 2014, the Company recognized $20 million of income related to bad debt primarily due to the reversal of a reserve related to a Warner Bros. receivable.

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

HBO LAG is a VIE because the Company’s ownership interest (88%) and voting rights (50%) in this entity are disproportionate. The Company has determined that it is not the primary beneficiary of this VIE because voting control is shared equally with the other investor and therefore the Company does not have the power to direct the activities that most significantly impact the entity’s economic performance. As of December 31, 2016 and December 31, 2015, the Company’s aggregate investment in HBO LAG was $535 million and $558 million, respectively. The investment in HBO LAG is intended to enable the Company to more broadly leverage its programming and digital strategy in the territories served and to capitalize on growing opportunities in such territories. The Company provides programming as well as certain services, including distribution, licensing and technological and administrative support, to HBO LAG. HBO LAG is financed through cash flows from its operations, and the Company is not obligated to provide HBO LAG with any additional financial support. In addition, the assets of HBO LAG are not available to settle the Company’s obligations.

During 2015, the Company finalized agreements related to the construction and development of office and studio space in the Hudson Yards development on the west side of Manhattan in order to move its Corporate headquarters and New York

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

City-based employees to the new space. The Company will fund its proportionate share of the costs for the construction and development through HYNTH, a limited liability company that is controlled by the developer of the Hudson Yards development project and managed by an affiliate of the developer. HYNTH is a VIE because the equity investment at risk is not sufficient to permit HYNTH to carry on its activities without additional subordinated financial support. The Company is not the primary beneficiary of HYNTH because it does not have the power to direct the activities that most significantly impact the entity’s economic performance. As of December 31, 2016 and 2015, the Company’s investment in HYNTH, which is accounted for under the equity method of accounting, was approximately $729 million and $438 million, respectively. Based on construction cost estimates and space projections as of December 31, 2016, the Company expects to invest an additional $1.4 billion, excluding interest, in the Hudson Yards development project through 2019.

Investments

Investments in common stock in companies in which Time Warner has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally presumed to exist when Time Warner owns between 20% and 50% of the voting interests in the investee, holds substantial management rights or holds an interest of less than 20% in an investee that is a limited liability partnership or limited liability corporation that is treated as a flow-through entity.

Under the equity method of accounting, only Time Warner’s investment in and amounts due to and from the equity investee are included in the Consolidated Balance Sheet; only Time Warner’s share of the investee’s earnings (losses) is included in the Consolidated Statement of Operations; and only the dividends, cash distributions, loans or other cash received from the investee, additional cash investments, loan repayments or other cash paid to the investee are included in the Consolidated Statement of Cash Flows. If previous equity method losses have reduced the carrying value of the Company’s equity method investment to zero, the Company continues to record its share of equity method losses to the extent it has (i) other investments in the investee, (ii) guaranteed obligations of the investee or (iii) committed to provide further financial support for the investee.

Investments in companies in which Time Warner does not have a controlling voting interest or over which it is unable to exert significant influence are generally accounted for at fair value if the investments are publicly traded. If the investment or security is not publicly traded, the investment is accounted for at cost. Unrealized gains and losses on investments accounted for at fair value are reported, net of tax, in Accumulated other comprehensive loss, net. Dividends and other distributions of earnings from investments in companies in which Time Warner does not have a controlling voting interest or over which it is unable to exert significant influence are included in Other loss, net, when declared. For more information, see Notes 4 and 5.

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

Derivative Instruments

The Company uses derivative instruments principally to manage the risk associated with movements in foreign currency exchange rates, and recognizes all derivative instruments on the Consolidated Balance Sheet at fair value. Changes in fair value of derivative instruments that qualify for hedge accounting will either be offset against the change in fair value of the hedged assets or liabilities through earnings or recognized in shareholders’ equity as a component of Accumulated

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

other comprehensive loss, net, until the hedged item is recognized in earnings, depending on whether the derivative instrument is being used to hedge changes in fair value or cash flows. For qualifying hedge relationships, the Company excludes the impact of forward points or option premiums from its assessment of hedge effectiveness and recognizes changes in the fair value of a derivative instrument due to forward points or option premiums in Other income (loss), net each quarter. The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. For those derivative instruments that do not qualify for hedge accounting, changes in fair value are recognized immediately in earnings. See Note 8 for additional information regarding derivative instruments held by the Company and risk management strategies.

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

	December 31,		Estimated Useful Lives
	2016	2015
Land (a)	$268	$273	n/a
Buildings and improvements	1,641	1,619	7 to 30 years
Capitalized software costs	2,029	1,958	3 to 7 years
Furniture, fixtures and other equipment (b)	3,017	3,069	3 to 10 years

	6,955	6,919
Accumulated depreciation	(4,445)	(4,323)

Total	$2,510	$2,596

(a)	Land is not depreciated.
(b)	Includes $183 million and $174 million of construction in progress as of December 31, 2016 and 2015, respectively.

Intangible Assets

Time Warner has a significant number of intangible assets, including acquired film and television libraries and other copyrighted products and tradenames. Time Warner does not recognize the fair value of internally generated intangible assets. Intangible assets acquired in business combinations are recorded at the acquisition date fair value in the Company’s Consolidated Balance Sheet. Acquired film libraries are amortized using the film forecast computation model. For more information, see “Film and Television Production Cost Recognition, Participations and Residuals and Impairments” and Note 3.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

For investments accounted for using the cost or equity method of accounting, the Company evaluates information available (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of the Company’s investment. For more information, see Note 5.

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

In assessing Goodwill for impairment, the Company has the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform any additional tests in assessing Goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform the first step of a two-step impairment review process. The first step of the two-step process involves a comparison of the estimated fair value of a reporting unit to its carrying amount. In performing the first step, the Company generally determines the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis and, in certain cases, a combination of a DCF analysis and a market-based approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable public company earnings multiples. The cash flows employed in the DCF analyses are based on the Company’s most recent budgets and long range plans and perpetual growth rates are assumed for years beyond the current long range plan period. Discount rate assumptions are based on an assessment of market rates, capital structures and the risk inherent in the future cash flows included in the budgets and long range plans.

For 2016, the Company elected to perform a qualitative assessment of impairment of Goodwill and concluded that it was more likely than not that the fair value of each reporting unit was in excess of its respective carrying value. Accordingly, the 2016 assessment did not result in any impairments of the Company’s Goodwill. In reaching this conclusion, the Company considered the results of prior year’s quantitative assessment and underlying trends and assumptions used in determining fair value, including the value proposed by AT&T in connection with the pending AT&T merger.

In assessing other intangible assets not subject to amortization for impairment, the Company also has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then the Company is not required to perform any additional tests for assessing those intangible assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. When performing the quantitative impairment test on other intangible assets not subject to amortization, the Company determines fair value using a DCF valuation analysis, which is based on the “relief from royalty” methodology. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar tradenames are being licensed in the marketplace. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

In 2016, the Company elected to perform a qualitative assessment for substantially all of its intangible assets not subject to amortization and concluded that it was more likely than not the fair value of each of the Company’s intangible assets not subject to amortization was in excess of its respective carrying value.

Long-Lived Assets

Long-lived assets such as property, plant and equipment and finite-lived intangible assets (e.g., tradenames, customer lists and film libraries, do not require that an annual impairment test be performed; instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the more likely than not disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Once a triggering event has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. The impairment test for assets held for continued use requires a comparison of cash flows expected to be generated over the useful life of an asset or group of assets (“asset group”) against the carrying value of the asset group. An asset group is established by identifying the lowest level of cash flows generated by the asset or group of assets that are largely independent of the cash flows of other assets. If the intent is to hold the asset group for continued use, the impairment test first requires a comparison of estimated undiscounted future cash flows generated by the asset group against its carrying value. If the carrying value exceeds the estimated undiscounted future cash flows, an impairment would be measured as the difference between the estimated fair value of the asset group and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset group. If the intent is to hold the asset group for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale, and there is an active program to locate a buyer), the impairment test involves comparing the asset group’s carrying value to its estimated fair value. To the extent the carrying value is greater than the estimated fair value, an impairment loss is recognized for the difference. Significant judgments in this area involve determining the appropriate asset group level at which to test, determining whether a triggering event has occurred, determining the future cash flows for the assets involved and selecting the appropriate discount rate to be applied in determining estimated fair value. For more information, see Note 3.

Accounting for Pension Plans

The Company and certain of its subsidiaries have both funded and unfunded defined benefit pension plans, the substantial majority of which are noncontributory, covering a majority of domestic employees and, to a lesser extent, have various defined benefit plans, primarily noncontributory, covering certain international employees. Pension benefits are based on formulas that reflect the participating employees’ qualifying years of service and compensation. Time Warner’s largest defined benefit pension plan is closed for new employees and frozen to future benefit accruals. Time Warner uses a December 31 measurement date for its plans. The pension expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return on plan assets, the interest factor implied by the discount rate and the rate of compensation increases. For more information, see Note 14.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The grant-date fair value of a stock option is estimated using the Black-Scholes option-pricing model. Because the Black-Scholes option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the stock options. The Company determines the volatility assumption for these stock options using implied volatilities data from its traded options. The expected term, which represents the period of time that stock options granted are expected to be outstanding, is estimated based on the historical exercise behavior of Time Warner employees. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of Time Warner common stock at the date of grant. For more information, see Note 13.

Revenue

The Company generates revenue primarily from content production and distribution (i.e., Content Revenue), providing programming to cable system operators, satellite service distributors, telephone companies and virtual multichannel video programming distributors (collectively, “affiliates”) and digital distributors that have contracted to receive and distribute this programming to their subscribers (i.e., Subscription Revenue) and the sale of advertising on the Company’s television networks and digital properties and the digital properties it manages and/or operates for others (i.e., Advertising Revenue).

Content Revenue

Feature films typically are produced or acquired for initial exhibition in theaters, followed by distribution, generally commencing within three years of such initial exhibition, through sales of feature films in physical format, electronic sell-through, video-on-demand, OTT services, premium cable, basic cable and broadcast networks. Revenues from film rentals by theaters are recognized as the films are exhibited. Revenues from sales of feature films in physical format are recognized at the later of the delivery date or the date that the DVDs or Blu-ray Discs are made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns, rebates and pricing allowances. Revenues from the licensing of feature films for electronic sell-through or video-on-demand are recognized when the product has been

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

purchased by and made available to the consumer to either download or stream. Revenues from the distribution of theatrical product through OTT services, premium cable, basic cable and broadcast networks are recognized when the films are available to the licensee.

Television programs and series are initially produced for broadcast networks, cable networks, first-run television syndication or OTT services and may be subsequently licensed for international or domestic cable, syndicated television and OTT services, as well as sold on home video and via electronic delivery. Revenues from the distribution of television programming through broadcast networks, cable networks, first-run syndication and OTT services are recognized when the programs or series are available to the licensee, except for consideration to be received from the exhibition of advertising, where the revenue is valued and recognized when the related advertisements are exhibited. In certain circumstances, pursuant to the terms of the applicable contractual arrangements, the availability dates granted to customers may precede the date the Company may bill the customers for these sales. Unbilled accounts receivable, which primarily relate to the distribution of television product at Warner Bros., totaled $4.573 billion and $4.057 billion at December 31, 2016 and December 31, 2015, respectively. Included in the unbilled accounts receivable at December 31, 2016 was $2.687 billion that is to be billed in the next twelve months. Similar to theatrical home video sales, revenues from sales of television programming in physical format are recognized at the later of the delivery date or the date that the DVDs or Blu-ray Discs are made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns, rebates and pricing allowances. Revenues from the licensing of television programs and series for electronic sell-through or video-on-demand are recognized when the product has been purchased by and made available to the consumer to either download or stream. Revenues from the distribution of television programming through OTT services are recognized when the television programs or series are available to the licensee.

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

Revenues from the sales of console videogames are recognized at the later of the delivery date or the date that the product is made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns, rebates and pricing allowances.

Subscription Revenue

Subscription revenues from the Company’s cable networks and premium pay and basic tier television services are recognized over the license period as programming is provided to affiliates based on negotiated contractual programming rates. When a distribution contract with an affiliate has expired and a new distribution contract has not been executed, revenues are based on estimated rates, giving consideration to factors including the previous contractual rates, inflation, current payments by the affiliate and the status of the negotiations on a new contract. When the new distribution contract terms are finalized, an adjustment to Subscription revenues is recorded, if necessary, to reflect the new terms. Such adjustments historically have not been significant.

Subscription revenues from OTT services (e.g., HBO NOW) are recognized as programming services are provided to customers.

Advertising Revenue

Advertising revenues are recognized, net of agency commissions, in the period that the advertisements are aired. If there is a targeted audience guarantee, revenues are recognized for the actual audience delivery and revenues are deferred for any shortfall until the guaranteed audience delivery is met, typically by providing additional advertisements. Advertising revenues from digital properties are recognized as impressions are delivered or the services are performed.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Sales Returns and Pricing Rebates

Management’s estimate of product sales that will be returned and pricing rebates to grant is an area of judgment affecting Revenues and Net income. In estimating product sales that will be returned, management analyzes vendor sales of the Company’s product, historical return trends, current economic conditions, and changes in customer demand. Based on this information, management reserves a percentage of any product sales that provide the customer with the right of return. The provision for such sales returns is reflected as a reduction in the revenues from the related sale. In estimating the reserve for pricing rebates, management considers the terms of the Company’s agreements with its customers that contain targets which, if met, would entitle the customer to a rebate. In those instances, management evaluates the customer’s actual and forecasted purchases to determine the appropriate reserve. At December 31, 2016 and 2015, total reserves for sales returns (which also reflects reserves for certain pricing allowances provided to customers) primarily related to home entertainment products (e.g., DVDs, Blu-ray Discs and videogames) and were $788 million and $875 million, respectively. An incremental change of 1% in the Company’s estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) would have resulted in an approximate $32 million impact on the Company’s total Revenues for the year ended December 31, 2016. This revenue impact would have been partially offset by a corresponding impact on related expenses depending on the margin associated with a specific film or videogame and other factors.

Gross versus Net Revenue Recognition

In the normal course of business, the Company may act as an intermediary or an agent with respect to the sale of third-party products or services (e.g., arrangements where Warner Bros. distributes a film owned by a third party). In addition, the Company may use an intermediary to sell its own products or services (e.g., arrangements involving the distribution of HBO NOW). In connection with these arrangements, the Company must determine whether to report revenue based on the gross amount billed to the ultimate customer or on the net amount received from the customer after commissions and other payments to third parties. To the extent revenues are recorded on a gross basis, any commissions or other payments to third parties are recorded as expense so that the net amount (gross revenues less expense) is reflected in Operating Income. Accordingly, the impact on Operating Income is the same whether the Company records revenue on a gross or net basis.

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

For example, Warner Bros. acts as an intermediary when it provides distribution services for independent third-party companies for the worldwide distribution of theatrical films, home video, television programs and/or videogames. The independent third-party company may retain final approval over the distribution, marketing, advertising and publicity for each film or videogame in all media, including the timing and extent of the releases, the pricing and packaging of packaged goods units and approval of all television licenses. Warner Bros. records revenue generated in these distribution arrangements on a gross basis when it (i) is the merchant of record for the licensing arrangements, (ii) is the licensor/contracting party, (iii) provides the materials to licensees, (iv) handles the billing and collection of all amounts due under such arrangements and (v) bears the risk of loss related to distribution advances and/or the packaged goods inventory. If Warner Bros. does not bear the risk of loss as described in the previous sentence, the arrangements are accounted for on a net basis.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Prior to the theatrical release of a film, management bases its estimates of ultimate revenues for each film on factors such as the historical performance of similar films, the star power of the lead actors, the rating and genre of the film, pre-release market research (including test market screenings) and the expected number of theaters in which the film will be released. In the absence of revenues directly related to the exhibition of a film or television program that is owned by the Company on the Company’s television networks or premium pay television or OTT services, management estimates a portion of the unamortized costs that are representative of the utilization of that film or television program in that exhibition and expenses such costs as the film or television program is exhibited. The period over which ultimate revenues are estimated is generally not to exceed ten years from the initial release of a motion picture or from the date of delivery of the first episode of an episodic television series. For an episodic television series still in production, the period over which ultimate revenues are estimated cannot exceed five years from the date of delivery of the most recent episode. Management updates such estimates based on information available during the film’s production and, upon release, the actual results of each film. Changes in estimates of ultimate revenues from period to period affect the amount of production costs amortized in a given period and, therefore, could have an impact on the segment’s financial results for that period. For example, prior to a film’s release, the Company often will test market the film to the film’s targeted demographic. If the film is not received favorably, the Company may (i) reduce the film’s estimated ultimate revenues, (ii) revise the film, which could cause the production costs to increase, or (iii) perform a combination of both. Similarly, a film that generates lower-than-expected theatrical revenues in its initial weeks of release would have its theatrical, home video and television distribution ultimate revenues adjusted downward. A failure to adjust for a downward change in estimates of ultimate revenues would result in the understatement of production costs amortization for the period. The Company recorded production cost amortization of $4.745 billion, $4.384 billion and $4.229 billion in 2016, 2015 and 2014, respectively. Included in production cost amortization are theatrical film impairments, primarily related to pre-release films, of $69 million, $80 million and $86 million in 2016, 2015 and 2014, respectively.

Licensed Programming Inventory Cost Recognition and Impairment

In the normal course of business, the Company’s Turner and Home Box Office segments enter into agreements to license programming exhibition rights from licensors. A programming inventory asset related to these rights and a corresponding liability payable to the licensor are recorded (on a discounted basis if the license agreements are long-term) when (i) the cost of the programming is reasonably determined, (ii) the programming material has been accepted in accordance with the terms of the agreement, (iii) the programming is available for its first showing or telecast, and (iv) the license period has commenced. There are variations in the amortization methods of these rights, depending on whether the network is advertising-supported (e.g., TNT and TBS) or not advertising-supported (e.g., HBO and Turner Classic Movies).

For the Company’s advertising-supported networks, the Company’s general policy is to amortize each program’s costs on a straight-line basis (or per-play basis, if greater) over its license period. However, for certain types of programming, the

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

For premium pay television and OTT services that are not advertising-supported, each licensed program’s costs are amortized on a straight-line basis over its license period or estimated period of use, beginning with the month of initial exhibition. When the Company has the right to exhibit feature theatrical programming in multiple windows over a number of years, the Company uses historical audience viewership as its basis for determining the amount of programming amortization attributable to each window.

For programming licensed in exchange, in part, for advertising services, the Company recognizes programming inventory and deferred advertising revenue at the estimated fair value when the programming is available for telecast. Such programming inventory is amortized in the same manner as the non-advertising component of the licensed programming.

The Company carries its licensed programming inventory at the lower of unamortized cost or estimated net realizable value. For networks that generate both Advertising and Subscription revenues (e.g., TBS and TNT), the Company generally evaluates the net realizable value of unamortized programming costs based on the network’s programming taken as a whole. In assessing whether the programming inventory for a particular advertising-supported network is impaired, the Company determines the net realizable value for all of the network’s programming inventory based on a projection of the network’s profitability. Similarly, for premium pay television and OTT services that are not advertising-supported, the Company performs its evaluation of the net realizable value of unamortized programming costs based on the premium pay television and OTT services’ licensed programming taken as a whole. Specifically, the Company determines the net realizable value for all of its premium pay television and OTT service licensed programming based on projections of estimated Subscription revenues less certain costs of delivering and distributing the licensed programming. However, changes in management’s intended usage of a specific program, such as a decision to no longer exhibit that program and forego the use of the rights associated with the program license, would result in a reassessment of that program’s net realizable value, which could result in an impairment.

Other Inventory

Inventories other than film and television production costs and licensed programming inventory consist primarily of DVDs, Blu-ray Discs and videogame development costs and are stated at the lower of cost or net realizable value. Cost is determined using the average cost method. Returned goods included in Inventory are valued at estimated realizable value, but not in excess of cost. For more information, see Note 7.

Videogame development costs are expensed as incurred before the applicable videogames reach technological feasibility. Upon release, the capitalized videogame development costs are amortized based on the greater of the amount computed using (i) the proportion of the videogame’s revenues recognized for such period to the videogame’s total current and anticipated revenues or (ii) the straight-line method over the remaining economic life of the videogame. Unamortized capitalized videogame production and development costs are stated at the lower of cost, less accumulated amortization, or net realizable value and reported in Other assets on the Consolidated Balance Sheet. At December 31, 2016 and 2015, there were $247 million and $201 million, respectively, of unamortized computer software costs related to videogames. Amortization of such costs was $101 million, $214 million and $115 million for the years ended December 31, 2016, 2015 and 2014,

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

respectively. Included in such amortization are writedowns to net realizable value of certain videogame production costs of $20 million, $17 million and $51 million in 2016, 2015 and 2014, respectively.

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

Accounting for Collaborative Arrangements

The Company’s collaborative arrangements primarily relate to co-financing arrangements to jointly finance and distribute theatrical productions and an arrangement entered into with CBS Broadcasting, Inc. (“CBS”) and the NCAA that provides Turner and CBS with exclusive television, Internet and wireless rights to the NCAA Tournament in the U.S. and its territories and possessions from 2011 through 2032.

In most cases, the form of the co-financing arrangement is the sale of an interest in a film to an investor. Warner Bros. generally records the amounts received for the sale of an interest as a reduction of the costs of the film, as the investor assumes full risk for that share of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, in each period the Company reflects in the Consolidated Statement of Operations either a charge or benefit to Costs of revenues to reflect the estimate of the third-party investor’s interest in the profits or losses incurred on the film. The estimate of the third-party investor’s interest in profits or losses incurred on the film is determined using the film forecast computation method. For the years ended December 31, 2016, 2015 and 2014, net participation costs related to third party investors of $249 million, $406 million and $580 million, respectively, were recorded in Costs of revenues.

The aggregate programming rights fee, production costs, advertising revenues and sponsorship revenues related to the NCAA Tournament and related programming are equally shared by Turner and CBS. However, if the amount paid for the programming rights fee and production costs in any given year exceeds advertising and sponsorship revenues for that year, CBS’ share of such shortfall is limited to specified annual amounts (the “loss cap”), ranging from approximately $30 million to $45 million. The amounts incurred by the Company pursuant to the loss cap during the years ended December 31, 2016 and 2015 were not significant. In accounting for this arrangement, the Company records Advertising revenues for the advertisements aired on Turner’s networks and amortizes Turner’s share of the programming rights fee based on the ratio of current period advertising revenues to its estimate of total advertising revenues over the term of the arrangement.

Advertising Costs

Time Warner expenses advertising costs as they are incurred, which generally is when the advertising is exhibited or aired. Advertising expense to third parties was $2.386 billion in 2016, $2.586 billion in 2015 and $2.430 billion in 2014.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company adjusts its tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense. For further information, see Note 10.

Discontinued Operations

In determining whether a group of assets disposed (or to be disposed) of should be presented as a discontinued operation, the Company assesses whether the disposal (or planned disposal) represents a strategic shift that has had or will have a major effect on the Company’s operations and financial results.

On June 6, 2014 (the “Distribution Date”), the Company completed the legal and structural separation of the Company’s Time Inc. segment from the Company (the “Time Separation”). The Company has presented the financial position and results of operations of its former Time Inc. segment as discontinued operations in the accompanying consolidated financial statements for all periods presented. For more information on the Time Separation, see Note 4.

2.	MERGER AGREEMENT WITH AT&T

On October 22, 2016, Time Warner entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AT&T. The Merger Agreement provides for the merger of a newly formed wholly owned subsidiary of AT&T with and into Time Warner, with Time Warner continuing as the surviving company in the merger. Immediately thereafter, Time Warner will merge with and into a limited liability company formed by AT&T, which will continue as the surviving entity and a wholly owned subsidiary of AT&T. The Merger Agreement was unanimously approved by all members of Time Warner’s and AT&T’s board of directors. Time Warner shareholders adopted the Merger Agreement at a special meeting of shareholders on February 15, 2017. Subject to the satisfaction of the remaining conditions set forth in the Merger Agreement, upon consummation of the merger, each share of the Company’s common stock will be converted into the right to receive

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$53.75 in cash and a specified number of shares of AT&T stock, as set forth in the Merger Agreement and determined by reference to the average of the volume weighted averages of the trading price of AT&T common stock on the New York Stock Exchange (“NYSE”) on each of the 15 consecutive NYSE trading days ending on and including the trading day that is three trading days prior to the closing of the merger (the “Average Stock Price”). The stock portion of the per share consideration will be subject to a collar such that if the Average Stock Price is between $37.411 and $41.349, Time Warner shareholders will receive shares of AT&T stock equal to $53.75 in value for each share of Time Warner common stock. If the Average Stock Price is below $37.411, Time Warner shareholders will receive 1.437 AT&T shares for each share of Time Warner common stock. If the Average Stock Price is an amount greater than $41.349, Time Warner shareholders will receive 1.300 AT&T shares for each share of Time Warner common stock. The merger is conditioned on the receipt of certain antitrust and other required regulatory consents. The merger is expected to close before year-end 2017. Should Time Warner terminate the Merger Agreement in specified circumstances, Time Warner may be required to pay AT&T a termination fee equal to $1.725 billion if Time Warner enters into or consummates an alternative transaction with a third party following such termination of the Merger Agreement.

3.	GOODWILL AND INTANGIBLE ASSETS

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

Goodwill

The following summary of changes in the Company’s Goodwill during the years ended December 31, 2016 and 2015, by reportable segment and in total, is as follows (millions):

	Turner	Home Box Office	Warner Bros.	Total
Balance at December 31, 2014	$13,956	$7,433	$6,176	$27,565
Acquisitions, dispositions and adjustments, net	176	—	8	184
Translation adjustments	(24)	—	(36)	(60)

Balance at December 31, 2015	$14,108	$7,433	$6,148	$27,689
Acquisitions, dispositions and adjustments, net	16	—	85	101
Translation adjustments	1	—	(39)	(38)

Balance at December 31, 2016	$14,125	$7,433	$6,194	$27,752

The carrying amount of goodwill for all periods presented was net of accumulated impairments of $13.338 billion and $4.091 billion at the Turner segment and the Warner Bros. segment, respectively.

The performance of the Company’s annual impairment analysis did not result in any impairments of Goodwill for any of the years in the three-year period ended December 31, 2016. Refer to Note 1 for a discussion of the 2016 annual impairment test.

The increase in Goodwill at the Warner Bros. segment for the year ended December 31, 2016 was primarily related to several insignificant acquisitions made during 2016, offset in part by the sale of its Flixster business. The increase in Goodwill at the Turner segment for the year ended December 31, 2015 was primarily related to the acquisition of iStreamPlanet Co., LLC (“iStreamPlanet”). See Note 4 for additional information.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible Assets

The Company recorded noncash impairments of intangible assets during the years ended December 31, 2016, 2015 and 2014, by reportable segment, as follows (millions):

	Year Ended December 31,
	2016	2015	2014
Turner	$25	$1	$1
Home Box Office	—	—	4
Warner Bros.	—	—	13

Time Warner	$25	$1	$18

The Company’s intangible assets subject to amortization and related accumulated amortization consisted of the following (millions):

	December 31, 2016			December 31, 2015
	Gross	Accumulated Amortization(a)	Net	Gross	Accumulated Amortization(a)	Net
Film library	$3,432	$(2,914)	$518	$3,432	$(2,776)	$656
Brands, tradenames and other intangible assets	702	(437)	265	716	(423)	293

Total	$4,134	$(3,351)	$783	$4,148	$(3,199)	$949

(a)

The film library has a weighted-average remaining life of approximately 4 years and is amortized using a film forecast computation methodology. Amortization of brands, tradenames and other intangible assets subject to amortization is provided generally on a straight-line basis over their respective useful lives.

The Company recorded amortization expense of $190 million in 2016 compared to $189 million in 2015 and $202 million in 2014. Amortization expense may vary in the future as acquisitions, dispositions and impairments, if any, occur and as purchase price allocations are finalized. The Company’s estimated amortization expense for the succeeding five years ended December 31 is as follows (millions):

	2017	2018	2019	2020	2021
Estimated amortization expense	$181	$172	$161	$145	$40

4.	DISPOSITIONS AND ACQUISITIONS

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Acquisitions

Hulu

On August 2, 2016, Time Warner purchased a 10% ownership interest in Hulu, LLC (“Hulu”), a company that provides OTT services, for $590 million in cash, including transaction costs. Time Warner accounts for this investment under the equity method of accounting.

Fandango

In April 2016, Warner Bros. sold its Flixster business to Fandango Media, LLC (“Fandango”), a subsidiary of NBCUniversal Media LLC, in exchange for a 25% interest in Fandango. For the year ended December 31, 2016, Warner Bros. recorded a pre-tax gain of approximately $90 million in connection with this transaction. Time Warner accounts for its investment in Fandango under the equity method of accounting.

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

Summary of Discontinued Operations

Discontinued operations, net of tax, for the year ended December 31, 2016 was income of $11 million ($0.02 of diluted income per common share). Of this amount, a loss of $29 million, net of tax ($0.03 of diluted loss from discontinued operations per common share) related to pension settlement charges related to businesses the Company previously disposed of. Discontinued operations, net of tax, also included income of $40 million ($0.05 of diluted income from discontinued operations per common share), related to additional tax benefits associated with certain foreign tax attributes of Warner Music Group (“WMG”), which the Company disposed of in 2004.

Discontinued operations, net of tax, for the year ended December 31, 2015 was income of $37 million ($0.04 of diluted net income per common share), primarily related to the final resolution of a tax indemnification obligation associated with the disposition of WMG.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Discontinued operations, net of tax, for the year ended December 31, 2014, reflect the results of the Company’s former Time Inc. segment. Financial data for the discontinued operations is as follows (millions, except per share amounts):

Year Ended December 31,
2014
Total revenues	$1,415
Pretax loss	(98)
Income tax benefit	31

Net loss	$(67)

Net loss attributable to Time Warner Inc. shareholders	$(67)

Per share information attributable to Time Warner Inc. common shareholders:
Basic net loss per common share	$(0.07)

Average common shares outstanding — basic	863.3

Diluted net loss per common share	$(0.07)

Average common shares outstanding — diluted	882.6

5.        INVESTMENTS

Time Warner’s investments, by category, consist of (millions):

	December 31,
	2016	2015
Equity-method investments	$2,347	$1,363
Fair-value and other investments:
Deferred compensation investments, recorded at fair value	150	160
Deferred compensation insurance-related investments, recorded at cash surrender value	410	402
Available-for-sale securities	54	85
Equity warrants	159	179

Total fair-value and other investments	773	826
Held-to-maturity securities	—	268
Cost-method investments	217	160

Total	$3,337	$2,617

Available-for-sale securities are recorded at fair value in the Consolidated Balance Sheet, and the realized gains and losses are included as a component of Other loss, net in the Consolidated Statement of Operations. The cost basis, unrealized gains and fair market value of available-for-sale securities are set forth below (millions):

	December 31,
	2016	2015
Cost basis	$32	$63
Gross unrealized gain	23	22
Gross unrealized loss	(1)	—

Fair value	$54	$85

Gains and losses reclassified from Accumulated other comprehensive loss, net to Other loss, net in the Consolidated Statement of Operations are determined based on the specific identification method.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CME

Central European Media Enterprises Ltd. (“CME”) is a publicly-traded broadcasting company operating leading networks in six Central and Eastern European countries. As of December 31, 2016, the Company had an approximate 47% voting interest in CME’s common stock and an approximate 76% economic interest in CME on a diluted basis.

As of December 31, 2016, the Company owned 61.4 million shares of CME’s Class A common stock and 1 share of Series A convertible preferred stock, which is convertible into 11.2 million shares of CME’s Class A common stock and votes with the Class A common stock on an as-converted basis. The Company accounts for its investment in CME’s Class A common stock and Series A convertible preferred stock under the equity method of accounting. Although the book value of the Company’s equity method investment in CME has been reduced to zero through the recognition of equity method losses, the Company has continued to record equity method losses because it has guaranteed an aggregate amount of €955 million of CME’s obligations (as described below). The amount of such equity method losses at December 31, 2016 was $123 million and is presented in Other noncurrent liabilities on the Consolidated Balance Sheet. In addition, in connection with these guarantees, the Company recognized a liability at the inception of each respective arrangement based on the estimated fair value of the applicable guarantee. At December 31, 2016, the carrying value of liabilities associated with such guarantees was $183 million, which is also included in Other noncurrent liabilities on the Consolidated Balance Sheet.

As of December 31, 2016, the Company owned all of the outstanding shares of CME’s Series B convertible redeemable preferred shares, which are non-voting and may be converted into 105.2 million shares of CME’s Class A common stock at the Company’s option. The Series B convertible redeemable preferred shares accrete in value until June 24, 2018 at an annual rate of 3.75% compounded quarterly. The Company accounts for its investment in CME’s Series B convertible redeemable preferred shares under the cost method of accounting.

As of December 31, 2016, the Company held 101 million warrants each to purchase one share of CME Class A common stock. The warrants, which became exercisable in May 2016, have a four-year term that expires in May 2018, an exercise price of $1.00 per share and do not contain any voting rights. The warrants are carried at fair value in the Consolidated Balance Sheet, which at December 31, 2016, was $159 million.

CME Rights Offering and Related Transactions

On May 2, 2014, pursuant to a rights offering by CME, Time Warner acquired approximately 2.8 million units, each consisting of $100 principal amount of CME’s 15% senior secured notes due 2017 (the “Senior Secured Notes”) and 21 unit warrants, with each unit warrant entitling the Company to purchase one share of CME Class A common stock. In addition, Time Warner acquired 581,533 units in a private offering, and CME issued warrants to Time Warner to purchase an additional 30 million shares of Class A common stock. The Senior Secured Notes were repaid in April 2016 as more fully described below.

CME Revolving Credit Facility and Term Loan Provided by Time Warner

On May 2, 2014, Time Warner provided CME a $115 million revolving credit facility (the “CME Revolving Credit Facility”) and a $30 million term loan (the “TW Term Loan”), each with a maturity date of December 1, 2017. The TW Term Loan bore interest at a rate of 15.0% per annum, paid semi-annually either fully in cash or by adding such amount to the principal amount of the loan. The TW Term Loan was repaid in April 2016 as more fully described below.

On February 19, 2016, Time Warner and CME agreed to amend and restate the CME Revolving Credit Facility to reduce the size of the facility to $50 million as of January 1, 2018 and to extend its term from December 2017 to February 2021. Amounts outstanding under the CME Revolving Credit Facility bear interest at a rate based on CME’s net leverage. Beginning in April 2016, CME must pay a portion of the interest for each applicable quarterly interest period in cash and may, at CME’s option, pay the remainder in kind by adding such amount to the outstanding principal amount of the CME Revolving Credit Facility. The CME Revolving Credit Facility also contains a commitment fee on the average daily unused amount under the facility of 0.50% per annum. As of December 31, 2016, there were no amounts outstanding under the CME Revolving Credit Facility.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Time Warner Guarantees of CME Debt

On November 14, 2014, Time Warner and CME entered into an agreement pursuant to which Time Warner agreed to assist CME in refinancing $261 million aggregate principal amount of its Senior Convertible Notes due 2015 (“2015 Notes”) and €240 million aggregate principal amount of its Senior Notes due 2017 (“2017 Notes”). In connection with this agreement, CME entered into a credit agreement (the “2014 Credit Agreement”) with third-party financial institutions the same day for a €251 million senior unsecured term loan (the “2014 Term Loan”) that was funded in December 2014 and had a maturity date of November 1, 2017. Time Warner has guaranteed CME’s obligations under the 2014 Credit Agreement for a fee equal to 8.5% less the interest rate on the term loan. The fee is payable to Time Warner semi-annually in cash or in kind at CME’s option. CME used the proceeds of the term loan to redeem the 2017 Notes. CME also entered into unsecured interest rate hedge arrangements to protect against changes in the interest rate on the term loan during its term. Time Warner has also guaranteed CME’s obligations under the hedge arrangements. On February 19, 2016, CME entered into an amendment to extend the maturity of the 2014 Term Loan from November 1, 2017 to November 1, 2018.

On September 30, 2015, CME entered into a credit agreement (the “2015 Credit Agreement”) with third-party financial institutions for a €235 million senior unsecured term loan that was funded in November 2015 and matures on November 1, 2019. Time Warner has guaranteed CME’s obligations under the 2015 Credit Agreement for an annual fee equal to 8.5% less the interest rate on the term loan, to be paid to Time Warner semi-annually in cash or in kind at CME’s option. CME used the proceeds of the term loan to repay the $261 million aggregate principal amount of the 2015 Notes at maturity on November 15, 2015. As consideration for assisting CME in refinancing the 2015 Notes, Time Warner also earned a commitment fee of $9 million, which accrues interest at a rate of 8.5%. In November 2015, CME entered into unsecured interest rate hedge arrangements to protect against changes in the interest rate on the term loan during its term. Time Warner has guaranteed CME’s obligations under the hedge arrangements.

On February 19, 2016, CME Media Enterprises B.V. (“CME BV”), a subsidiary of CME, entered into a credit agreement (the “2016 Credit Agreement”) with third-party financial institutions for a €469 million senior unsecured term loan (the “2016 Term Loan”) that was funded in April 2016 and matures on February 19, 2021. Time Warner has guaranteed CME BV’s obligations under the 2016 Credit Agreement for a fee equal to a rate based on CME’s net leverage, which was 9% as of December 31, 2016, less the interest rate on the 2016 Term Loan, which was 1.78% as of December 31, 2016, to be paid to Time Warner semi-annually. CME BV must pay a portion of the fee in cash and may, at CME BV’s option, pay the remainder in cash or in kind. In April 2016, CME used cash on hand and the proceeds of the 2016 Term Loan to repay in their entirety both its Senior Secured Notes and the TW Term Loan. Time Warner received approximately $485 million in connection with CME’s repayment of the Senior Secured Notes and the TW Term Loan. As consideration for assisting CME in refinancing its debt due in 2017, Time Warner earned a fee equal to 1% of the aggregate principal amount of the 2016 Term Loan borrowed at funding. Prior to the funding, CME BV entered into unsecured interest rate hedge arrangements to protect against changes in the interest rate on the 2016 Term Loan during its term, and Time Warner has guaranteed CME BV’s obligations under such arrangements.

In connection with the transactions entered into on February 19, 2016, the Company recorded a pretax gain of $95 million in Investment gains (losses), net in the Consolidated Statement of Operations in the second quarter of 2016. Additionally, when recognizing CME’s results in the second quarter of 2016 under the equity method of accounting, the Company recorded a pretax charge of $150 million in Other loss, net in the Consolidated Statement of Operations related to the transactions entered into on February 19, 2016.

Pursuant to the terms of all of CME’s outstanding senior debt, a change of control of Time Warner provides the administrative agent and/or lenders of this debt the right to declare the debt immediately due and payable. If that were to occur, Time Warner would be obligated under the terms of its guarantees to pay the full amount of the debt, subject to reimbursement from CME on the scheduled maturity dates for the debt in 2018, 2019 and 2021.

Equity-Method Investments

At December 31, 2016, investments accounted for using the equity method included the Company’s investments in the Class A common stock and Series A convertible preferred stock of CME, HBO LAG (88% owned), Hulu, HYNTH and certain other ventures that are generally 20% to 50% owned.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cost-Method Investments

The Company’s cost-method investments include its investment in the Series B convertible redeemable preferred shares of CME as well as its investments in other early- to mid-stage non-public entities that are of strategic relevance to Time Warner’s businesses. The Company uses available qualitative and quantitative information to evaluate all cost-method investments for impairment at least quarterly.

Gain on Sale of Investments, Net

For the years ended December 31, 2016, 2015 and 2014, the Company recognized net gains of $86 million, $59 million, and $36 million, respectively. These gains related to miscellaneous investments sold during the year and have been reflected in Other loss, net in the Consolidated Statement of Operations.

Investment Writedowns

For the years ended December 31, 2016, 2015 and 2014, the Company incurred writedowns to reduce the carrying value of certain investments that experienced other-than-temporary impairments, as set forth below (millions):

	December 31,
	2016	2015	2014
Equity-method investments	$2	$2	$21
Cost-method investments	11	6	8
Available-for-sale securities	—	19	6

Total	$13	$27	$35

These amounts have been reflected in Other loss, net in the Consolidated Statement of Operations.

While Time Warner has recognized all declines that are believed to be other-than-temporary as of December 31, 2016, it is reasonably possible that individual investments in the Company’s portfolio may experience other-than-temporary declines in value in the future if the underlying investees experience adverse changes in their financial condition or poor operating results or if there is a significant decline in the market value of a debt or equity security held by the Company in relation to its cost basis.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.       FAIR VALUE MEASUREMENTS

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of December 31, 2016 and December 31, 2015, respectively (millions):

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Diversified equity securities (a)	$163	$—	$—	$163	$179	$—	$—	$179
Available-for-sale securities:
Equity securities	17	—	—	17	15	—	—	15
Debt securities	—	37	—	37	—	70	—	70
Derivatives:
Foreign exchange contracts	—	153	—	153	—	79	—	79
Other	—	—	161	161	—	—	180	180
Liabilities:
Derivatives:
Foreign exchange contracts	—	(9)	—	(9)	—	(2)	—	(2)
Other	—	—	—	—	—	—	(7)	(7)

Total	$180	$181	$161	$522	$194	$147	$173	$514

(a)	Consists of investments related to deferred compensation.

The Company primarily applies the market approach for valuing recurring fair value measurements. As of December 31, 2016 and 2015, assets valued using significant unobservable inputs (Level 3) primarily related to warrants to purchase shares of Class A common stock of CME valued at $159 million and $179 million, respectively. The Company estimates the fair value of these warrants using a Monte Carlo Simulation model. Significant unobservable inputs used in the fair value measurement at December 31, 2016 are an expected term of 0.82 years and an expected volatility of approximately 54%. As of December 31, 2016 and 2015, the other Level 3 assets consisted of equity instruments held by employees of a former subsidiary of the Company. As of December 31, 2015, Level 3 liabilities consisted of liabilities for contingent consideration and options to redeem securities.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reconciles the beginning and ending balances of net derivative assets and liabilities classified as Level 3 and identifies the total gains (losses) the Company recognized during the year ended December 31, 2016 and 2015 on such assets and liabilities that were included in the Consolidated Balance Sheet as of December 31, 2016 and 2015 (millions):

	December 31,
	2016	2015
Balance as of the beginning of the period	$173	$241
Total gains (losses), net:
Included in operating income	2	(1)
Included in other loss, net	(19)	(65)
Included in other comprehensive income (loss)	—	—
Purchases	—	—
Settlements	5	(2)
Issuances	—	—
Transfers in and/or out of Level 3	—	—

Balance as of the end of the period	$161	$173

Net loss for the period included in net income related to assets and liabilities still held as of the end of the period	$(19)	$(66)

Other Financial Instruments

The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at December 31, 2016, the fair value of Time Warner’s public debt exceeded its carrying value by approximately $2.238 billion and, based on interest rates prevailing at December 31, 2015, the fair value of Time Warner’s public debt exceeded its carrying value by approximately $2.490 billion. The fair value of Time Warner’s public debt is considered a Level 2 measurement as it is based on observable market inputs such as current interest rates and, where available, actual sales transactions. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt is retired prior to its maturity. See Note 9 for a discussion of the Company’s debt tender offers.

Information as of December 31, 2016 about the Company’s investments in CME that are not required to be carried at fair value on a recurring basis is as follows (millions):

	Carrying Value	Fair Value	Fair Value Hierarchy
Class A common stock (a)	$—	$185	Level 1
Series B convertible redeemable preferred shares	—	268	Level 2

(a)	Includes 1 share of Series A convertible preferred stock.

The fair values of the Company’s investments in CME’s Class A common stock (including Series A convertible preferred stock) and Series B convertible redeemable preferred shares are primarily determined by reference to the December 31, 2016 closing price of CME’s common stock.

The carrying value for the majority of the Company’s other financial instruments approximates fair value due to the short-term nature of the financial instruments or because the financial instruments are of a longer-term nature and are recorded on a discounted basis.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

During the year ended December 31, 2016, the Company performed an impairment review of a broadcast license at an international subsidiary of Turner. As a result, the Company recorded a noncash impairment of $25 million to write down the value of the asset to $10 million. During the year ended December 31, 2015 the Company performed an impairment review of certain intangible assets at an international subsidiary of Turner. As a result, the Company recorded a noncash impairment of $1 million to completely write off the value of these assets. The resulting fair value measurements were considered to be Level 3 measurements and were determined using a DCF methodology with assumptions for cash flows associated with the use and eventual disposition of the assets.

During the years ended December 31, 2016 and December 31, 2015, the Company also performed fair value measurements related to certain theatrical films and television programs. In determining the fair value of its theatrical films, the Company employs a DCF methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros.) plus a risk premium representing the risk associated with producing a particular theatrical film. The fair value of any theatrical films and television programs that management plans to abandon is zero. Because the primary determination of fair value is made using a DCF model, the resulting fair value is considered a Level 3 measurement. The following table presents certain theatrical film and television production costs, which were recorded as inventory in the Consolidated Balance Sheet, that were written down to fair value (millions):

	Carrying value before write down	Carrying value after write down
Fair value measurements made during the year ended December 31,:
2016	$285	$128
2015	419	215

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.       INVENTORIES AND THEATRICAL FILM AND TELEVISION PRODUCTION COSTS

Inventories and theatrical film and television production costs consist of (millions):

	December 31,
	2016	2015
Inventories:
Programming costs, less amortization (a)	$3,625	$3,067
Other inventory, primarily DVDs and Blu-ray Discs	184	263

Total inventories	3,809	3,330
Less current portion of inventory	(2,062)	(1,753)

Total noncurrent inventories	1,747	1,577

Theatrical film production costs: (b)
Released, less amortization	818	570
Completed and not released	460	374
In production	1,286	1,612
Development and pre-production	133	123
Television production costs: (b)
Released, less amortization	1,618	1,301
Completed and not released	841	872
In production	995	1,158
Development and pre-production	18	13

Total theatrical film and television production costs	6,169	6,023

Total noncurrent inventories and theatrical film and television production costs	$7,916	$7,600

(a)	Includes the costs of certain programming rights, primarily sports, for which payments have been made prior to the related rights being received.
(b)

Does not include $518 million and $656 million of acquired film library intangible assets as of December 31, 2016 and December 31, 2015, respectively, which are included in Intangible assets subject to amortization, net in the Consolidated Balance Sheet.

Approximately 93% of unamortized film costs for released theatrical and television content are expected to be amortized within three years from December 31, 2016. In addition, approximately $2.5 billion or 67% of the film costs of released and completed and not released theatrical and television product are expected to be amortized during the twelve-month period ending December 31, 2017.

8.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company also enters into derivative contracts that economically hedge certain of its foreign currency risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. These economic hedges are used primarily to offset the change in certain foreign-currency-denominated intercompany debt due to changes in the underlying foreign exchange rates.

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

Net gains and losses from hedging activities recognized in the Consolidated Statement of Operations were as follows (millions):

	Year Ended December 31,
	2016	2015	2014
Gains (losses) recognized in:
Cost of revenues	$81	$127	$54
Selling, general and administrative	14	21	5
Other loss, net	(34)	(26)	—

Amounts included in Other loss, net include the impact of forward points and option premiums, which are excluded from the assessment of hedge effectiveness. Other amounts included in Other loss, net relate to hedge of foreign-currency-denominated debt and hedge ineffectiveness, which are not material.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions and has entered into collateral agreements with these counterparties to further protect the Company in the event of deterioration of the credit quality of such counterparties on outstanding transactions. Additionally, netting provisions are included in agreements in situations where the Company executes multiple contracts with the same counterparty. For such foreign exchange contracts, the Company offsets the fair values of the amounts owed to or due from the same counterparty and classifies the net amount as a net asset or net liability within Prepaid expenses and other current assets or Accounts payable and accrued liabilities, respectively, in the Consolidated Balance Sheet. The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to Time Warner’s use of foreign currency derivatives at December 31, 2016 and December 31, 2015 (millions):

	December 31,
	2016 (a)	2015 (b)
Prepaid expenses and other current assets	$153	$79
Accounts payable and accrued liabilities	(9)	(2)

(a)

Includes $297 million ($272 million of qualifying hedges and $25 million of economic hedges) and $153 million ($141 million of qualifying hedges and $12 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

(b)

Includes $198 million ($194 million of qualifying hedges and $4 million of economic hedges) and $121 million ($116 million of qualifying hedges and $5 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

At December 31, 2016 and December 31, 2015, $46 million and $29 million of gains, respectively, related to cash flow hedges are recorded in Accumulated other comprehensive loss, net and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in Accumulated other comprehensive loss, net at December 31, 2016 and December 31, 2015 are net losses of $3 million and $9 million, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

At December 31, 2016, the carrying amount of the Company’s €700 million aggregate principal amount of debt due 2023 is designated as a hedge of the variability in the Company’s Euro-denominated net investments. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within Accumulated other comprehensive loss, net in the Consolidated Balance Sheet. For the years ended December 31, 2016 and 2015, such amounts totaled $39 million of gains and $1 million of gains, respectively. See Note 9 for more information.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.       LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The Company’s long-term debt and other financing arrangements consist of revolving bank credit facilities, a commercial paper program, fixed-rate public debt and other obligations. The principal amounts of long-term debt adjusted for premiums, discounts and issuance costs consist of (millions):

	December 31,
	2016	2015
Fixed-rate public debt	$22,715	$23,572
Revolving credit facilities and commercial paper program	1,394	—
Other obligations	230	220

Subtotal	24,339	23,792
Debt due within one year	(1,947)	(198)

Total long-term debt	$22,392	$23,594

The Company’s unused committed capacity as of December 31, 2016 was $5.162 billion, including $1.539 billion of Cash and equivalents. At December 31, 2016, there were no borrowings outstanding under the Revolving Credit Facilities, as defined below, and $1.394 billion of commercial paper was outstanding under the commercial paper program. The Revolving Credit Facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted-average interest rate on Time Warner’s total debt was 4.97% and 5.65% at December 31, 2016 and 2015, respectively.

Revolving Credit Facilities and Commercial Paper Program

Revolving Credit Facilities

On December 16, 2016, Time Warner amended its $5.0 billion of senior unsecured credit facilities (the “Revolving Credit Facilities”), which consist of two $2.5 billion revolving credit facilities, to extend the maturity dates of both facilities from December 18, 2020 to December 18, 2021 and eliminate the swingline loan subfacility included in one of its facilities.

The permitted borrowers under the Revolving Credit Facilities are Time Warner and Time Warner International Finance Limited (“TWIFL” and, together with Time Warner, the “Borrowers”). The interest rate on borrowings and facility fees under the Revolving Credit Facilities are the same for both revolving credit facilities and are based on the credit rating for Time Warner’s senior unsecured long-term debt. Based on the credit rating as of December 31, 2016, the interest rate on borrowings under the Revolving Credit Facilities would be LIBOR plus 1.10% per annum and the facility fee was 0.15% per annum.

The Revolving Credit Facilities provide same-day funding and multi-currency capability, and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The covenants in the Revolving Credit Facilities include a maximum consolidated leverage ratio covenant of 4.5 times the consolidated EBITDA, as defined in the Revolving Credit Facilities, of Time Warner, but exclude any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in Time Warner’s financial condition or results of operations. The terms and related financial metrics associated with the leverage ratio are defined in the Revolving Credit Facilities. At December 31, 2016, the Company was in compliance with the leverage covenant, with a consolidated leverage ratio of approximately 2.85 times. Borrowings under the Revolving Credit Facilities may be used for general corporate purposes, and unused credit is available to support borrowings by Time Warner under its commercial paper program. The Revolving Credit Facilities also contain certain events of default customary for credit facilities of this type (with customary grace periods, as applicable). The Borrowers may from time to time, so long as no default or event of default has occurred and is continuing, increase the commitments under either or both of the Revolving Credit Facilities by up to $500 million per facility by adding new commitments or increasing the commitments of willing lenders. The

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

obligations of each of the Borrowers under the Revolving Credit Facilities are directly or indirectly guaranteed, on an unsecured basis, by Historic TW Inc. (“Historic TW”), Home Box Office and Turner. The obligations of TWIFL under the Revolving Credit Facilities are also guaranteed by Time Warner.

Commercial Paper Program

The Company has a commercial paper program, which was established on February 16, 2011 on a private placement basis, under which Time Warner may issue unsecured commercial paper notes up to a maximum aggregate amount not to exceed the unused committed capacity under the $5.0 billion Revolving Credit Facilities, which support the commercial paper program. Unsecured commercial paper notes issued by the Company typically mature in less than 90 days. Proceeds from the commercial paper program may be used for general corporate purposes. The obligations of the Company under the commercial paper program are directly or indirectly guaranteed, on an unsecured basis, by Historic TW, Home Box Office and Turner. As of December 31, 2016, the Company had $1.394 billion of commercial paper outstanding, which is supported by the Revolving Credit Facilities.

Public Debt

Time Warner and one of its subsidiaries have various public debt issuances outstanding. At issuance, the maturities of these outstanding series of debt ranged from five to 40 years and the interest rates on debt with fixed interest rates ranged from 1.95% to 9.15%. At December 31, 2016 and 2015, the weighted average interest rate on the Company’s outstanding fixed-rate public debt was 5.23% and 5.67%, respectively. At December 31, 2016, the Company’s fixed-rate public debt had maturities ranging from 2017 to 2045.

Debt Offerings

On May 10, 2016, Time Warner issued $800 million aggregate principal amount of 2.95% Notes due 2026 under a shelf registration statement. The net proceeds to the Company from the debt offering were $785 million, after deducting underwriting discounts and offering expenses. On December 8, 2016, Time Warner issued $1.5 billion aggregate principal amount of 3.80% Notes due 2027 under a shelf registration statement. The net proceeds to the Company from the debt offering were $1.487 billion, after deducting underwriting discounts and offering expenses. All of the notes issued are guaranteed, on an unsecured basis, by Historic TW. In addition, Turner and Home Box Office guarantee, on an unsecured basis, Historic TW’s guarantee of the notes.

Debt Tender Offers

On December 14, 2016, Time Warner purchased through cash tender offers $3.0 billion aggregate principal amount of its outstanding debt from the following series: 7.700% Debentures due 2032, 7.625% Debentures due 2031, 6.500% Debentures due 2036 and 6.625% Debentures due 2029, each of which continues to have amounts outstanding. The premiums paid and costs incurred in connection with this purchase were $1.008 billion for the year ended December 31, 2016 and were recorded in Other loss, net in the Consolidated Statement of Operations.

Maturities of Public Debt

The Company’s public debt matures as follows (millions):

	2017	2018	2019	2020	2021	Thereafter
Debt	$500	$600	$650	$1,400	$2,000	$17,767

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The interest rate on borrowings under the Revolving Credit Facilities and the facility fee are based in part on the Company’s credit ratings. Therefore, if the Company’s credit ratings are lowered, the cost of maintaining the Revolving Credit Facilities and the cost of borrowing increase and, conversely, if the ratings improve, such costs decrease. As of December 31, 2016, the Company’s investment grade debt ratings were as follows: Fitch BBB+, Moody’s Baa2, and S&P BBB.

As of December 31, 2016, the Company was in compliance with all covenants in the Credit Agreement and its public debt indentures. The Company does not anticipate that it will have any difficulty in the foreseeable future complying with the covenants in its Credit Agreement or public debt indentures.

Other Obligations

Other long-term debt obligations consist of capital lease and other obligations, including committed financings by subsidiaries under local bank credit agreements. At December 31, 2016 and 2015, the weighted average interest rate for other long-term debt obligations was 3.18% and 3.32%, respectively. Other long-term debt obligations of $125 million mature in 2018.

Capital Leases

The Company has entered into various leases primarily related to network equipment that qualify as capital lease obligations. As a result, the present value of the remaining future minimum lease payments is recorded as a capitalized lease asset and related capital lease obligation in the Consolidated Balance Sheet. Assets recorded under capital lease obligations totaled $118 million and $125 million as of December 31, 2016 and 2015, respectively. Related accumulated amortization totaled $64 million and $81 million as of December 31, 2016 and 2015, respectively.

Future minimum capital lease payments at December 31, 2016 are as follows (millions):

2017	$16
2018	16
2019	14
2020	11
2021	5
Thereafter	6

Total	68
Amount representing interest	(7)

Present value of minimum lease payments	61
Current portion	(14)

Total long-term portion	$47

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.    INCOME TAXES

Domestic and foreign income before income taxes and discontinued operations are as follows (millions):

	Year Ended December 31,
	2016	2015	2014
Domestic	$4,356	$4,733	$4,296
Foreign	839	713	383

Total	$5,195	$5,446	$4,679

Current and Deferred income taxes (tax benefits) provided on Income from continuing operations are as follows (millions):

	Year Ended December 31,
	2016	2015	2014
Federal:
Current	$693	$844	$128
Deferred	216	349	152
Foreign:
Current (a)	342	337	466
Deferred	(2)	(29)	—
State and Local:
Current	10	142	25
Deferred	22	8	14

Total (b)	$1,281	$1,651	$785

(a)	Includes foreign withholding taxes of $264 million in 2016, $236 million in 2015 and $279 million in 2014.
(b)	Excludes excess tax benefits from equity awards allocated directly to contributed capital of $88 million in 2016, $151 million in 2015, and $179 million in 2014.

The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below (millions):

	Year Ended December 31,
	2016	2015	2014
Taxes on income at U.S. federal statutory rate	$1,818	$1,906	$1,638
State and local taxes, net of federal tax effects	56	68	64
Domestic production activities deduction	(141)	(101)	(114)
Foreign rate differential	(176)	(129)	(20)
Federal tax settlement	—	—	(687)
Valuation allowances	33	(29)	(226)
Change in tax method of accounting for film and TV cost amortization	(224)	—	—
Other	(85)	(64)	130

Total	1,281	1,651	785

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Significant components of Time Warner’s net deferred tax liabilities are as follows (millions):

	December 31,
	2016	2015
Deferred tax assets:
Tax attribute carryforwards (a)	$435	$299
Receivable allowances and return reserves	164	158
Royalties, participations and residuals	344	457
Equity-based compensation	188	188
Other	1,473	1,358
Valuation allowances (a)	(463)	(233)

Total deferred tax assets	$2,141	$2,227

Deferred tax liabilities:
Assets acquired in business combinations	$2,752	$2,817
Unbilled television receivables	1,086	1,117
Depreciation	216	235
Other	640	378

Total deferred tax liabilities	4,694	4,547

Net deferred tax liability	$2,553	$2,320

(a)

The Company has recorded valuation allowances for certain tax attribute carryforwards and other deferred tax assets due to uncertainty that exists regarding future realizability. The tax attribute carryforwards consist of $97 million of tax credits, $74 million of capital losses and $264 million of net operating losses that expire in varying amounts from 2017 through 2036. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be recognized in the Consolidated Statement of Operations.

U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $1.6 billion at December 31, 2016. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

For accounting purposes, the Company records equity-based compensation expense and a related deferred tax asset for the future tax deductions it may receive. For income tax purposes, the Company receives a tax deduction equal to the stock price on the date that an RSU (or PSU) vests or the excess of the stock price over the exercise price of an option upon exercise. The deferred tax asset consists of amounts relating to individual unvested and/or unexercised equity-based compensation awards; accordingly, deferred tax assets related to certain equity awards may currently be in excess of the tax benefit ultimately received. The applicable accounting rules require that the deferred tax asset related to an equity-based compensation award be reduced only at the time the award vests (in the case of an RSU or PSU), is exercised (in the case of a stock option) or otherwise expires or is canceled. This reduction is recorded as an adjustment to Additional paid-in capital (“APIC”), to the extent that the realization of excess tax deductions on prior equity-based compensation awards were recorded directly to APIC. The cumulative amount of such excess tax deductions is referred to as the Company’s “APIC Pool.” Any shortfall balance recognized in excess of the Company’s APIC Pool is charged to Income tax provision in the Consolidated Statement of Operations. The Company’s APIC Pool was sufficient to absorb any shortfalls such that no shortfalls were charged to the Income tax provision during the years ended December 31, 2016, 2015 and 2014. See Note 1 for a discussion of accounting guidance for share-based payments that became effective January 1, 2017.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, from January 1 through December 31 are set forth below (millions):

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$1,330	$1,327	$2,169
Additions for prior year tax positions	154	61	87
Additions for current year tax positions	81	62	69
Reductions for prior year tax positions	(203)	(75)	(968)
Settlements	(29)	(40)	(8)
Lapses in statute of limitations	(8)	(5)	(22)

Ending balance	$1,325	$1,330	$1,327

Should the Company’s position with respect to these uncertain tax positions be upheld, the significant majority of the effect would be recorded in the Consolidated Statement of Operations as part of the Income tax provision.

During the year ended December 31, 2016, the Company recorded an increase to interest reserves in the Consolidated Statement of Operations of approximately $58 million and made interest payments in connection with settlements reached during 2016 of approximately $17 million. During the year ended December 31, 2015, the Company recorded an increase to interest reserves in the Consolidated Statement of Operations of approximately $55 million and made interest payments in connection with settlements reached during 2015 of approximately $19 million. The amount accrued for interest and penalties as of December 31, 2016 and 2015 was $423 million and $382 million, respectively. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.

In the Company’s judgment, uncertainties related to certain tax matters are reasonably possible of being resolved during the next twelve months. The effect of the resolutions of these matters, a portion of which could vary based on the final terms and timing of actual settlements with taxing authorities, is estimated to be a reduction of recorded unrecognized tax benefits ranging from $0 to $270 million, which would lower the Company’s effective tax rate. The Company does not otherwise currently anticipate that its reserves related to uncertain income tax positions as of December 31, 2016 will significantly increase or decrease during the twelve-month period ended December 31, 2017; however, various events could cause the Company’s current expectations to change in the future.

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

The Company and its subsidiaries file income tax returns in the U.S. and various state and local and foreign jurisdictions. The IRS is currently conducting an examination of the Company’s U.S. income tax returns for the 2008 through 2014 period.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2016, the tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. federal	2005 through 2016
California	2010 through 2016
New York State	2012 through 2016
New York City	2012 through 2016

11.    SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

For the years ended December 31, 2016, 2015 and 2014, the number of shares repurchased pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and their cost are as follows (millions):

	Shares Repurchased	Cost of Shares
2016	31	$2,307
2015	45	$3,600
2014	77	$5,500

In January 2016, Time Warner’s Board of Directors authorized up to $5.0 billion of share repurchases beginning January 1, 2016, including amounts available under the Company’s prior stock repurchase program at December 31, 2015. Purchases under the stock repurchase program may be made on the open market or in privately negotiated transactions, with the size and timing of these purchases based on a number of factors, including price and business and market conditions. In connection with entering into the Merger Agreement, the Company discontinued share repurchases under the stock repurchase program.

Shares Authorized and Outstanding

At December 31, 2016, shareholders’ equity of Time Warner included 772 million shares of common stock (net of 880 million shares of common stock held in treasury). As of December 31, 2016, Time Warner is authorized to issue up to 750 million shares of preferred stock, up to 8.33 billion shares of common stock and up to 600 million shares of additional series of common stock. At December 31, 2015, shareholders’ equity of Time Warner included 795 million shares of common stock (net of 857 million shares of common stock held in treasury).

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following summary sets forth the activity within Other comprehensive income (loss) (millions):

	Pretax	Tax (provision) benefit	Net of tax
Year ended December 31, 2014
Unrealized losses on foreign currency translation	$(243)	$15	$(228)
Unrealized losses on securities	(6)	2	(4)
Reclassification adjustment for gains on securities realized in net income (a)	(16)	6	(10)
Unrealized losses on benefit obligation	(282)	95	(187)
Reclassification adjustment for losses on benefit obligation realized in net income (b)	30	(11)	19
Unrealized gains on derivative financial instruments	13	(5)	8
Reclassification adjustment for derivative financial instrument gains realized in net income (d)	(22)	8	(14)

Other comprehensive loss	$(526)	$110	$(416)

Year ended December 31, 2015
Unrealized losses on foreign currency translation	$(319)	$30	$(289)
Reclassification adjustment for losses on foreign currency translation realized in net income (c)	5	—	5
Unrealized gains on securities	1	—	1
Unrealized losses on benefit obligation	(37)	11	(26)
Reclassification adjustment for losses on benefit obligation realized in net income (b)	33	(11)	22
Unrealized gains on derivative financial instruments	137	(49)	88
Reclassification adjustment for derivative financial instrument gains realized in net income (d)	(130)	47	(83)

Other comprehensive loss	$(310)	$28	$(282)

Year ended December 31, 2016
Unrealized losses on foreign currency translation	$(122)	$1	$(121)
Unrealized losses on benefit obligation	(39)	18	(21)
Reclassification adjustment for losses on benefit obligation realized in net income (b)	104	(37)	67
Unrealized gains on derivative financial instruments	91	(33)	58
Reclassification adjustment for derivative financial instrument gains realized in net income (d)	(74)	27	(47)

Other comprehensive loss	$(40)	$(24)	$(64)

(a)	Pretax (gains) losses are included in Other loss, net.
(b)

Pretax (gains) losses are included in Selling, general and administrative expenses, with the exception of a $46 million loss that is included in Discontinued operations, net of tax for the year ended December 31, 2016.

(c)	Pretax (gains) losses are included in Gain (loss) on operating assets, net.
(d)	Pretax (gains) losses are included in Selling, general and administrative expenses, Costs of revenues and Other loss, net are as follows (millions):

	Year Ended December 31,
	2016	2015	2014
Selling, general and administrative expenses	$2	$(21)	$(5)
Costs of revenues	(64)	(104)	(18)
Other loss, net	(12)	(5)	1

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following summary sets forth the components of Accumulated other comprehensive loss, net of tax (millions):

	December 31,
	2016	2015
Foreign currency translation losses	$(704)	$(583)
Net unrealized gains on securities	13	13
Net derivative financial instruments gains	28	17
Net unfunded/underfunded benefit obligation	(847)	(893)

Accumulated other comprehensive loss, net	$(1,510)	$(1,446)

12.	INCOME PER COMMON SHARE

Set forth below is a reconciliation of Basic and Diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders (millions, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Income from continuing operations attributable to Time Warner Inc. shareholders	$3,915	$3,796	$3,894
Income allocated to participating securities	(11)	(11)	(14)

Income from continuing operations attributable to Time Warner Inc. common shareholders — basic	$3,904	$3,785	$3,880

Average basic common shares outstanding	780.8	814.9	863.3
Dilutive effect of equity awards	11.5	14.6	19.3

Average diluted common shares outstanding	792.3	829.5	882.6

Antidilutive common share equivalents excluded from computation	5.0	5.0	1.0

Income per common share from continuing operations attributable to Time Warner Inc. common shareholders:
Basic	$5.00	$4.64	$4.49
Diluted	$4.94	$4.58	$4.41

13.	EQUITY-BASED COMPENSATION

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In connection with entering into the Merger Agreement, the Company has granted special retention restricted stock units (“Special Retention RSUs”) to certain employees of Time Warner and its divisions, including all executive officers of Time Warner. Half of the Special Retention RSUs will vest 25% per year on each of the first four anniversaries of February 15, 2017, and the remaining half will vest 25% per year on each of the first four anniversaries of February 15, 2018. Pursuant to the Special Retention RSU agreements, vesting as a result of retirement is not permitted unless the employee retires after the merger has closed. In addition, the awards do not accelerate automatically following the closing of the merger. Instead, the employee must remain employed following the closing, and the awards will vest only upon the scheduled vesting date or upon termination of employment under certain circumstances, such as termination without cause, for good reason or due to retirement.

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

Upon the (i) exercise of a stock option, (ii) vesting of an RSU or (iii) vesting of a PSU, shares of Time Warner common stock may be issued either from authorized but unissued shares or from treasury stock.

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

Stock Options

The table below summarizes the weighted-average assumptions used to value stock options at their grant date and the weighted-average grant date fair value per share:

	Year Ended December 31,
	2016	2015	2014
Expected volatility	26.0%	25.0%	26.6%
Expected term to exercise from grant date	6.20 years	5.80 years	5.85 years
Risk-free rate	1.5%	1.8%	1.9%
Expected dividend yield	2.6%	1.7%	1.7%
Weighted average grant date fair value per option	$12.26	$18.16	$16.94

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes information about stock options outstanding as of December 31, 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(thousands)		(in years)	(thousands)
Outstanding as of December 31, 2015	27,742	$42.98
Granted	2,263	62.45
Exercised	(5,317)	32.38
Forfeited or expired	(121)	41.81

Outstanding as of December 31, 2016	24,567	47.07	4.87	$1,216,194

Exercisable as of December 31, 2016	18,042	37.63	3.64	$1,063,245

As of December 31, 2016, the number, weighted-average exercise price, aggregate intrinsic value and weighted-average remaining contractual term of the aggregate Time Warner stock options that either had vested or are expected to vest approximate the corresponding amounts for options outstanding. As of December 31, 2016, approximately 14 million shares of Time Warner common stock were available for future grants of stock options under the Company’s equity plan.

The following table summarizes information about stock options exercised (millions):

	Year Ended December 31,
	2016	2015	2014
Total intrinsic value	$237	$270	$402
Cash received	172	165	338
Tax benefits realized	83	96	143

Restricted Stock Units and Target Performance Stock Units

The following table sets forth the weighted-average grant date fair value of RSUs and target PSUs. For PSUs, the service inception date precedes the grant date and requires the Company to apply mark-to-market accounting that is reflected in the grant date fair values presented:

	Year Ended December 31,
	2016	2015	2014
RSUs	$ 78.63	$83.52	$65.56
PSUs	112.55	107.63	96.53

The following table summarizes information about unvested RSUs and target PSUs as of December 31, 2016:

	Number of Shares/Units	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
	(thousands)		(thousands)
Unvested as of December 31, 2015	8,020	$59.58
Granted (a)	8,547	79.20
Vested	(4,354)	53.92
Forfeited	(164)	67.90

Unvested as of December 31, 2016	12,049	76.56	$1,163,090

(a)	Includes 8.2 million RSUs and 0.2 million target PSUs granted during 2016 and a payout adjustment of 0.2 million PSUs due to the actual performance level achieved for PSUs that vested during 2016.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the total intrinsic value of RSUs and target PSUs that vested during the following years (millions):

	Year Ended December 31,
	2016	2015	2014
RSUs	$247	$384	$366
PSUs	28	30	17

Equity-Based Compensation Expense

The impact on Operating income for equity-based compensation awards is as follows (millions):

	Year Ended December 31,
	2016	2015	2014
Stock options	$42	$39	$26
RSUs and PSUs	235	143	193

Total impact on operating income	$277	$182	$219

Tax benefit recognized	$97	$64	$76

Total unrecognized compensation cost related to unvested Time Warner stock option awards as of December 31, 2016, without taking into account expected forfeitures, is $53 million and is expected to be recognized over a weighted-average period between 1 and 2 years. Total unrecognized compensation cost related to unvested RSUs and target PSUs as of December 31, 2016, without taking into account expected forfeitures, is $621 million and is expected to be recognized over a weighted-average period between 1 and 2 years.

14.    BENEFIT PLANS

Time Warner Pension Plan Amendment

On August 1, 2016, the Time Warner Pension Plan was amended to provide a window for a one-time lump sum payment for eligible vested participants who (i) had terminated employment as of May 31, 2016, (ii) had not yet commenced payment of their benefits as of May 31, 2016, (iii) are not otherwise eligible for an immediate lump sum payment of their benefits and (iv) have benefits with a present value of less than $50,000. Eligible participants had the opportunity to elect, during the period beginning on August 16, 2016 and ending on October 7, 2016, to receive their benefits in the form of an immediate lump sum payment. Certain annuity options were also available. Payments to those eligible participants who elected to receive their benefit under the window program were made or commenced in December 2016.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Defined Benefit Pension Plans

A summary of activity for substantially all of Time Warner’s domestic and international defined benefit pension plans is as follows:

Benefit Obligation (millions)

	December 31,
	2016	2015
Change in benefit obligation:
Projected benefit obligation, beginning of year	$3,439	$3,694
Service cost	4	4
Interest cost	145	147
Actuarial gain	(169)	(204)
Benefits paid	(274)	(177)
Curtailments	—	(1)
Remeasurement	407	—
Foreign currency exchange rates	(87)	(24)

Projected benefit obligation, end of year	$3,465	$3,439

Accumulated benefit obligation, end of year	$3,433	$3,405

Plan Assets (millions)

	December 31,
	2016	2015
Change in plan assets:
Fair value of plan assets, beginning of year	$2,698	$2,932
Actual return on plan assets	345	(84)
Employer contributions	74	49
Benefits paid	(274)	(177)
Foreign currency exchange rates	(105)	(22)

Fair value of plan assets, end of year	$2,738	$2,698

As of December 31, 2016 and December 31, 2015, the funded status for substantially all of Time Warner’s domestic and international defined benefit pension plans recognized in the Consolidated Balance Sheet reflected a net liability position of $727 million and $741 million, respectively, primarily consisting of noncurrent liabilities of $837 million and $798 million, respectively. As of December 31, 2016 and December 31, 2015, amounts included in Accumulated other comprehensive loss, net were $1.335 billion and $1.402 billion, respectively, primarily consisting of net actuarial losses.

Certain defined benefit pension plans have projected benefit obligations and accumulated benefit obligations in excess of their plan assets. These plans are primarily unfunded. As of December 31, 2016 and December 31, 2015, the projected benefit obligations for unfunded plans were $414 million and $417 million, respectively, and the accumulated benefit obligations for unfunded plans were $407 million and $410 million, respectively. In addition, as of December 31, 2016, the projected benefit obligation and accumulated benefit obligation for certain funded plans exceeded the fair value of their assets by $457 million and $455 million, respectively.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Components of Net Periodic Benefit Costs from Continuing Operations (millions)

	December 31,
	2016	2015	2014
Service cost (a)	$4	$4	$3
Interest cost	66	83	91
Expected return on plan assets	(64)	(90)	(95)
Amortization of prior service cost	1	1	1
Amortization of net loss	14	17	14
Settlements	24	—	—

Net periodic benefit costs (b)	$45	$15	$14

(a)	Amounts relate to various international benefit plans.
(b)

Excludes net periodic benefit costs related to discontinued operations of $12 million, $5 million and $3 million during the years ended December 31, 2016, 2015 and 2014, respectively, primarily related to employees and former employees of Time Inc. These amounts have been reflected in Other loss, net in the Consolidated Statement of Operations. In addition, net periodic benefit costs for the year ended December 31, 2016 also excludes $46 million of pension settlement charges related to businesses the Company previously disposed of. These amounts have been reflected in Discontinued Operations, net of tax, in the Consolidated Statement of Operations.

Assumptions

Weighted-average assumptions used to determine benefit obligations and net periodic benefit costs for the years ended December 31:

	Benefit Obligations			Net Periodic Benefit Costs
	2016	2015	2014	2016	2015	2014
Discount rate	3.96%	4.59%	4.10%	4.30%	4.10%	4.89%
Rate of compensation increase	5.62%	5.45%	5.34%	5.45%	5.35%	5.59%
Expected long-term return on plan assets	n/a	n/a	n/a	5.91%	5.84%	6.01%

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value of Plan Assets

The following table sets forth by level, within the fair value hierarchy described in Note 6, the assets and liabilities held by the Company’s defined benefit pension plans, including those assets related to The CW sub-plan, which were approximately $20 million and $18 million, respectively, as of December 31, 2016 and December 31, 2015 (millions):

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents (a)	$142	$—	$—	$142	$81	$—	$—	$81
Insurance contracts	—	15	—	15	—	15	—	15
Common stocks	165	—	—	165	148	—	—	148
Fixed income securities:
U.S. government and agency securities (a)	200	62	—	262	191	67	—	258
Non-U.S. government and agency securities	250	—	—	250	106	—	—	106
Other fixed income securities (b)	—	952	—	952	—	1,147	—	1,147
Other investments (c)	156	68	—	224	138	20	—	158
Liabilities:
Derivatives	—	(19)	—	(19)	—	(41)	—	(41)

Total (d)	$913	$1,078	$—	$1,991	$664	$1,208	$—	$1,872

(a)

As of December 31, 2016, cash and cash equivalents include $17 million of cash collateral for securities on loan, and U.S. government and agency securities include $66 million of securities collateral for securities on loan. As of December 31, 2015, cash and cash equivalents include $10 million of cash collateral for securities on loan, and U.S. government and agency securities include $59 million of securities collateral for securities on loan.

(b)	Other fixed income securities primarily include investment grade corporate bonds.
(c)	Other investments primarily include derivative contracts, exchange-traded funds and mutual funds.
(d)

At December 31, 2016 and December 31, 2015, total assets include $81 million and $67 million, respectively, of securities on loan. Certain investments that are measured at fair value using the net asset value (“NAV”) per share as a practical expedient have not been categorized in the fair value table above and are as follows (millions):

	December 31,
Asset Category	2016	2015
Pooled investments (e)	231	357
Commingled trust funds	610	469
Other investments (f)	56	67

Total	$897	$893

(e)	Pooled investments primarily consist of interests in unitized investment pools which consist of equity and fixed income securities and investments in hedge funds.
(f)	Other investments include limited partnerships, 103-12 investments and hedge funds.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below sets forth a summary of changes in the fair value of the defined benefit pension plans’ Level 3 assets for the year ended December 31, 2015 (millions):

Balance at beginning of period	$32
Actual return on plan assets and liabilities:
Relating to securities still held at end of period	(6)
Relating to securities disposed of during the period	(5)
Purchases	—
Sales	—
Settlements	(53)
Transfers in and/or out of Level 3	32

Balance at end of period	$—

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

Under the Company’s investment policy, the asset allocation target for the funded domestic defined benefit pension plan is approximately 40% equity investments and 60% fixed income investments. As and when funded status and market conditions permit, the Company intends to move 5% of the fixed income investments to equity investments comprised of growth assets for each 5% decline in the funding level until the fixed income investment allocation reaches a minimum of 50% of the plan’s assets. In addition, should funding improve over time, 5% of the growth assets would be moved to fixed income investments for every 5% increase in funding level toward a target of approximately 20% equity investments and 80% fixed income investments to further minimize funded status volatility. The plan’s growth assets will be further diversified over time to include real estate funds that invest in high quality properties with a small degree of leverage. Target asset allocations for the international defined benefit pension plans as of December 31, 2016 are approximately 30% equity investments, 50% fixed income investments and 20% other investments.

At both December 31, 2016 and December 31, 2015, the defined benefit pension plans’ assets did not include any securities issued by Time Warner.

Expected cash flows

After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. The Company made discretionary cash contributions totaling approximately $40 million to one of its funded international defined benefit pension plans during the year ended December 31, 2016. For the Company’s unfunded plans, contributions will continue to be made to the extent benefits are paid.

Information about the expected benefit payments for the Company’s defined benefit plans is as follows (millions):

	2017	2018	2019	2020	2021	2022-2026
Expected benefit payments	$171	$176	$174	$185	$186	$993

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Defined Contribution Plans

Time Warner has certain domestic and international defined contribution plans, including savings and profit sharing plans, for which the expense amounted to $149 million in 2016, $153 million in 2015 and $160 million in 2014. The Company’s contributions to the savings plans are primarily based on a percentage of the employees’ elected contributions and are subject to plan provisions.

Other Postretirement Benefit Plans

In July 2013, the Company discontinued subsidized medical benefits provided to all future retirees who were employed on December 31, 2013 and who would not have met the eligibility criteria by December 31, 2015 and effective January 1, 2014, post-65 retiree medical coverage was discontinued and eligible retirees were moved to coverage provided in the individual health insurance market.

Time Warner also sponsors several unfunded domestic postretirement benefit plans covering certain retirees and their dependents. For substantially all of Time Warner’s domestic postretirement benefit plans, the unfunded benefit obligation as of December 31, 2016 and December 31, 2015 was $88 million and $93 million, respectively, and the amount recognized in Accumulated other comprehensive income, net was a gain of $19 million and $19 million, respectively. For the years ended December 31, 2016, 2015 and 2014, the net periodic benefit costs were $1 million, $2 million and $2 million, respectively.

Multiemployer Benefit Plans

The Company contributes to various multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees, primarily at the Warner Bros. segment. The risks of participating in these multiemployer pension plans are different from single-employer pension plans in that (i) contributions made by the Company to the multiemployer pension plans may be used to provide benefits to employees of other participating employers; (ii) if the Company chooses to stop participating in certain of these multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability; and (iii) actions taken by a participating employer that lead to a deterioration of the financial health of a multiemployer pension plan may result in the unfunded obligations of the multiemployer pension plan being borne by its remaining participating employers. While no multiemployer pension plan contributed to by the Company is individually significant, the Pension Protection Act of 2006 zone status as of December 31, 2016 (i.e., for the multiemployer pension plan’s 2015 plan year) of all of the largest multiemployer pension plans in which the Company participates was green, which implies that such plans are funded at a level of 80 percent or greater. Total contributions made by the Company to multiemployer pension plans for the years ended December 31, 2016, 2015 and 2014 were $128 million, $139 million and $124 million, respectively. Included in the amounts for 2015 and 2014 are contributions of less than $1 million in each year that Home Box Office made to the Radio, Television and Recording Arts Pension Fund (“RT&RA Plan”) under a collective bargaining agreement that expired in October 2015. In February 2016, Home Box Office completed the negotiation of a new collective bargaining agreement under which it is no longer be required to make contributions to the RT&RA Plan. As a result, Home Box Office has withdrawn from the RT&RA Plan and recorded a $9 million charge in Selling, general and administrative expenses during the year ended December 31, 2016 for its withdrawal liability.

The Company also contributes to various other multiemployer benefit plans that provide health and welfare benefits to active and retired participants, primarily at the Warner Bros. segment. Total contributions made by the Company to these other multiemployer benefit plans for the years ended December 31, 2016, 2015 and 2014 were $194 million, $220 million and $205 million, respectively.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.    RESTRUCTURING AND SEVERANCE COSTS

The Company’s Restructuring and severance costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations and real estate consolidations. Restructuring and severance costs expensed as incurred for the years ended December 31, 2016, 2015 and 2014 are as follows (millions):

	Year Ended December 31,
	2016	2015	2014
Turner	$61	$58	$249
Home Box Office	49	—	63
Warner Bros.	4	1	169
Corporate	3	1	31

Total restructuring and severance costs	$117	$60	$512

	Year Ended December 31,
	2016	2015	2014
2016 initiatives	$114	$—	$—
2015 initiatives	1	76	—
2014 and prior initiatives	2	(16)	512

Total restructuring and severance costs	$117	$60	$512

For the year ended December 31, 2016, the Company incurred costs in connection with the 2016 initiatives of $61 million at the Turner segment, $47 million at the Home Box Office segment, $2 million at the Warner Bros. segment and $4 million at Corporate. In addition, in connection with the 2015 initiatives, the Company incurred costs of $1 million at the Home Box Office segment. For the year ended December 31, 2016, the Company also incurred costs of $1 million at the Home Box Office segment and $2 million at the Warner Bros. segment, and reversed $1 million at Corporate related to 2014 and prior initiatives. The amount recorded by the Company in 2016 for both the 2015 initiatives and the 2014 and prior initiatives consisted of changes to estimates of previously established accruals as well as new charges related to those initiatives.

For the year ended December 31, 2015, the Company incurred costs in connection with the 2015 initiatives of $58 million at the Turner segment, $15 million at the Home Box Office segment and $3 million at Corporate. In addition, in connection with the 2014 and prior initiatives, the Company incurred costs of $1 million at the Warner Bros. segment and reversed $15 million at the Home Box Office segment and $2 million at Corporate.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Selected Information

Selected information relating to accrued restructuring and severance costs is as follows (millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2013	$180	$6	$186
Net accruals	499	13	512
Noncash reductions (a)	(3)	—	(3)
Cash paid	(151)	(10)	(161)

Remaining liability as of December 31, 2014	525	9	534
Net accruals	43	17	60
Foreign currency translation adjustment	(3)	—	(3)
Noncash reductions (a)	(1)	—	(1)
Cash paid	(325)	(12)	(337)

Remaining liability as of December 31, 2015	239	14	253
Net accruals	114	3	117
Cash paid	(191)	(8)	(199)

Remaining liability as of December 31, 2016	$162	$9	$171

(a)	Noncash reductions relate to the settlement of certain employee-related liabilities with equity instruments.

As of December 31, 2016, of the remaining $171 million liability, $114 million was classified as a current liability in the Consolidated Balance Sheet, with the remaining $57 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2019.

16.    SEGMENT INFORMATION

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Information as to the Revenues, intersegment revenues, depreciation of property, plant, and equipment, Amortization of intangible assets, Operating Income (Loss), Assets and Capital expenditures for each of Time Warner’s reportable segments is set forth below (millions):

	Year Ended December 31,
	2016	2015	2014
Revenues
Turner	$11,364	$10,596	$10,396
Home Box Office	5,890	5,615	5,398
Warner Bros.	13,037	12,992	12,526
Intersegment eliminations	(973)	(1,085)	(961)

Total revenues	$29,318	$28,118	$27,359

	Year Ended December 31,
	2016	2015	2014
Intersegment Revenues
Turner	$108	$105	$101
Home Box Office	(9)	40	36
Warner Bros.	874	940	824

Total intersegment revenues	$973	$1,085	$961

	Year Ended December 31,
	2016	2015	2014
Supplemental Revenue Data
Subscription	$11,014	$10,153	$9,945
Advertising	4,696	4,569	4,502
Content	12,935	12,771	12,350
Other	673	625	562

Total revenues	$29,318	$28,118	$27,359

	Year Ended December 31,
	2016	2015	2014
Depreciation of Property, Plant and Equipment
Turner	$(191)	$(193)	$(209)
Home Box Office	(74)	(81)	(77)
Warner Bros.	(188)	(197)	(218)
Corporate	(26)	(21)	(27)

Total depreciation of property, plant and equipment	$(479)	$(492)	$(531)

	Year Ended December 31,
	2016	2015	2014
Amortization of Intangible Assets
Turner	$(17)	$(16)	$(16)
Home Box Office	(14)	(14)	(14)
Warner Bros.	(159)	(159)	(172)

Total amortization of intangible assets	$(190)	$(189)	$(202)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
	2016	2015	2014
Operating Income (Loss)
Turner	$4,372	$4,087	$2,954
Home Box Office	1,917	1,878	1,786
Warner Bros.	1,734	1,416	1,159
Corporate	(498)	(367)	(73)
Intersegment eliminations	22	(149)	149

Total operating income	$7,547	$6,865	$5,975

	December 31,
	2016	2015
Assets
Turner	$26,317	$25,559
Home Box Office	14,636	14,314
Warner Bros.	21,550	20,699
Corporate	3,463	3,276

Total assets	$65,966	$63,848

	Year Ended December 31,
	2016	2015	2014
Capital Expenditures
Turner	$196	$157	$173
Home Box Office	98	68	58
Warner Bros.	86	122	206
Corporate	52	76	37

Total capital expenditures	$432	$423	$474

Long-lived hard assets located outside the United States, which represent less than 2% of total assets at December 31, 2016, are not material. Revenues in different geographical areas are as follows (millions):

	Year Ended December 31,
	2016	2015	2014
Revenues (a)
United States and Canada	$20,970	$20,426	$19,102
Europe (b)	4,557	4,485	4,684
Asia/Pacific Rim	1,992	1,619	1,711
Latin America	1,413	1,284	1,575
All Other	386	304	287

Total revenues	$29,318	$28,118	$27,359

(a)	Revenues are attributed to region based on location of customer.
(b)	Revenues in EuroZone countries comprise approximately 51%, 49% and 48% of Revenues in Europe for the years ended 2016, 2015 and 2014, respectively.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.    COMMITMENTS AND CONTINGENCIES

Commitments

Time Warner has commitments under certain network programming, film licensing, creative talent, employment and other agreements aggregating $39.973 billion at December 31, 2016.

The Company also has commitments for office space, studio facilities and operating equipment. Time Warner’s net rent expense was $324 million in 2016, $333 million in 2015 and $358 million in 2014. Included in such amounts was sublease income of $10 million for 2016, $15 million for 2015 and $33 million for 2014.

The commitments under certain programming, film licensing, talent and other agreements (“Programming and Other”) and minimum rental commitments under noncancelable long-term operating leases (“Operating Leases”) payable during the next five years and thereafter are as follows (millions):

	Programming and Other	Operating Leases
2017	$6,577	$310
2018	4,713	285
2019	3,918	146
2020	3,674	91
2021	3,458	63
Thereafter	17,633	259

Total	$39,973	$1,154

Additionally, as of December 31, 2016, the Company has future sublease income arrangements of $16 million, which are not included in Operating Leases in the table above.

Contingent Commitments

The Company also has certain contractual arrangements that would require it to make payments or provide funding if certain circumstances occur (“contingent commitments”). Contingent commitments principally include amounts that could be paid in connection with guarantees provided by the Company and post-production term advance obligations on certain co-financing arrangements.

The following table summarizes the Company’s contingent commitments at December 31, 2016. For post-production term advances where payment obligations are outside the Company’s control, the timing of amounts presented in the table represents the earliest period in which the payment could be requested. For other contingent commitments, the timing of amounts presented in the table represents when the maximum contingent commitment will expire, but does not mean that the Company expects to incur an obligation to make any payments within that time period. In addition, amounts presented do not reflect the effects of any indemnification rights the Company might possess (millions).

Nature of Contingent Commitments	Total	2017	2018-2019	2020-2021	Thereafter
Guarantees	$2,113	$136	$614	$612	$751
Post-production term advance obligations and other contingent commitments	1,021	46	430	545	—

Total contingent commitments	$3,134	$182	$1,044	$1,157	$751

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a description of the Company’s contingent commitments at December 31, 2016:

•

Guarantees consist of the guarantee of certain debt issued by CME, an equity method investee, the Six Flags arrangement described below, and guarantees the Company has provided on operating lease commitments.

Six Flags

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (collectively, the “Parks”), in 1997, certain subsidiaries of the Company (including Historic TW and, in connection with the separation of Time Warner Cable Inc. in 2009, Warner Bros. Entertainment Inc.) agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including: annual payments made at the Parks or to the limited partners and additional obligations at the end of the respective terms for the Partnerships in 2027 and 2028 (the “Guaranteed Obligations”). The aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) are $891 million (for a net present value of $433 million). To date, no payments have been made by the Company pursuant to the Six Flags Guarantee.

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

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized at December 31, 2016. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

•

Post-production term advance obligations and other contingent commitments primarily include contingent payments for post-production term advance obligations on certain co-financing arrangements, as well as letters of credit, bank guarantees and surety bonds, which generally support performance and payments for a wide range of global contingent and firm obligations, including insurance, litigation appeals, real estate leases and other operational needs.

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television and OTT exhibition. Because backlog generally relates to contracts for the licensing of theatrical and television product that have already been produced, the recognition of revenue for such completed product is principally dependent on the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements. Backlog was approximately $6.8 billion and $6.3 billion at December 31, 2016 and 2015, respectively. Included in these amounts is licensing of film product from the Warner Bros. segment to the Turner segment in the amount of $942 million and $619 million at December 31, 2016 and 2015, respectively and to the Home Box Office segment in the amount of $689 million and $737 million at December 31, 2016 and 2015, respectively. Certain filmed entertainment licensing contracts provide for additional revenues to be earned, and cash collected, based on the delivery of advertising spots to third parties. Backlog excludes estimates of such amounts.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contingencies

In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law.

On April 4, 2007, the National Labor Relations Board (“NLRB”) issued a complaint against CNN America Inc. (“CNN America”) and Team Video Services, LLC (“Team Video”) related to CNN America’s December 2003 and January 2004 terminations of its contractual relationships with Team Video, under which Team Video had provided electronic news gathering services in Washington, D.C. and New York, NY. The National Association of Broadcast Employees and Technicians, under which Team Video’s employees were unionized, initially filed charges of unfair labor practices with the NLRB in February 2004, alleging that CNN America and Team Video were joint employers, that CNN America was a successor employer to Team Video, and/or that CNN America discriminated in its hiring practices to avoid becoming a successor employer or due to specific individuals’ union affiliation or activities. In the complaint, the NLRB sought, among other things, the reinstatement of certain union members and monetary damages. On November 19, 2008, the presiding NLRB Administrative Law Judge (“ALJ”) issued a non-binding recommended decision and order finding CNN America liable. On September 15, 2014, a three-member panel of the NLRB affirmed the ALJ’s decision and adopted the ALJ’s order with certain modifications. On November 12, 2014, both CNN America and the NLRB General Counsel filed motions with the NLRB for reconsideration of the panel’s decision. On March 20, 2015, the NLRB granted the NLRB General Counsel’s motion for reconsideration to correct certain inadvertent errors in the panel’s decision, and it denied CNN America’s motion for reconsideration. On July 9, 2015, CNN America filed a notice of appeal with the U.S. Court of Appeals for the D.C. Circuit regarding the panel’s decision and the denial of CNN America’s motion for reconsideration.

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

The Company has estimated a range of possible loss for legal claims for which the Company has determined a loss is probable or reasonably possible, including the matter disclosed above. The Company believes the estimate of the aggregate range of possible loss for such matters in excess of accrued liabilities is between $0 and $100 million at December 31, 2016. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18.    RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. The transactions that generate revenue and expenses primarily relate to the licensing by the Warner Bros. segment of content to The CW broadcast network, Hulu and certain international networks, including networks owned by CME. Transactions that generate interest income and other income primarily relate to financing transactions with CME. Receivables due from related parties were $265 million and $157 million at December 31, 2016 and 2015, respectively. Payables due to related parties were immaterial at December 31, 2016 and 2015, respectively. Amounts included in the consolidated financial statements resulting from transactions with related parties consist of (millions):

	Year Ended December 31,
	2016	2015	2014
Revenues	$569	$390	$404
Expenses	(3)	(5)	(8)
Interest income	120	126	62
Other income	14	17	16

19.    ADDITIONAL FINANCIAL INFORMATION

Additional financial information with respect to cash payments and receipts, Interest expense, net, Other loss, net, Accounts payable and accrued liabilities and Other noncurrent liabilities is as follows (millions):

	Year Ended December 31,
	2016	2015	2014
Cash Flows
Cash payments made for interest	$(1,391)	$(1,262)	$(1,274)
Interest income received	141	35	50

Cash interest payments, net	$(1,250)	$(1,227)	$(1,224)

Cash payments made for income taxes	$(935)	$(1,135)	$(1,602)
Income tax refunds received	136	142	108
TWC tax sharing payments (a)	—	(4)	—

Cash tax payments, net	$(799)	$(997)	$(1,494)

(a)	Represents net amounts paid to TWC in accordance with a tax sharing agreement with TWC.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
	2016	2015	2014
Interest Expense, Net
Interest income	$227	$219	$184
Interest expense	(1,388)	(1,382)	(1,353)

Total interest expense, net	$(1,161)	$(1,163)	$(1,169)

	Year Ended December 31,
	2016	2015	2014
Other Loss, Net
Investment gains (losses), net	$148	$(31)	$30
Loss on equity method investees	(283)	(123)	(153)
Premiums paid and costs incurred on debt redemption	(1,008)	(72)	—
Other	(48)	(30)	(4)

Total other loss, net	$(1,191)	$(256)	$(127)

		December 31,
		2016	2015
Accounts Payable and Accrued Liabilities
Accounts payable		$527	$653
Other accrued expenses		1,878	1,946
Participations payable		2,525	2,455
Programming costs payable		776	679
Accrued compensation		1,004	957
Accrued interest		320	341
Accrued income taxes		162	157

Total accounts payable and accrued liabilities		$7,192	$7,188

		December 31,
		2016	2015
Other Noncurrent Liabilities
Noncurrent tax and interest reserves		$1,567	$1,535
Participations payable		1,780	1,512
Programming costs payable		827	816
Noncurrent pension and post-retirement liabilities		954	908
Deferred compensation		491	471
Other noncurrent liabilities		722	556

Total other noncurrent liabilities		$6,341	$5,798

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2016 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its evaluation, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting has been audited by the Company’s independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report at page 138 herein.

TIME WARNER INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Time Warner Inc.

We have audited the accompanying consolidated balance sheet of Time Warner Inc. (“Time Warner”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2016. Our audits also included the Supplementary Information and Financial Statement Schedule II listed in the Index at Item 15(a). These financial statements, supplementary information and schedule are the responsibility of Time Warner’s management. Our responsibility is to express an opinion on these financial statements, supplementary information and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related Supplementary Information and Financial Statement Schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Time Warner’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 23, 2017

TIME WARNER INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Time Warner Inc.

We have audited Time Warner Inc.’s (“Time Warner”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Time Warner’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Time Warner’s internal control over financial reporting based on our audit.

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

In our opinion, Time Warner maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Time Warner as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2016 of Time Warner and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 23, 2017

TIME WARNER INC.

SELECTED FINANCIAL INFORMATION

The selected financial information set forth below for each of the three years in the period ended December 31, 2016 has been derived from and should be read in conjunction with the audited financial statements and other financial information presented elsewhere herein. The selected financial information set forth below for the years ended December 31, 2013 and December 31, 2012 has been derived from audited financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(millions, except per share amounts)
Selected Operating Statement Information:
Total revenues	$29,318	$28,118	$27,359	$26,461	$25,325
Operating income	7,547	6,865	5,975	6,268	5,498
Net income	3,925	3,832	3,827	3,691	2,922
Amounts attributable to Time Warner Inc. shareholders:
Income from continuing operations	$3,915	$3,796	$3,894	$3,354	$2,666
Discontinued operations, net of tax	11	37	(67)	337	259

Net income	$3,926	$3,833	$3,827	$3,691	$2,925

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	$5.00	$4.64	$4.49	3.63	2.77
Discontinued operations	0.01	0.05	(0.07)	0.36	0.28

Basic net income per common share	$5.01	$4.69	$4.42	3.99	3.05
Diluted income per common share from continuing operations	$4.94	$4.58	$4.41	$3.56	$2.73
Discontinued operations	0.02	0.04	(0.07)	0.36	0.27

Diluted net income per common share	$4.96	$4.62	$4.34	$3.92	$3.00
Average common shares:
Basic	780.8	814.9	863.3	920.0	954.4
Diluted	792.3	829.5	882.6	942.6	976.3
Selected Balance Sheet Information:
Cash and equivalents	$1,539	$2,155	$2,618	$1,816	$2,760
Total assets	65,966	63,848	63,146	67,890	67,984
Debt due within one year	1,947	198	1,118	66	749
Long-term debt	22,392	23,594	21,263	19,952	18,975
Time Warner Inc. shareholders’ equity	24,335	23,619	24,476	29,904	29,796
Total capitalization at book value	48,674	47,411	46,857	49,922	49,520
Cash dividends declared per share of common stock	1.61	1.40	1.27	1.15	1.04

TIME WARNER INC.

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

The following table sets forth the quarterly information for Time Warner:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(millions, except per share amounts)
2016
Total revenues	$7,308	$6,952	$7,167	$7,891
Operating income	1,996	1,846	2,014	1,691
Income from continuing operations	1,174	951	1,472	317
Discontinued operations, net of tax	40	—	(5)	(24)
Net income	1,214	951	1,467	293
Net income attributable to Time Warner Inc. shareholders	1,214	952	1,467	293
Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	1.48	1.21	1.89	0.41
Diluted income per common share from continuing operations	1.46	1.20	1.87	0.40
Basic net income per common share	1.53	1.21	1.89	0.37
Diluted net income per common share	1.51	1.20	1.86	0.37
Cash provided by operations from continuing operations	757	1,216	1,571	1,139
Common stock — high	72.82	77.02	81.05	96.74
Common stock — low	60.07	69.21	73.85	78.57
Cash dividends declared per share of common stock	0.4025	0.4025	0.4025	0.4025

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)

Consolidating Balance Sheet

December 31, 2016

(millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
ASSETS
Current assets
Cash and equivalents	$617	$91	$831	$—	$1,539
Receivables, net	118	1,294	7,329	(42)	8,699
Inventories	—	528	1,564	(30)	2,062
Prepaid expenses and other current assets	639	91	455	—	1,185

Total current assets	1,374	2,004	10,179	(72)	13,485
Noncurrent inventories and theatrical film and television production costs	—	1,929	6,028	(41)	7,916
Investments in amounts due to and from consolidated subsidiaries	48,212	11,319	13,155	(72,686)	—
Investments, including available-for-sale securities	274	441	2,628	(6)	3,337
Property, plant and equipment, net	48	423	2,039	—	2,510
Intangible assets subject to amortization, net	—	—	783	—	783
Intangible assets not subject to amortization	—	2,007	4,998	—	7,005
Goodwill	—	9,880	17,872	—	27,752
Other assets	520	385	2,522	(249)	3,178

Total assets	$50,428	$28,388	$60,204	$(73,054)	$65,966

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$687	$854	$5,760	$(109)	$7,192
Deferred revenue	—	67	511	(14)	564
Debt due within one year	1,434	511	2	—	1,947

Total current liabilities	2,121	1,432	6,273	(123)	9,703
Long-term debt	19,318	3,065	9	—	22,392
Deferred income taxes	2,678	3,011	2,133	(5,144)	2,678
Deferred revenue	—	26	460	—	486
Other noncurrent liabilities	1,976	1,886	3,815	(1,336)	6,341
Redeemable noncontrolling interest	—	—	29	—	29
Equity
Due to (from) Time Warner Inc. and subsidiaries	—	(52,869)	(366)	53,235	—
Other shareholders’ equity	24,335	71,837	47,849	(119,686)	24,335

Total Time Warner Inc. shareholders’ equity	24,335	18,968	47,483	(66,451)	24,335
Noncontrolling interests	—	—	2	—	2

Total equity	24,335	18,968	47,485	(66,451)	24,337

Total liabilities and equity	$50,428	$28,388	$60,204	$(73,054)	$65,966

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)

Consolidating Statement of Operations

For The Year Ended December 31, 2016

(millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$7,527	$22,803	$(1,012)	$29,318
Costs of revenues	—	(3,658)	(13,541)	823	(16,376)
Selling, general and administrative	(416)	(1,178)	(3,688)	159	(5,123)
Amortization of intangible assets	—	—	(190)	—	(190)
Restructuring and severance costs	(1)	(80)	(36)	—	(117)
Asset impairments	(6)	(2)	(35)	—	(43)
Gain (loss) on operating assets, net	—	—	78	—	78

Operating income	(423)	2,609	5,391	(30)	7,547
Equity in pretax income (loss) of consolidated subsidiaries	7,633	5,392	1,873	(14,898)	—
Interest expense, net	(959)	(302)	93	7	(1,161)
Other loss, net	(1,056)	(90)	(43)	(2)	(1,191)

Income from continuing operations before income taxes	5,195	7,609	7,314	(14,923)	5,195
Income tax provision	(1,281)	(2,142)	(2,119)	4,261	(1,281)

Income from continuing operations	3,914	5,467	5,195	(10,662)	3,914
Discontinued operations, net of tax	11	34	34	(68)	11

Net income	3,925	5,501	5,229	(10,730)	3,925
Less Net loss attributable to noncontrolling interests	1	1	1	(2)	1

Net income attributable to Time Warner Inc. shareholders	$3,926	$5,502	$5,230	$(10,732)	$3,926

Comprehensive income	3,861	5,410	5,109	(10,519)	3,861
Less Comprehensive loss attributable to noncontrolling interests	1	1	1	(2)	1

Comprehensive income attributable to Time Warner Inc. shareholders	$3,862	$5,411	$5,110	$(10,521)	$3,862

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)

Consolidating Statement of Operations

For The Year Ended December 31, 2015

(millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$7,188	$21,805	$(875)	$28,118
Costs of revenues	—	(3,488)	(13,309)	643	(16,154)
Selling, general and administrative	(321)	(1,100)	(3,626)	223	(4,824)
Amortization of intangible assets	—	—	(189)	—	(189)
Restructuring and severance costs	(4)	(40)	(16)	—	(60)
Asset impairments	(15)	(1)	(9)	—	(25)
Gain (loss) on operating assets, net	—	2	(3)	—	(1)

Operating income	(340)	2,561	4,653	(9)	6,865
Equity in pretax income (loss) of consolidated subsidiaries	6,894	4,687	1,912	(13,493)	—
Interest expense, net	(990)	(312)	132	7	(1,163)
Other loss, net	(118)	20	(156)	(2)	(256)

Income from continuing operations before income taxes	5,446	6,956	6,541	(13,497)	5,446
Income tax provision	(1,651)	(2,121)	(2,046)	4,167	(1,651)

Income from continuing operations	3,795	4,835	4,495	(9,330)	3,795
Discontinued operations, net of tax	37	37	37	(74)	37

Net income	3,832	4,872	4,532	(9,404)	3,832
Less Net loss attributable to noncontrolling interests	1	1	1	(2)	1

Net income attributable to Time Warner Inc. shareholders	$3,833	$4,873	$4,533	$(9,406)	$3,833

Comprehensive income	$3,550	$4,685	$4,251	$(8,936)	$3,550
Less Comprehensive loss attributable to noncontrolling interests	1	1	1	(2)	1

Comprehensive income attributable to Time Warner Inc. shareholders	$3,551	$4,686	$4,252	$(8,938)	$3,551

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)

Consolidating Statement of Cash Flows

For The Year Ended December 31, 2016

(millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$3,925	$5,501	$5,229	$(10,730)	$3,925
Less Discontinued operations, net of tax	(11)	(34)	(34)	68	(11)

Net income from continuing operations	3,914	5,467	5,195	(10,662)	3,914
Adjustments for noncash and nonoperating items:
Depreciation and amortization	10	104	555	—	669
Amortization of film and television costs	—	2,906	5,455	(37)	8,324
Asset impairments	6	2	35	—	43
(Gain) loss on investments and other assets, net	(30)	1	(101)	(1)	(131)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(7,633)	(5,392)	(1,873)	14,898	—
Equity in losses of investee companies, net of cash distributions	2	—	320	2	324
Equity-based compensation	103	81	93	—	277
Deferred income taxes	236	315	306	(621)	236
Premiums paid and costs incurred on debt redemption	917	91	—	—	1,008
Changes in operating assets and liabilities, net of acquisitions	58	(1,649)	(4,811)	(3,579)	(9,981)
Intercompany	—	3,001	(3,001)	—	—

Cash provided by operations from continuing operations	(2,417)	4,927	2,173	—	4,683

INVESTING ACTIVITIES
Investments in available-for-sale securities	(3)	—	(6)	—	(9)
Investments and acquisitions, net of cash acquired	(34)	(54)	(1,140)	—	(1,228)
Capital expenditures	(9)	(104)	(319)	—	(432)
Advances to (from) parent and consolidated subsidiaries	5,157	348	1	(5,506)	—
Other investment proceeds	71	19	219	—	309

Cash provided (used) by investing activities from continuing operations	5,182	209	(1,245)	(5,506)	(1,360)

FINANCING ACTIVITIES
Borrowings	3,828	—	2	—	3,830
Debt repayments	(2,820)	(480)	(4)	—	(3,304)
Proceeds from exercise of stock options	172	—	—	—	172
Excess tax benefit from equity instruments	88	—	—	—	88
Principal payments on capital leases	—	(12)	(2)	—	(14)
Repurchases of common stock	(2,322)	—	—	—	(2,322)
Dividends paid	(1,269)	—	—	—	(1,269)
Other financing activities	(797)	(113)	(196)	3	(1,103)
Change in due to/from parent and investment in segment	—	(4,728)	(775)	5,503	—

Cash used by financing activities from continuing operations	(3,120)	(5,333)	(975)	5,506	(3,922)

Cash provided (used) by continuing operations	(355)	(197)	(47)	—	(599)

Cash used by operations from discontinued operations	(4)	—	(13)	—	(17)

Cash used by discontinued operations	(4)	—	(13)	—	(17)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(359)	(197)	(60)	—	(616)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	976	288	891	—	2,155

CASH AND EQUIVALENTS AT END OF PERIOD	$617	$91	$831	$—	$1,539

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)

Consolidating Statement of Cash Flows

For The Year Ended December 31, 2015

(millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$3,832	$4,872	$4,532	$(9,404)	$3,832
Less Discontinued operations, net of tax	(37)	(37)	(37)	74	(37)

Net income from continuing operations	3,795	4,835	4,495	(9,330)	3,795
Adjustments for noncash and nonoperating items:
Depreciation and amortization	12	111	558	—	681
Amortization of film and television costs	—	2,779	5,280	(29)	8,030
Asset impairments	15	1	9	—	25
(Gain) loss on investments and other assets, net	12	(20)	39	—	31
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(6,894)	(4,687)	(1,912)	13,493	—
Equity in losses of investee companies, net of cash distributions	(2)	—	158	5	161
Equity-based compensation	35	65	82	—	182
Deferred income taxes	328	330	143	(473)	328
Premiums paid and costs incurred on debt redemption	72	—	—	—	72
Changes in operating assets and liabilities, net of acquisitions	144	(1,111)	(4,823)	(3,664)	(9,454)
Intercompany	—	2,335	(2,335)	—	—

Cash provided by operations from continuing operations	(2,483)	4,638	1,694	2	3,851

INVESTING ACTIVITIES
Investments in available-for-sale securities	(22)	—	(19)	—	(41)
Investments and acquisitions, net of cash acquired	(43)	(3)	(626)	—	(672)
Capital expenditures	(47)	(78)	(298)	—	(423)
Advances to (from) parent and consolidated subsidiaries	4,788	515	(1)	(5,302)	—
Other investment proceeds	43	73	27	—	143

Cash provided (used) by investing activities from continuing operations	4,719	507	(917)	(5,302)	(993)

FINANCING ACTIVITIES
Borrowings	3,755	—	13	—	3,768
Debt repayments	(2,100)	—	(244)	—	(2,344)
Proceeds from exercise of stock options	165	—	—	—	165
Excess tax benefit from equity instruments	151	—	—	—	151
Principal payments on capital leases	—	(9)	(2)	—	(11)
Repurchases of common stock	(3,632)	—	—	—	(3,632)
Dividends paid	(1,150)	—	—	—	(1,150)
Other financing activities	(78)	(22)	(160)	—	(260)
Change in due to/from parent and investment in segment	—	(5,116)	(184)	5,300	—

Cash used by financing activities from continuing operations	(2,889)	(5,147)	(577)	5,300	(3,313)

Cash provided (used) by continuing operations	(653)	(2)	200	—	(455)

Cash used by operations from discontinued operations	6	—	(14)	—	(8)

Cash used by discontinued operations	6	—	(14)	—	(8)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(647)	(2)	186	—	(463)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,623	290	705	—	2,618

CASH AND EQUIVALENTS AT END OF PERIOD	$976	$288	$891	$—	$2,155

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)

Consolidating Statement of Cash Flows

For The Year Ended December 31, 2014

(millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$3,827	$3,930	$4,153	$(8,083)	$3,827
Less Discontinued operations, net of tax	67	42	61	(103)	67

Net income from continuing operations	3,894	3,972	4,214	(8,186)	3,894
Adjustments for noncash and nonoperating items:
Depreciation and amortization	17	116	600	—	733
Amortization of film and television costs	—	2,747	5,336	(43)	8,040
Asset impairments	7	1	61	—	69
Venezuelan foreign currency loss	—	—	173	—	173
(Gain) loss on investments and other assets, net	(21)	(6)	(466)	—	(493)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(6,131)	(3,831)	(1,759)	11,721	—
Equity in losses of investee companies, net of cash distributions	3	(7)	236	—	232
Equity-based compensation	81	63	75	—	219
Deferred income taxes	166	(105)	(154)	259	166
Changes in operating assets and liabilities, net of acquisitions	(732)	(1,016)	(3,836)	(3,768)	(9,352)
Intercompany	—	2,871	(2,871)	—	—

Cash provided by operations from continuing operations	(2,716)	4,805	1,609	(17)	3,681

INVESTING ACTIVITIES
Investments in available-for-sale securities	(5)	—	(25)	—	(30)
Investments and acquisitions, net of cash acquired	(64)	(2)	(884)	—	(950)
Capital expenditures	(22)	(73)	(379)	—	(474)
Proceeds from Time Inc. in the Time Separation	590	—	810	—	1,400
Proceeds from the sale of Time Warner Center	—	—	1,264	—	1,264
Advances to (from) parent and consolidated subsidiaries	6,365	4,464	—	(10,829)	—
Other investment proceeds	57	94	39	(17)	173

Cash provided (used) by investing activities from continuing operations	6,921	4,483	825	(10,846)	1,383

FINANCING ACTIVITIES
Borrowings	2,118	—	291	—	2,409
Debt repayments	(48)	—	(24)	—	(72)
Proceeds from exercise of stock options	338	—	—	—	338
Excess tax benefit from equity instruments	179	—	—	—	179
Principal payments on capital leases	—	(10)	(1)	—	(11)
Repurchases of common stock	(5,504)	—	—	—	(5,504)
Dividends paid	(1,109)	—	—	—	(1,109)
Other financing activities	88	(45)	(251)	35	(173)
Change in due to/from parent and investment in segment	—	(9,109)	(1,719)	10,828	—

Cash used by financing activities from continuing operations	(3,938)	(9,164)	(1,704)	10,863	(3,943)

Cash provided (used) by continuing operations	267	124	730	—	1,121

Cash used by operations from discontinued operations	(1)	—	(15)	—	(16)
Cash used by investing activities from discontinued operations	318	18	(51)	(336)	(51)
Cash used by financing activities from discontinued operations	—	—	(372)	336	(36)
Effect of change in cash and equivalents of discontinued operations	—	—	(87)	—	(87)

Cash used by discontinued operations	317	18	(525)	—	(190)

Effect of Venezuelan exchange rate changes on cash and equivalents	—	—	(129)	—	(129)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	584	142	76	—	802
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,039	148	629	—	1,816

CASH AND EQUIVALENTS AT END OF PERIOD	$1,623	$290	$705	$—	$2,618

TIME WARNER INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2016, 2015 and 2014

(millions)

Description	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Period
2016
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$180	$38	$(25)	$193
Reserves for sales returns and allowances	875	1,329	(1,416)	788

Total	$1,055	$1,367	$(1,441)	$981

2015
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$152	$63	$(35)	$180
Reserves for sales returns and allowances	1,000	1,671	(1,796)	875

Total	$1,152	$1,734	$(1,831)	$1,055

2014
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$191	$(20)	$(19)	$152
Reserves for sales returns and allowances	1,192	1,867	(2,059)	1,000

Total	$1,383	$1,847	$(2,078)	$1,152

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page Number
2.1

Agreement and Plan of Merger, dated as of October 22, 2016, among Time Warner Inc., AT&T Inc., West Merger Sub, Inc. and West Merger Sub II, LLC (incorporated herein by reference to Exhibit 2.1 to the Registration’s Current Report on Form 8-K dated October 22, 2016).

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

*

3.5

By-laws of the Registrant, as amended through October 22, 2016 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (the “September 2016 Form 10-Q”)).

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

*

4.16	Eleventh Supplemental Indenture, dated as of November 17, 2016, among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS, HBO and BNY Mellon, as Trustee.

4.17

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

4.18

Indenture dated as of April 19, 2001 among the Registrant, Historic AOL, Historic TW (including in its capacity as successor to TWCI), TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

*

4.19

First Supplemental Indenture, dated as of April 16, 2009, among the Registrant, Historic AOL, Historic TW (including in its capacity as successor to TWCI), TBS, and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.1 to the April 2009 Form 8-K).

*

4.20

Second Supplemental Indenture, dated as of December 3, 2009, among the Registrant, Historic TW (including in its capacity as successor to TWCI), Historic AOL, TBS, HBO, and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.1 to the December 2009 Form 8-K).

*

4.21

Indenture dated as of November 13, 2006 among the Registrant, TW AOL Holdings LLC (in its capacity as successor to TW AOL Holdings Inc.), Historic TW (including in its capacity as successor to TWCI), TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

*

4.22

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

10.3

Time Warner Inc. 2003 Stock Incentive Plan, as amended through October 25, 2007 (the “2003 Stock Incentive Plan”) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the “September 2007 Form 10-Q”)).

* +

10.4

Amendment to the 2003 Stock Incentive Plan, dated September 10, 2008 and effective October 1, 2008 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

* +

10.5

Form of Notice of Grant of Stock Options (for awards of stock options under the 2003 Stock Incentive Plan and the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K dated January 21, 2005 (the “January 2005 Form 8-K”)).

* +

10.6

Form of Non-Qualified Stock Option Agreement, Share Retention, Version 2 (for awards of stock options to executive officers of the Registrant under the 2003 Stock Incentive Plan and the Time Warner Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”) (incorporated herein by reference to Exhibit 10.13 to the January 2005 Form 8-K)).

* +

10.7

Form of Non-Qualified Stock Option Agreement, Share Retention, Version 3 (for award of 950,000 stock options to Jeffrey Bewkes under the 2003 Stock Incentive Plan on December 17, 2007) (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

* +

10.8	2006 Stock Incentive Plan, as amended through December 16, 2009 (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).	* +

10.9

Form of Non-Qualified Stock Option Agreement, Directors Version 8 (for awards of stock options to non-employee directors under the 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the “September 2009 Form 10-Q”)).

* +

10.10

Form of Notice of Grant of Stock Options to Non-Employee Director (for awards of stock options to non-employee directors under the 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the September 2009 Form 10-Q)).

* +

10.11	Time Warner Inc. 2010 Stock Incentive Plan (the “2010 Stock Incentive Plan”) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 21, 2010).	* +

10.12

Form of Restricted Stock Units Agreement, RSU Executive Agreement, Version 2 (for awards to executive officers under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”)).

* +

10.13

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

10.16

Form of Non-Qualified Stock Option Agreement, Share Retention, Version Bewkes 1 (for awards of stock options to Jeffrey Bewkes under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.31 to the 2012 Form 10-K).

* +

10.17

Time Warner Inc. 2013 Stock Incentive Plan as amended through June 11, 2014 (the “2013 Stock Incentive Plan”) (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”)).

* +

10.18

Form of Restricted Stock Units Agreement, RSU Executive Agreement, Version 1 (for use from August 2013 for awards to executive officers under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the “June 2013 Form 10-Q”)).

* +

10.19

Form of Restricted Stock Units Agreement, RSU Executive Agreement, Version 2 (for use from February 2015 for awards to executive officers under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.24 to the 2014 Form 10-K).

* +

10.20

Form of Restricted Stock Units Agreement, RSU Director Agreement, Version 1 (for awards of restricted stock units to non-employee directors under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.3 to the June 2013 Form 10-Q).

* +

10.21

Form of Notice of Grant of Restricted Stock Units to Non-Employee Director (for awards of restricted stock units to non-employee directors under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.4 to the June 2013 Form 10-Q).

* +

10.22

Form of Special Retention Restricted Stock Units Agreement – 2017 (for use from October 22, 2016 for special retention awards to executive officers under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.1 to the September 2016 Form 10-Q).

* +

10.23

Form of Special Retention Restricted Stock Units Agreement – 2018 (for use from October 22, 2016 for special retention awards to executive officers under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.2 to the September 2016 Form 10-Q).

* +

10.24	Form of Retention Bonus Letter Agreement (for use from October 22, 2016 for special cash retention bonus for executive officers).	+

10.25	Form of Special Retention Restricted Stock Units Agreement – 2017 (for use in February 2017 for special retention awards to Jeffrey Bewkes under the 2013 Stock Incentive Plan).	+

10.26	Form of Special Retention Restricted Stock Units Agreement – 2018 (for use in February 2017 for special retention awards to Jeffrey Bewkes under the 2013 Stock Incentive Plan).	+

10.27

Form of Performance Stock Units Agreement, PSU Agreement, Version 2 (for use from February 2015 for awards of performance stock units under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.28 to the 2014 Form 10-K).

* +

10.28

Form of Performance Stock Units Agreement, PSU Agreement, Version Bewkes 2 (for use from February 2015 for awards of performance stock units to Jeffrey Bewkes under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.30 to the 2014 Form 10-K).

* +

10.29

Form of Non-Qualified Stock Option Agreement, Directors Version 1 (for awards of stock options to non-employee directors under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.7 to the June 2013 Form 10-Q).

* +

10.30

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

10.32

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

* +

10.37	Description of Director Compensation (incorporated herein by reference to the section titled “Director Compensation” in the Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders).	* +

10.38	Time Warner Inc. Annual Incentive Plan for Executive Officers (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 28, 2009).	* +

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

* +

10.48	Amendment No. 2 to the Time Warner Supplemental Savings Plan effective December 1, 2013 (incorporated herein by reference to Exhibit 10.48 to the 2013 Form 10-K).	* +

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

* +

10.52

Amended and Restated Employment Agreement made January 22, 2016, effective as of January 1, 2016, between the Registrant and Jeffrey Bewkes (incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

* +

10.53

Amended and Restated Employment Agreement made February 24, 2015, effective as of January 1, 2015, between the Registrant and Howard M. Averill (incorporated herein by reference to Exhibit 10.55 to the 2014 Form 10-K).

* +

10.54

Letter Agreement made October 22, 2016 between the Registrant and Howard Averill amending the Amended and Restated Employment Agreement made February 24, 2015, effective as of January 1, 2015, between the Registrant and Howard M. Averill (incorporated herein by reference to Exhibit 10.3 to the September 2016 Form 10-Q).

* +

10.55

Amended and Restated Employment Agreement made November 3, 2014, effective as of January 1, 2014, between the Registrant and Paul T. Cappuccio (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (the “September 2014 Form 10-Q”)).

* +

10.56

Letter Agreement made October 22, 2016 between the Registrant and Paul T. Cappuccio amending the Amended and Restated Employment Agreement made November 3, 2014, effective as of January 1, 2014, between the Registrant and Paul T. Cappuccio (incorporated herein by reference to Exhibit 10.4 to the September 2016 Form 10-Q).

* +

10.57

Amended and Restated Employment Agreement made October 31, 2014, effective as of August 1, 2014, between the Registrant and Olaf Olafsson (incorporated herein by reference to Exhibit 10.2 to the September 2014 Form 10-Q).

* +

10.58

Letter Agreement made October 22, 2016 between the Registrant and Olaf Olafsson amending the Amended and Restated Employment Agreement made October 31, 2014, effective as of August 1, 2014, between the Registrant and Olaf Olafsson (incorporated herein by reference to Exhibit 10.5 to the September 2016 Form 10-Q).

* +

10.59

Amended and Restated Employment Agreement made October 22, 2016, effective as of January 1, 2017, between the Registrant and Gary Ginsberg (incorporated herein by reference to Exhibit 10.6 to the September 2016 Form 10-Q).

* +

10.60

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

10.61

Amended and Restated Credit Agreement, dated as of January 19, 2011, as amended and restated as of December 18, 2013, among the Registrant, Time Warner International Finance Limited, the Lenders from time to time party thereto, and Citibank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.2 to the December 2013 Form 8-K).

*

10.62

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

10.63

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

*

10.64

Third Amendment, dated as of December 16, 2016, to the Amended and Restated Credit Agreement, dated as of January 19, 2011, as amended and restated as of December 18, 2013, as further amended by the First Amendment, dated as of December 18, 2014, and the Second Amendment, dated as of December 18, 2015, among Time Warner Inc. and Time Warner International Finance Limited, as borrowers, the lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 16, 2016).

*

10.65

Form of Commercial Paper Dealer Agreement 4(2) Program (the “Commercial Paper Dealer Agreement”) among the Registrant, as Issuer, Historic TW, as Note Guarantor, HBO and TBS, as Supplemental Guarantors, and Dealer (incorporated herein by reference to Exhibit 10.53 to the 2010 Form 10-K).

*

10.66

Form of Letter Agreement among the Registrant, as Issuer, Historic TW, as Note Guarantor, HBO and TBS, as Supplemental Guarantors, and Dealer, amending the Commercial Paper Dealer Agreement (incorporated herein by reference to Exhibit 10.63 to the 2014 Form 10-K).

*

10.67	Second Amended and Restated Tax Matters Agreement, dated as of May 20, 2008, between the Registrant and Time Warner Cable (incorporated herein by reference to Exhibit 99.2 to the May 2008 Form 8-K).	*

10.68	Second Tax Matters Agreement, dated as of November 16, 2009, by and between the Registrant and AOL Inc. (incorporated herein by reference to Exhibit 99.2 to the November 2009 Form 8-K).	*

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.

†

101

The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in extensible Business Reporting Language:

(i) Consolidated Balance Sheet at December 31, 2016 and 2015, (ii) Consolidated Statement of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statement of Equity for the years ended December 31, 2016, 2015 and 2014, (vi) Notes to Consolidated Financial Statements (tagged as a block of text) and (vii) Supplementary Information – Condensed Consolidating Financial Statements (tagged as a block of text).

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