Form 10-Q
period 2017-03-31
TIME WARNER INC.
filed 2017-05-03
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2017 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of April 28, 2017
Common Stock – $.01 par value	775,537,504

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

•

Results of operations.  This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2017. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of transactions and other items that affect the comparability of the results being analyzed is included.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of March 31, 2017 and cash flows for the three months ended March 31, 2017.

•

Caution concerning forward-looking statements.  This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements.

OVERVIEW

Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, Adult Swim, Cartoon Network, CNN, HBO, Cinemax, Warner Bros. and New Line Cinema. During the three months ended March 31, 2017, the Company generated Revenues of $7.735 billion (up 6% from $7.308 billion in 2016), Operating Income of $2.076 billion (up 4% from $1.996 billion in 2016), Income from continuing operations of $1.423 billion (up 21% from $1.174 billion in 2016), Net Income attributable to Time Warner shareholders of $1.424 billion (up 17% from $1.214 billion in 2016) and Cash provided by operations of $1.461 billion (up 94% from $753 million in 2016).

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

Turner.  The Turner segment consists of businesses managed by Turner Broadcasting System, Inc. (“Turner”). During the three months ended March 31, 2017, the Turner segment recorded Revenues of $3.088 billion (40% of the Company’s total Revenues) and Operating Income of $1.170 billion.

Turner creates and programs branded news, entertainment, sports and kids multi-platform content for consumers around the world. The Turner networks and related businesses and brands include TNT, TBS, Adult Swim, truTV, Turner Classic Movies, Turner Sports, Bleacher Report, Cartoon Network, Boomerang, CNN, HLN and iStreamPlanet. The Turner networks generate revenues principally from licensing programming to affiliates that have contracted to receive and distribute this programming to subscribers, from the sale of advertising and from licensing its original programming and its brands and characters for consumer products and other business ventures. Turner also generates revenues from the sale of advertising and sponsorships through its digital properties. Turner’s programming is available to subscribers of affiliates for viewing live and on demand on television and various

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

internet-connected devices on services provided by affiliates and on Turner’s digital properties. Turner is also pursuing direct-to-consumer distribution options for its programming and networks. For example, in November 2016, Turner launched its first domestic SVOD service, FilmStruck, aimed at arthouse film enthusiasts. In addition, in April 2017, Turner and Warner Bros. launched a new domestic SVOD service under the Boomerang brand that offers new original animated series and kids programming from Warner Bros.’ and Turner’s animation libraries.

Home Box Office.  The Home Box Office segment consists of businesses managed by Home Box Office, Inc. (“Home Box Office”). During the three months ended March 31, 2017, the Home Box Office segment recorded Revenues of $1.568 billion (20% of the Company’s total Revenues) and Operating Income of $583 million.

Home Box Office operates the HBO and Cinemax multichannel premium pay television services, with the HBO service ranking as the most widely distributed multichannel premium pay television service. HBO and Cinemax programming is available in the U.S. to subscribers of affiliates for viewing live and on demand on television and on various internet-connected devices on services provided through affiliates and on Home Box Office’s digital properties. In addition, Home Box Office offers HBO NOW, a domestic stand-alone OTT service available through digital distributors and some affiliates on a variety of internet-connected devices. Home Box Office also has entered into arrangements with a number of digital distributors to provide their subscribers access to HBO and Cinemax services and programming on a variety of digital platforms and devices. HBO- and Cinemax-branded premium pay, basic tier television and OTT services are distributed in over 60 countries in Latin America, Asia and Europe.

In the U.S., Home Box Office generates revenues principally from licensing programming to affiliates and digital distributors that have contracted to receive and distribute such programming to their customers who subscribe to the HBO or Cinemax services. Home Box Office’s agreements with its domestic affiliates are typically long-term arrangements that provide for annual service fee increases and marketing support. The relationship between subscriber totals and the amount of revenues earned under Home Box Office affiliate agreements depends on the specific terms of the applicable agreement, which may include basic and/or pay television subscriber thresholds, volume discounts and other performance-based discounts. Marketing and promotional activities intended to retain existing subscribers and acquire new subscribers may also impact revenue earned. Internationally, Home Box Office generates subscription revenues by licensing programming to international affiliates that have contracted to receive and distribute such programming to their customers. In some countries, Home Box Office also generates subscription revenues from OTT services that are distributed to consumers either directly or through third parties. Additional sources of revenues for Home Box Office are the home entertainment sales of its original programming, including Game of Thrones, Ballers and Girls, via physical and digital formats and the licensing of its original programming.

Warner Bros.  The Warner Bros. segment consists of businesses managed by Warner Bros. Entertainment Inc. (“Warner Bros.”) that principally produce and distribute television shows, feature films and videogames. Warner Bros.’ television, film and videogame businesses benefit from a shared infrastructure, including shared production, distribution, marketing and administrative functions and resources. During the three months ended March 31, 2017, the Warner Bros. segment recorded Revenues of $3.365 billion (40% of the Company’s total Revenues) and Operating Income of $488 million.

Warner Bros. is a leader in television production and distribution. Warner Bros. generates television product revenues principally from the licensing of programs to broadcast and cable television networks and premium pay television and OTT services. For the 2016/2017 season, Warner Bros. is producing 75 original series in the U.S., including (i) at least four series for each of the five broadcast networks (including 2 Broke Girls, Arrow, The Bachelor, The Big Bang Theory, Blindspot, DC’s Legends of Tomorrow, The Flash, Gotham, iZombie, Lethal Weapon, Little Big Shots, Lucifer, The Middle, Mom, Riverdale, Supergirl, Supernatural and The Voice), (ii) series for basic cable networks (including Animal Kingdom, People of Earth, Pretty Little Liars and Queen Sugar), (iii) series for premium pay television services (including The Leftovers, Shameless and Westworld), (iv) series for SVOD services (including Disjointed, Fuller House, Gilmore Girls: A Year in the Life and Longmire), (v) series for first-run syndication (including The Ellen DeGeneres Show, Extra, The Real and TMZ) and (vi) animated series for Cartoon Network, Boomerang, Adult Swim and third party networks (including Be Cool, Scooby Doo!, Mike Tyson Mysteries, New Looney Tunes and Teen Titans Go! ). Warner Bros. also licenses the rights to many of its U.S. original television series in international territories. Outside the U.S., Warner Bros. has a global network of production companies in many countries (located across Europe and South America and in Australia and New Zealand), which allows Warner Bros. to develop programming specifically tailored for the audiences in these territories. These local production companies also focus on developing non-scripted programs and formats that can be adapted and sold internationally and in the U.S.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Warner Bros. is a leader in the feature film industry and produces feature films under its Warner Bros. and New Line Cinema banners. Warner Bros. generates theatrical product revenues principally through rental fees from theatrical exhibition of feature films, including the following recently released films: Fantastic Beasts and Where to Find Them, Kong: Skull Island and The LEGO Batman Movie, and subsequently through licensing fees received from the distribution of films on premium pay television services, broadcast and cable television networks and OTT services.

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

The distribution and sale of home entertainment product in physical formats is a large contributor to the segment’s revenues and profits. For the past several years, sales of home entertainment product in physical formats have declined as the home entertainment industry has been undergoing significant changes as home entertainment consumption patterns have shifted. Several factors have contributed to this decline, including consumers shifting to digital purchases and transactional VOD rentals of content; changing retailer initiatives and strategies (e.g., reduction of floor space devoted to home entertainment product in physical formats); retail store closures; increasing competition for consumer discretionary time and spending; and piracy. Consumers have also been increasingly shifting to OTT services that are based on a subscription model rather than a transactional model. During the first quarter of 2017, across the home entertainment industry, consumer spending on home entertainment product in physical formats continued to decline and consumer spending on electronic delivery continued to increase. The electronic delivery of film and television content is growing and becoming more important to the Warner Bros. segment, which has helped to offset some of the decline in sales of home entertainment product in physical formats.

Television Industry

The television industry continues to evolve, with changes in technology, rapid growth in new video services, and a corresponding increase in overall video content consumption and shift in consumer viewing patterns. Consumers are watching an increasing amount of programming on demand and across a wide variety of services and internet-connected devices. Over the past few years, the number of subscribers to multichannel video services provided by traditional affiliates in the U.S. has declined slightly, and the Company expects further modest declines to continue in the future. To counteract this trend, some traditional affiliates are placing greater emphasis on selling smaller bundles of linear networks, resulting in higher subscriber declines for most individual networks than for traditional affiliates in total. In addition, some traditional affiliates as well as media and technology companies have launched, or have announced that they will launch, virtual MVPD services, many of which offer fewer networks at a lower cost than most of the bundles of linear networks offered by traditional affiliates.

At the same time, the penetration of internet-connected devices has grown, which has led to a growing number and variety of internet-delivered video services that do not require a traditional affiliate subscription or set-top box hardware. These include SVOD services that feature general entertainment programming with broad appeal, such as Amazon Prime Video, Hulu and Netflix, as well as niche SVOD services that offer differentiated programming. Several of these SVOD services have continued to increase their number of subscribers and have been, and are expected to continue, making significant investments in acquired and original programming. Some television networks and premium pay television services, such as HBO, have also launched OTT services. AVOD services, such as YouTube and Facebook, also have continued to gain in popularity.

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

To address these changes, the Company’s strategy over the past few years has focused on strengthening its position within the traditional TV ecosystem, enhancing the value of traditional multichannel video service subscriptions for consumers and affiliates and the value of television advertising for advertisers, and pursuing new opportunities outside the traditional TV ecosystem. As part of this strategy, the Company plans to continue increasing its investment in high-quality distinctive programming to enhance the value of its networks, as well as continue expanding the amount of its content that is available on demand to capitalize on the shift in consumption habits. In addition, Turner has introduced new advertising products that provide greater data analytic tools and targeting capabilities to advertisers in order to compete more effectively with non-traditional outlets. The Company is also pursuing

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

a number of initiatives to capitalize on the new opportunities presented by these changes, including launching OTT services and investing in and obtaining distribution of its content through other companies’ OTT services, as well as investing in short-form content production and digital-first news and entertainment networks. In addition, the Company is focused on increasing the digital sales and rentals of its television and film content and is a leader in various initiatives designed to make digital ownership of content more compelling for consumers.

AT&T and Time Warner Merger Agreement

On October 22, 2016, Time Warner entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AT&T Inc. (“AT&T”), West Merger Sub, Inc. and West Merger Sub II, LLC, pursuant to which Time Warner will combine with AT&T in a stock-and-cash transaction. The Merger Agreement was approved unanimously by the boards of directors of both companies. Time Warner shareholders adopted the Merger Agreement at a special meeting of shareholders held on February 15, 2017. Subject to the satisfaction of the remaining conditions in the Merger Agreement, upon consummation of the merger, Time Warner’s shareholders will receive per share consideration consisting of $53.75 in cash and a specified number of shares of AT&T stock, as set forth in the Merger Agreement and determined by reference to the average of the volume weighted averages of the trading price of AT&T common stock on the New York Stock Exchange (“NYSE”) on each of the 15 consecutive NYSE trading days ending on and including the trading day that is three trading days prior to the closing of the merger (the “Average Stock Price”). The stock portion of the per share consideration will be subject to a collar such that if the Average Stock Price is between $37.411 and $41.349, Time Warner shareholders will receive shares of AT&T stock equal to $53.75 in value for each share of Time Warner common stock. If the Average Stock Price is below $37.411, Time Warner’s shareholders will receive 1.437 AT&T shares for each share of Time Warner common stock. If the Average Stock Price is above $41.349, Time Warner shareholders will receive 1.300 AT&T shares for each share of Time Warner common stock. The merger is conditioned on the receipt of certain antitrust and other required regulatory consents. The merger is expected to close before year-end 2017. Should Time Warner terminate the Merger Agreement in specified circumstances, Time Warner may be required to pay AT&T a termination fee equal to $1.725 billion if Time Warner enters into or consummates an alternative transaction with a third party following such termination of the Merger Agreement.

The merger with AT&T is consistent with the Company’s strategy of ensuring that its content is available to consumers on a wide range of distribution platforms. The Company expects the merger will accelerate the Company’s efforts to spur innovation in the media industry and improve the consumer experience with pay television bundles by creating compelling consumer offerings and developing more targeted advertising offerings, and it will accelerate and reduce the risk in Time Warner’s strategy to distribute content through other online and mobile services, including those offered directly to consumers.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by transactions and certain other items in each period as follows (millions):

	Three Months Ended March 31,
	2017	2016
Asset impairments	$(1)	$(3)
Gain on operating assets, net	7	—
Costs related to the AT&T merger	(82)	—
Other	(1)	(13)

Impact on Operating Income	(77)	(16)
Investment gains (losses), net	159	(11)
Amounts related to the separation or disposition of former Time Warner segments	(4)	(4)
Items affecting comparability relating to equity method investments	(1)	9

Pretax impact	77	(22)
Income tax impact of above items	39	4

Impact of items affecting comparability on income from continuing operations	$116	$(18)

In addition to the items affecting comparability described above, the Company incurred Restructuring and severance costs of $12 million and $5 million for the three months ended March 31, 2017 and 2016, respectively. For further discussion of Restructuring and severance costs, see “Consolidated Results” and “Business Segment Results.”

Asset Impairments

During the three months ended March 31, 2017, the Company recognized miscellaneous asset impairments of $1 million at the Warner Bros. segment. During the three months ended March 31, 2016, the Company recognized miscellaneous asset impairments of $3 million, consisting of $2 million at Corporate and $1 million at the Warner Bros. segment.

Gain on Operating Assets, Net

During the three months ended March 31, 2017, the Company recognized miscellaneous gains on operating assets of $7 million, consisting of $6 million at the Turner segment and $1 million at the Warner Bros. segment.

Costs related to the AT&T merger

For the three months ended March 31, 2017, the Company recognized $82 million of costs related to the AT&T merger, consisting of $26 million at Corporate, $22 million at the Turner segment, $22 million at the Warner Bros. segment and $12 million at the Home Box Office segment. These costs reflected $18 million of external transaction costs and $64 million of costs from employee retention programs (as discussed below). Approximately $80 million of these costs are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations and the remainder in Costs of revenues in the accompanying Consolidated Statement of Operations.

In connection with entering into the Merger Agreement, as of March 31, 2017, the Company has granted 5.7 million special retention restricted stock units (“Special Retention RSUs”) to certain employees of Time Warner and its divisions, including all executive officers of Time Warner. Half of the Special Retention RSUs will vest 25% per year on each of the first four anniversaries of February 15, 2017, and the remaining half will vest 25% per year on each of the first four anniversaries of February 15, 2018. Pursuant to the Special Retention RSU agreements, vesting as a result of retirement is not permitted unless the employee retires after the merger has closed. In addition, the awards do not accelerate automatically following the closing of the merger. Instead, the employee must remain employed following the closing, and the awards will vest only upon the scheduled vesting date or upon termination of employment under certain circumstances, such as termination without cause, for good reason or due to retirement.

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

Other

For the three months ended March 31, 2017, Other includes external costs related to mergers, acquisitions or dispositions of $1 million at the Turner segment. For the three months ended March 31, 2016, Other includes external costs related to mergers, acquisitions or dispositions of $4 million, consisting of $3 million at Corporate and $1 million at the Warner Bros. segment. For the three months ended March 31, 2016, Other also includes $9 million of expenses at the Home Box Office segment related to Home Box Office’s withdrawal from a multiemployer benefit plan. External costs related to mergers, acquisitions or dispositions and the accrued benefit plan withdrawal expenses are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Investment Gains (Losses), Net

Investment gains (losses), net are included in Other income (loss), net in the accompanying Consolidated Statement of Operations. The detail of Investment gains (losses), net is shown in the table below (millions):

	Three Months Ended March 31,
	2017	2016
Sale of interest in Omni Atlanta hotel joint venture	$99	$—
Fair value adjustments (a)	54	(19)
Gains on other investments	6	8

Investment gains (losses), net	$159	$(11)

(a)	Related to warrants to purchase common stock of Central European Media Enterprises Ltd. (“CME”) held by the Company.

Amounts Related to the Separation or Disposition of Former Time Warner Segments

For both the three months ended March 31, 2017 and 2016, the Company recognized $4 million of losses related to the disposition of former Time Warner segments, primarily reflecting pension and other retirement benefits related to employees and former employees of Time Inc. These amounts have been reflected in Other income (loss), net in the accompanying Consolidated Statement of Operations.

Items Affecting Comparability Relating to Equity Method Investments

For the three months ended March 31, 2017, the Company recognized $1 million of losses related to its share of investment losses recorded by equity method investees. For the three months ended March 31, 2016, the Company recognized $9 million of income primarily related to its share of investment gains recorded by equity method investees. These amounts have been reflected in Other income (loss), net in the accompanying Consolidated Statement of Operations.

Income Tax Impact

The income tax impact reflects the estimated tax provision or tax benefit associated with each item affecting comparability using the effective tax rate for the item. The estimated tax provision or tax benefit can vary based on certain factors, including the taxability or deductibility of the item and the applicable tax jurisdiction for the item. For the three months ended March 31, 2017, the income tax impact includes a $69 million benefit primarily reflecting the reversal of a valuation allowance related to the use of capital loss carryforwards to offset the gain on the sale by the Turner segment of its interest in the joint venture that owns the Omni Atlanta hotel and the expected use of capital loss carryforwards in connection with the Turner segment’s entry into an agreement to sell its Atlanta broadcast television station, which closed in the second quarter of 2017.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Consolidated Results

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying Consolidated Statement of Operations.

Revenues.  The components of Revenues are as follows (millions):

	Three Months Ended March 31,
	2017	2016	% Change
Turner	$3,088	$2,906	6%
Home Box Office	1,568	1,506	4%
Warner Bros.	3,365	3,109	8%
Intersegment eliminations	(286)	(213)	34%

Total revenues	$7,735	$7,308	6%

For the three months ended March 31, 2017, Revenues at the Turner and Home Box Office segments increased primarily driven by higher Subscription revenues, and Revenues at the Warner Bros. segment increased driven by higher Television and Theatrical product revenues, partially offset by lower Videogames and other revenues. Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

Costs of Revenues.  For the three months ended March 31, 2017 and 2016, Costs of revenues were $4.333 billion and $4.005 billion, respectively. The increase in Costs of revenues for the three months ended March 31, 2017 primarily reflected higher programming expenses at the Turner segment and higher film and television production costs at the Warner Bros. segment, partially offset by lower programming and distribution expenses at the Home Box Office segment. The segment variations are discussed in “Business Segment Results.”

Selling, General and Administrative Expenses.  For the three months ended March 31, 2017, Selling, general and administrative expenses increased 2% to $1.275 billion from $1.251 billion for the three months ended March 31, 2016, primarily reflecting increases at the Turner and Warner Bros. segments, partially offset by decreases at Corporate and the Home Box Office segment. For the three months ended March 31, 2017, Selling, general and administrative expenses included approximately $80 million of costs related to the AT&T merger. The segment variations are discussed in “Business Segment Results.”

Included in Costs of revenues and Selling, general and administrative expenses is depreciation expense of $120 million and $119 million for the three months ended March 31, 2017 and 2016, respectively.

Amortization Expense.  Amortization expense was $45 million and $48 million for the three months ended March 31, 2017 and 2016, respectively.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Restructuring and Severance Costs.  For the three months ended March 31, 2017 and 2016, the Company incurred Restructuring and severance costs primarily related to employee terminations and other exit activities. Restructuring and severance costs are as follows (millions):

	Three Months Ended March 31,
	2017	2016
Turner	$2	$1
Home Box Office	2	4
Warner Bros.	9	1
Corporate	(1)	(1)

Total restructuring and severance costs	$12	$5

Operating Income.  Operating Income increased to $2.076 billion for the three months ended March 31, 2017 from $1.996 billion for the three months ended March 31, 2016. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $77 million and $16 million of expense for the three months ended March 31, 2017 and 2016, respectively, Operating Income increased $141 million, primarily reflecting increases at the Home Box Office and Warner Bros. segments.

Interest Expense, Net.  Interest expense, net detail is shown in the table below (millions):

	Three Months Ended March 31,
	2017	2016
Interest expense	$(308)	$(347)
Interest income	49	63

Interest expense, net	$(259)	$(284)

The decrease in interest expense for the three months ended March 31, 2017 was primarily due to lower average interest rates and lower average debt balances. The decrease in interest income for the three months ended March 31, 2017 was primarily driven by the financing transactions with CME that were completed in the second quarter of 2016.

Other Income (Loss), Net.  Other income (loss), net detail is shown in the table below (millions):

	Three Months Ended March 31,
	2017	2016
Investment gains (losses), net	$159	$(11)
Amounts related to the separation or disposition of former Time Warner segments	(4)	(4)
Loss from equity method investees	(76)	(34)
Other	(3)	9

Other income (loss), net	$76	$(40)

Investment gains (losses), net and amounts related to the separation or disposition of former Time Warner segments are discussed under “Transactions and Other Items Affecting Comparability.”

Income Tax Provision.  Income tax provision decreased to $470 million for the three months ended March 31, 2017 from $498 million for the three months ended March 31, 2016. The Company’s effective tax rate was 25% and 30% for the three months ended March 31, 2017 and 2016, respectively. The decrease in the effective tax rate for the three months ended March 31, 2017 was primarily due to the impact of the Company’s adoption of the new share-based compensation accounting guidance relating to excess tax benefits recognized with respect to share-based awards and the expected utilization of certain tax attribute carryovers.

Income from Continuing Operations.  Income from continuing operations was $1.423 billion and $1.174 billion for the three months ended March 31, 2017 and 2016, respectively. Excluding the items noted under “Transactions and Other Items Affecting

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Comparability” totaling $116 million of income and $18 million of expense for the three months ended March 31, 2017 and 2016, respectively, Income from continuing operations increased $115 million, primarily due to higher Operating Income and the change in Other income (loss), net. Basic and Diluted income from continuing operations per common share were $1.84 and $1.80, respectively, for the three months ended March 31, 2017 and were $1.48 and $1.46, respectively, for the three months ended March 31, 2016.

Discontinued Operations, Net of Tax.  For the three months ended March 31, 2016, Discontinued operations, net of tax was income of $40 million, related to the recognition of additional tax benefits associated with certain foreign tax attributes of Warner Music Group (“WMG”), which the company disposed of in 2004. Both Basic and Diluted income from discontinued operations per common share were $0.05 for the three months ended March 31, 2016.

Net Income attributable to Time Warner shareholders.  Net income attributable to Time Warner shareholders was $1.424 billion and $1.214 billion for the three months ended March 31, 2017 and 2016, respectively. Basic and Diluted net income per common share were $1.84 and $1.80, respectively, for the three months ended March 31, 2017 and were $1.53 and $1.51, respectively, for the three months ended March 31, 2016.

Business Segment Results

Turner.  Revenues and Operating Income of the Turner segment for the three months ended March 31, 2017 and 2016 are as follows (millions):

	Three Months Ended March 31,
	2017	2016	% Change
Revenues:
Subscription	$1,665	$1,490	12%
Advertising	1,213	1,235	(2)%
Content and other	210	181	16%

Total revenues	3,088	2,906	6%
Costs of revenues (a)	(1,413)	(1,214)	16%
Selling, general and administrative (a)	(455)	(401)	13%
Gain on operating assets	6	—	NM
Restructuring and severance costs	(2)	(1)	100%
Depreciation	(50)	(47)	6%
Amortization	(4)	(4)	—%

Operating Income	$1,170	$1,239	(6)%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

For the three months ended March 31, 2017, Subscription revenues increased primarily due to higher domestic subscription revenues of $165 million reflecting higher contractual rates, partially offset by a decrease in subscribers.

For the three months ended March 31, 2017, the decrease in Advertising revenues reflected lower domestic revenues of $27 million primarily driven by lower audience delivery at Turner’s entertainment networks.

The increase in Content and other revenue for the three months ended March 31, 2017 was primarily due to higher television licensing revenues.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The components of Costs of revenues for the Turner segment are as follows (millions):

	Three Months Ended March 31,
	2017	2016	% Change
Programming costs:
Originals and sports	$982	$817	20%
Acquired films and syndicated series	210	201	4%

Total programming costs	1,192	1,018	17%
Other direct operating costs	221	196	13%

Costs of revenues (a)	$1,413	$1,214	16%

(a)	Costs of revenues exclude depreciation.

For the three months ended March 31, 2017, programming costs increased mainly due to higher costs for National Basketball Association programming and, to a lesser extent, original programming. The Company expects that the rate of growth for programming costs will be higher for the first half of 2017 compared to the same period in 2016, principally due to certain sports programming. The increase in other direct operating costs for the three months ended March 31, 2017 primarily related to costs associated with Turner’s and Warner Bros.’ strategic partnership to grow their global kids businesses, including the Boomerang-branded SVOD service, as well as other digital initiatives.

For the three months ended March 31, 2017, Selling, general and administrative expenses increased primarily due to $22 million of costs related to the AT&T merger and higher marketing expense of $13 million.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Gain on operating assets, costs related to the AT&T merger and external costs related to mergers, acquisitions and dispositions for the three months ended March 31, 2017 and 2016, which affected the comparability of the Turner segment’s results.

Operating Income for the three months ended March 31, 2017 decreased due to higher Costs of revenues and Selling, general and administrative expenses, partially offset by higher Revenues.

Home Box Office.  Revenues and Operating Income of the Home Box Office segment for the three months ended March 31, 2017 and 2016 are as follows (millions):

	Three Months Ended March 31,
	2017	2016	% Change
Revenues:
Subscription	$1,302	$1,236	5%
Content and other	266	270	(1)%

Total revenues	1,568	1,506	4%
Costs of revenues (a)	(759)	(783)	(3)%
Selling, general and administrative (a)	(201)	(220)	(9)%
Restructuring and severance costs	(2)	(4)	(50)%
Depreciation	(19)	(18)	6%
Amortization	(4)	(4)	—%

Operating Income	$583	$477	22%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

For the three months ended March 31, 2017, Subscription revenues increased due to higher domestic subscription revenues of $49 million, reflecting higher contractual rates and increased subscribers, as well as higher international subscription revenues of $17 million, primarily reflecting growth in Europe.

For the three months ended March 31, 2017, Content and other revenues were essentially flat as lower home entertainment revenues of $55 million were offset by higher licensing revenues.

The components of Costs of revenues for the Home Box Office segment are as follows (millions):

	Three Months Ended March 31,
	2017	2016	% Change
Programming costs:
Originals and sports	$263	$306	(14)%
Acquired films and syndicated series	289	259	12%

Total programming costs	552	565	(2)%
Other direct operating costs	207	218	(5)%

Costs of revenues (a)	$759	$783	(3)%

(a)	Costs of revenues exclude depreciation.

The decrease in originals and sports programming costs for the three months ended March 31, 2017 was primarily due to the impact of the change in the estimate of the utilization period of Home Box Office’s original programming described below. The increase in acquired films and syndicated series programming costs for the three months ended March 31, 2017 primarily related to acquired programming for HBO’s domestic and international businesses.

During the second quarter of 2016, the Home Box Office segment revised its estimate of the period over which its original programming is utilized by its subscribers. The updated estimate gives consideration to Home Box Office’s original programming history and was driven by consumer viewing patterns, which are influenced by the increased availability of and on-demand access to Home Box Office’s content across a wide variety of devices and services, including HBO’s OTT service, which launched in April 2015. As a result, in determining amortization under the film forecast computation method, the weighted average subscriber utilization period for the majority of Home Box Office’s original programming was increased by approximately five months. The impact of this change was a reduction in amortization expense of approximately $95 million recognized in the three months ended June 30, 2016, of which approximately $50 million represented the impact to the three months ended March 31, 2016.

For the three months ended March 31, 2017, Selling, general and administrative expenses decreased primarily due to lower employee-related costs, partially offset by $12 million of costs related to the AT&T merger. In addition, the prior year quarter included $9 million of expenses related to Home Box Office’s withdrawal from a multiemployer benefit plan.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of costs related to the AT&T merger for the three months ended March 31, 2017, which affected the comparability of the Home Box Office segment’s results.

The increase in Operating Income for the three months ended March 31, 2017 was primarily due to higher Revenues, lower Costs of revenues and lower Selling, general and administrative expenses.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Warner Bros.  Revenues and Operating Income of the Warner Bros. segment for the three months ended March 31, 2017 and 2016 are as follows (millions):

	Three Months Ended March 31,
	2017	2016	% Change
Revenues:
Theatrical product	$1,377	$1,234	12%
Television product	1,675	1,425	18%
Videogames and other	313	450	(30)%

Total revenues	3,365	3,109	8%
Costs of revenues (a)	(2,331)	(2,156)	8%
Selling, general and administrative (a)	(456)	(439)	4%
Gain on operating assets	1	—	NM
Asset impairments	(1)	(1)	—%
Restructuring and severance costs	(9)	(1)	NM
Depreciation	(44)	(48)	(8)%
Amortization	(37)	(40)	(8)%

Operating Income	$488	$424	15%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

Revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television or OTT services). The components of Revenues for the three months ended March 31, 2017 and 2016 are as follows (millions):

	Three Months Ended March 31,
	2017	2016	% Change
Theatrical product:
Film rentals	$443	$367	21%
Home video and electronic delivery	368	321	15%
Television licensing	485	475	2%
Consumer products and other	81	71	14%

Total theatrical product	$1,377	$1,234	12%

Television product:
Television licensing	1,490	1,238	20%
Home video and electronic delivery	87	94	(7)%
Consumer products and other	98	93	5%

Total television product	$1,675	$1,425	18%

Theatrical product revenue from film rentals increased for the three months ended March 31, 2017, primarily reflecting higher revenues from theatrical films released during the first quarter of 2017 compared to the first quarter of 2016. The Company released four and three theatrical films in the first quarters of 2017 and 2016, respectively.

For the three months ended March 31, 2017, theatrical product revenues from home video and electronic delivery increased due to higher revenues of $25 million from prior period releases, including catalog titles, during the first quarter of 2017 compared to the first quarter of 2016 and higher revenues of $22 million from releases during the first quarter of 2017 compared to the first quarter of 2016. There were four and seven home video and electronic delivery releases in the first quarters of 2017 and 2016, respectively.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The increase in television product revenues from television licensing for the three months ended March 31, 2017 was primarily due to higher domestic licensing revenues related to certain library series.

Videogames and other revenues decreased for the three months ended March 31, 2017 primarily due to lower revenues of $69 million from releases during the first quarter of 2017 compared to the first quarter of 2016 and lower carryover revenues of $60 million from prior period releases. The Company released one and two videogames in the first quarters of 2017 and 2016, respectively.

The components of Costs of revenues for the Warner Bros. segment are as follows (millions):

	Three Months Ended March 31,
	2017	2016	% Change
Film and television production costs	$1,667	$1,527	9%
Print and advertising costs	492	394	25%
Other costs, including merchandise and related costs	172	235	(27)%

Costs of revenues (a)	$2,331	$2,156	8%

(a)	Costs of revenues excludes depreciation.

Included in film and television production costs are production costs related to videogames, as well as theatrical film and videogame valuation adjustments resulting primarily from revisions to estimates of ultimate revenue and/or costs for certain theatrical films and videogames. Theatrical film valuation adjustments were $10 million and $1 million for the three months ended March 31, 2017 and 2016, respectively. Videogame valuation adjustments were $5 million and $4 million for the three months ended March 31, 2017 and 2016, respectively. The increase in film and television production costs for the three months ended March 31, 2017 was primarily a result of higher revenues for television product. The increase in print and advertising costs for the three months ended March 31, 2017 was primarily due to the type and number of theatrical releases. Other costs, including merchandise and related costs decreased for the three months ended March 31, 2017 primarily due to lower distribution-related costs of sales primarily as a result of lower revenues for videogames.

Selling, general and administrative expenses increased for the three months ended March 31, 2017 primarily due to costs related to the AT&T merger, higher costs related to digital initiatives and higher third party distribution fees, partially offset by lower equity-based compensation, none of which were individually significant.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Gain on operating assets, Asset impairments, costs related to the AT&T merger and external costs related to mergers, acquisitions and dispositions for the three months ended March 31, 2017 and 2016, which affected the comparability of the Warner Bros. segment’s results.

The increase in Operating Income for the three months ended March 31, 2017 was primarily due to higher Revenues, partially offset by higher Costs of revenues and Selling, general and administrative expenses.

Corporate.  Corporate’s Operating Loss for the three months ended March 31, 2017 and 2016 was as follows (millions):

	Three Months Ended March 31,
	2017	2016	% Change
Selling, general and administrative (a)	$(108)	$(133)	(19)%
Asset impairments	—	(2)	NM
Restructuring and severance costs	1	1	—%
Depreciation	(7)	(6)	17%

Operating Loss	$(114)	$(140)	(19)%

(a)	Selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments, costs related to the AT&T merger and external costs related to mergers, acquisitions and dispositions for the three months ended March 31, 2017 and 2016, which affected the comparability of Corporate’s results.

For the three months ended March 31, 2017, Operating loss decreased primarily due to lower equity-based compensation expense, which mainly reflected lower expenses for performance stock units, partially offset by $26 million of costs related to the AT&T merger.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including scheduled debt repayments and quarterly dividend payments. Time Warner’s sources of cash include Cash provided by operations, Cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at March 31, 2017 was $6.217 billion, which included $1.450 billion of Cash and equivalents.

Current Financial Condition

At March 31, 2017, Time Warner had $23.210 billion of debt and $1.450 billion of Cash and equivalents, resulting in net debt of $21.760 billion, compared to $24.339 billion of debt and $1.539 billion of Cash and equivalents, or net debt of $22.800 billion, at December 31, 2016. At March 31, 2017, Total equity was $25.427 billion compared to $24.337 billion at December 31, 2016.

The following table shows the significant items contributing to the decrease in net debt from December 31, 2016 to March 31, 2017 (millions):

Balance at December 31, 2016	$22,800
Cash provided by operations	(1,461)
Capital expenditures	98
Dividends paid to common stockholders	316
Investments and acquisitions, net of cash acquired, including available-for-sale securities	168
Proceeds from the exercise of stock options	(56)
Other investment proceeds, including available-for-sale securities	(240)
All other, net	135

Balance at March 31, 2017	$21,760

Cash Flows

For the three months ended March 31, 2017 and 2016, Cash and equivalents decreased by $89 million and $615 million, respectively. Components of these changes are discussed below in more detail.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Operating Activities

Details of Cash provided by operations are as follows (millions):

	Three Months Ended March 31,
	2017	2016
Operating Income	$2,076	$1,996
Depreciation and amortization	165	167
Net interest payments (a)	(303)	(278)
Net income taxes paid (b)	(118)	(130)
All other, net, including working capital changes	(359)	(1,002)

Cash provided by operations	$1,461	$753

(a)	Includes cash interest received of $10 million and $13 million for the three months ended March 31, 2017 and 2016, respectively.
(b)	Includes income tax refunds received of $4 million for both the three months ended March 31, 2017 and 2016.

Cash provided by operations for the three months ended March 31, 2017 increased primarily due to a decrease in cash used by working capital, which was mainly due to changes in accounts receivable reflecting higher cash collections.

Investing Activities

Details of Cash used by investing activities are as follows (millions):

	Three Months Ended March 31,
	2017	2016
Investments in available-for-sale securities	$—	$(5)
Investments and acquisitions, net of cash acquired	(168)	(93)
Capital expenditures	(98)	(75)
Other investment proceeds, including available-for-sale securities	240	18

Cash used by investing activities	$(26)	$(155)

The decrease in Cash used by investing activities for the three months ended March 31, 2017 was primarily due to proceeds received from the sale of the Turner segment’s interest in the joint venture that owns the Omni Atlanta hotel. Included in Investments and acquisitions, net of cash acquired for the three months ended March 31, 2017 and 2016 are payments of $85 million and $34 million, respectively, related to the construction and development of office and studio space in the Hudson Yards development on the west side of Manhattan for the Company’s new headquarters and consolidated location for employees based in New York City.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Financing Activities

Details of Cash used by financing activities are as follows (millions):

	Three Months Ended March 31,
	2017	2016
Borrowings	$—	$2
Debt repayments	(1,144)	(152)
Proceeds from the exercise of stock options	56	56
Excess tax benefit from equity instruments	—	27
Principal payments on capital leases	(3)	(3)
Repurchases of common stock	—	(711)
Dividends paid	(316)	(322)
Other financing activities	(117)	(110)

Cash used by financing activities from continuing operations	$(1,524)	$(1,213)

Cash used by financing activities for the three months ended March 31, 2017 increased primarily due to an increase in Debt repayments, partially offset by the impact of the discontinuation of share repurchases under the stock repurchase program in connection with the Company’s entry into the Merger Agreement.

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At March 31, 2017, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $29.454 billion. Of this committed capacity, $6.217 billion was unused and $23.210 billion was outstanding as debt. At March 31, 2017, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

	Committed Capacity (a)	Letters of Credit (b)	Outstanding Debt (c)	Unused Committed Capacity
Cash and equivalents	$1,450	$—	$—	$1,450
Revolving credit facilities and commercial paper program (d)	5,000	—	251	4,749
Fixed-rate public debt	22,733	—	22,733	—
Other obligations (e)	271	27	226	18

Total	$29,454	$27	$23,210	$6,217

(a)

The revolving credit facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted average maturity of the Company’s outstanding debt and other financing arrangements was 11.7 years as of March 31, 2017.

(b)	Represents the portion of committed capacity, including from bilateral letter of credit facilities, reserved for outstanding and undrawn letters of credit.
(c)

Represents principal amounts adjusted for premiums and discounts and $102 million of unamortized debt issuance costs. At March 31, 2017, the principal amounts of the Company’s publicly issued debt mature as follows: $500 million in 2017, $600 million in 2018, $650 million in 2019, $1.400 billion in 2020, $2.0 billion in 2021, $1.0 billion in 2022 and $16.774 billion thereafter. In the period after 2022, no more than $2.0 billion will mature in any given year.

(d)

The revolving credit facilities consist of two $2.5 billion revolving credit facilities. The Company may issue unsecured commercial paper notes up to the amount of the unused committed capacity under the revolving credit facilities. Unsecured commercial paper notes issued by the Company typically mature in 90 days.

(e)	Unused committed capacity includes committed financings of subsidiaries under local bank credit agreements. Other debt obligations totaling $57 million are due within the next twelve months.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the worldwide licensing of theatrical and television product for premium cable, basic cable, network and syndicated television and OTT exhibition. Backlog was $6.6 billion and $6.8 billion at March 31, 2017 and December 31, 2016, respectively. Included in the backlog amounts is licensing of theatrical and television product from the Warner Bros. segment to the Turner segment in the amount of $912 million and $942 million at March 31, 2017 and December 31, 2016, respectively. Also included in the backlog amounts is licensing of theatrical product from the Warner Bros. segment to the Home Box Office segment in the amount of $659 million and $689 million at March 31, 2017 and December 31, 2016, respectively.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of the forward-looking statements in this report include, but are not limited to, the statements regarding (i) expected further modest declines in the number of subscribers to multichannel video services provided by traditional affiliates in the U.S.; (ii) the expected timing of the completion of the AT&T merger; (iii) the Company’s expectations regarding the impact of the AT&T merger on the Company’s efforts to spur innovation in the media industry and improve the consumer experience as well as its impact on the Company’s strategy; and (iv) the expected higher growth rate for programming costs at the Turner segment during the first half of 2017 compared to the same period in 2016.

The Company’s forward-looking statements are based on management’s current expectations and assumptions regarding the Company’s business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. The Company’s actual results may vary materially from those expressed or implied in its forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;
•	the risk that the necessary regulatory approvals for the proposed merger may not be obtained or may be obtained subject to conditions that are not anticipated;
•	risks that any of the closing conditions to the merger may not be satisfied in a timely manner;
•	risks related to disruption of management time from ongoing business operations due to the merger;
•	failure to realize the benefits expected from the merger;
•	the effect of the announcement of the merger on the ability of Time Warner to retain customers and retain and hire key personnel;
•	the effect of the announcement of the merger on the ability of Time Warner to maintain relationships with its suppliers;
•	the effect of the announcement of the merger on Time Warner’s operating results and businesses generally;
•	any litigation in connection with the merger;
•	recent and future changes in technology, services and standards, including alternative methods for the delivery, storage and consumption of digital media and evolving home entertainment formats;
•	changes in consumer behavior, including changes in spending behavior and viewing patterns;
•	changes in the Company’s plans, initiatives and strategies, and the acceptance thereof by consumers, affiliates and other third parties with which the Company does business;
•	changes in the plans, initiatives and strategies of the third parties that distribute, license and/or sell Time Warner’s content;
•	the popularity of the Company’s content;
•	the Company’s ability to enter into or renew affiliate agreements on favorable terms;
•	competitive pressures, including as a result of audience fragmentation and changes in technology and consumer viewing patterns;
•

changes in advertising market conditions or advertising expenditures due to various factors, including decreasing numbers of subscribers to multichannel video services provided by traditional affiliates, changes in consumer viewing patterns, economic conditions, pressure from public interest groups, changes in laws and regulations and other societal or political developments;

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

•	changes in how the Company sells advertising, including offering data- and analytics-driven advertising products, and advertisers’ acceptance thereof;
•

the Company’s ability to deal effectively with economic slowdowns or other economic or market difficulties, including impacts on the economies of the United Kingdom and European Economic Area resulting from the United Kingdom’s pending exit from the European Union (“Brexit”);

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

•	the adequacy of the Company’s risk management framework;
•	changes in U.S. GAAP or other applicable accounting standards and policies;
•	changes in tax, federal communication and other laws and regulations;
•	currency exchange restrictions and currency devaluation risks in some foreign countries;
•	the effect of union or labor disputes or professional sports league player lockouts;
•	the impact of terrorist acts, hostilities, natural disasters (including extreme weather) and pandemic viruses; and
•	the other risks and uncertainties detailed in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET

(Unaudited; millions, except share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and equivalents	$1,450	$1,539
Receivables, less allowances of $848 and $981	8,540	8,699
Inventories	1,983	2,062
Prepaid expenses and other current assets	935	1,185

Total current assets	12,908	13,485
Noncurrent inventories and theatrical film and television production costs	7,923	7,916
Investments, including available-for-sale securities	3,412	3,337
Property, plant and equipment, net	2,462	2,510
Intangible assets subject to amortization, net	738	783
Intangible assets not subject to amortization	7,005	7,005
Goodwill	27,738	27,752
Other assets	3,463	3,178

Total assets	$65,649	$65,966

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,766	$7,192
Deferred revenue	588	564
Debt due within one year	808	1,947

Total current liabilities	8,162	9,703
Long-term debt	22,402	22,392
Deferred income taxes	2,620	2,678
Deferred revenue	493	486
Other noncurrent liabilities	6,515	6,341
Redeemable noncontrolling interest	30	29
Commitments and Contingencies (Note 14)
Equity
Common stock, $0.01 par value, 1.652 billion and 1.652 billion shares issued and 775 million and 772 million shares outstanding	17	17
Additional paid-in capital	146,279	146,780
Treasury stock, at cost (877 million and 880 million shares)	(47,313)	(47,497)
Accumulated other comprehensive loss, net	(1,527)	(1,510)
Accumulated deficit	(72,031)	(73,455)

Total Time Warner Inc. shareholders’ equity	25,425	24,335
Noncontrolling interest	2	2

Total equity	25,427	24,337

Total liabilities and equity	$65,649	$65,966

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS

Three Months Ended March 31,

(Unaudited; millions, except per share amounts)

	2017	2016
Revenues	$7,735	$7,308
Costs of revenues	(4,333)	(4,005)
Selling, general and administrative	(1,275)	(1,251)
Amortization of intangible assets	(45)	(48)
Restructuring and severance costs	(12)	(5)
Asset impairments	(1)	(3)
Gain on operating assets, net	7	—

Operating income	2,076	1,996
Interest expense, net	(259)	(284)
Other income (loss), net	76	(40)

Income from continuing operations before income taxes	1,893	1,672
Income tax provision	(470)	(498)

Income from continuing operations	1,423	1,174
Discontinued operations, net of tax	—	40

Net income	1,423	1,214
Less Net loss attributable to noncontrolling interests	1	—

Net income attributable to Time Warner Inc. shareholders	$1,424	$1,214

Amounts attributable to Time Warner Inc. shareholders:
Income from continuing operations	$1,424	$1,174
Discontinued operations, net of tax	—	40

Net income	$1,424	$1,214

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	$1.84	$1.48
Discontinued operations	—	0.05

Basic net income per common share	$1.84	$1.53

Average basic common shares outstanding	773.6	790.7

Diluted income per common share from continuing operations	$1.80	$1.46
Discontinued operations	—	0.05

Diluted net income per common share	$1.80	$1.51

Average diluted common shares outstanding	789.3	802.3

Cash dividends declared per share of common stock	$0.4025	$0.4025

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Three Months Ended March 31,

(Unaudited; millions)

	2017	2016
Net income	$1,423	$1,214
Other comprehensive loss, net of tax:
Foreign currency translation:
Unrealized losses occurring during the period	(11)	(39)
Securities:
Unrealized gains occurring during the period	—	1
Benefit obligations:
Unrealized gains occurring during the period	2	5
Reclassification adjustment for losses realized in net income	5	6

Change in benefit obligations	7	11

Derivative financial instruments:
Unrealized losses occurring during the period	(15)	—
Reclassification adjustment for (gains) losses realized in net income	2	(17)

Change in derivative financial instruments	(13)	(17)

Other comprehensive loss	(17)	(44)

Comprehensive income	1,406	1,170
Less Comprehensive loss attributable to noncontrolling interests	1	—

Comprehensive income attributable to Time Warner Inc. shareholders	$1,407	$1,170

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ended March 31,

(Unaudited; millions)

	2017	2016
OPERATIONS
Net income	$1,423	$1,214
Less Discontinued operations, net of tax	—	(40)

Net income from continuing operations	1,423	1,174
Adjustments for noncash and nonoperating items:
Depreciation and amortization	165	167
Amortization of film and television costs	2,203	2,112
Asset impairments	1	3
(Gain) loss on investments and other assets, net	(166)	11
Equity in losses of investee companies, net of cash distributions	93	50
Equity-based compensation	57	108
Deferred income taxes	(44)	113
Changes in operating assets and liabilities, net of acquisitions	(2,266)	(2,981)

Cash provided by operations from continuing operations	1,466	757
Cash used by operations from discontinued operations	(5)	(4)

Cash provided by operations	1,461	753

INVESTING ACTIVITIES
Investments in available-for-sale securities	—	(5)
Investments and acquisitions, net of cash acquired	(168)	(93)
Capital expenditures	(98)	(75)
Other investment proceeds	240	18

Cash used by investing activities	(26)	(155)

FINANCING ACTIVITIES
Borrowings	—	2
Debt repayments	(1,144)	(152)
Proceeds from exercise of stock options	56	56
Excess tax benefit from equity instruments	—	27
Principal payments on capital leases	(3)	(3)
Repurchases of common stock	—	(711)
Dividends paid	(316)	(322)
Other financing activities	(117)	(110)

Cash used by financing activities	(1,524)	(1,213)

DECREASE IN CASH AND EQUIVALENTS	(89)	(615)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,539	2,155

CASH AND EQUIVALENTS AT END OF PERIOD	$1,450	$1,540

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF EQUITY

Three Months Ended March 31,

(Unaudited; millions)

	2017			2016
	Time Warner Shareholders	Noncontrolling Interests	Total Equity	Time Warner Shareholders	Noncontrolling Interests	Total Equity
BALANCE AT BEGINNING OF PERIOD	$24,335	$2	$24,337	$23,619	$—	$23,619
Net income (a)	1,424	—	1,424	1,214	1	1,215
Other comprehensive loss	(17)	—	(17)	(44)	—	(44)
Cash dividends	(316)	—	(316)	(322)	—	(322)
Common stock repurchases	—	—	—	(713)	—	(713)
Other, primarily related to stock options and restricted stock units	(1)	—	(1)	89	—	89

BALANCE AT END OF PERIOD	$25,425	$2	$25,427	$23,843	$1	$23,844

(a) Net income excludes losses of $1 million for both of the three months ended March 31, 2017 and March 31, 2016, relating to redeemable noncontrolling interests.

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

Basis of Presentation

Interim Financial Statements

The consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

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

Accounting Guidance Adopted in 2017

Share-Based Payments

On January 1, 2017, the Company adopted, on a prospective basis, new accounting guidance that changes the reporting for certain aspects of share-based payments. One aspect of the guidance requires that the income tax effects of share-based awards be recognized in the Income tax provision in the Consolidated Statement of Operations when the awards vest or are settled. Under the previous guidance, excess tax benefits and deficiencies were recognized in Additional paid-in capital in the Consolidated Balance Sheet. For the three months ended March 31, 2017 and 2016, the amount of excess tax benefits, net of deficiencies, recognized in Income tax provision and Additional paid-in capital, respectively, was $63 million and $22 million, respectively. In addition, because excess tax benefits are no longer recognized in Additional paid-in capital under the new guidance, such amounts are no longer included in the determination of assumed proceeds in applying the treasury stock method when computing earnings per share. Another aspect of the new guidance requires that excess tax benefits be classified as a cash flow from operating activities, rather

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

than a cash flow from financing activities, in the Consolidated Statement of Cash Flows. For the three months ended March 31, 2017 and 2016, the amount of excess tax benefits presented as a cash flow from operating activities and financing activities, respectively, was $63 million and $27 million, respectively. The other aspects of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Accounting Guidance Not Yet Adopted

Net Periodic Benefit Costs

In March 2017, guidance was issued that requires that an employer disaggregate the service cost component from the other components of net periodic benefit costs relating to defined benefit pension and other postretirement benefit plans. While the service cost component of net periodic benefit costs will continue to be presented as an operating expense, the other components are now required to be recorded outside of operating income in the Consolidated Statement of Operations. For the year ended December 31, 2016, net periodic benefit costs relating to defined benefit pension and other postretirement benefit plans were $46 million, $4 million of which related to the service cost component. The guidance will become effective on a retrospective basis for the Company on January 1, 2018.

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

Accounting for Leases

In February 2016, guidance was issued regarding accounting for leases. The main difference between the current guidance and the new guidance is the recognition by the lessee of lease assets and liabilities for those leases it classified as operating leases under the current guidance. Under the new guidance, the recognition, measurement and presentation of expenses and cash flows arising from a lease as well as the lessor accounting model have not significantly changed from current guidance. This guidance also requires qualitative and quantitative disclosures of key information about leasing arrangements. The new guidance will become effective on a modified retrospective basis for the Company on January 1, 2019. The Company is still evaluating the impact of the new guidance on its consolidated financial statements. Because the Company is a party to more than 2,000 operating leases with future minimum rental commitments at December 31, 2016 of $1.154 billion, it expects that the impact of recognizing lease assets and liabilities for these operating leases will be significant to the Company’s Consolidated Balance Sheet.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

i.

Renewals of Licenses of Intellectual Property - Under guidance currently in effect, when the term of an existing license agreement is extended, without any other changes to the provisions of the license, revenue for the renewal period is recognized on the date the renewal is agreed to contractually. Under the new guidance, revenue for the renewed license term will not be recognized until the date the renewal term begins. This change will result in delayed revenue recognition as compared with current revenue recognition guidance. The Company expects that this change will primarily impact the Warner Bros. segment, but it will also, to a lesser degree, impact the Home Box Office and Turner segments.

ii.

License of Content Library - Under guidance currently in effect, when a company licenses a completed library of content and agrees to refresh the library with new content as it becomes available, and the licensee is not entitled to a refund if no further library titles are delivered, revenue is recognized once access to the library is granted to the licensee. Under the new guidance, because there is an implicit obligation for the company to refresh the library with additional content in the future, the company will need to estimate the additional content it will deliver in the future and allocate a portion of the transaction price to that content. As compared with current guidance, this results in a deferral of a portion of the transaction price until delivery of future library content. The Company expects this change will primarily impact the Home Box Office segment.

iii.

Licenses of Symbolic Intellectual Property - Certain intellectual property, such as brands, tradenames and logos, is categorized in the new guidance as symbolic. An assumption inherent in the new guidance is that a licensee’s ability to derive benefit from a license of symbolic intellectual property depends on the licensor continuing to support or maintain the intellectual property throughout the license term. Accordingly, under the new guidance, revenue from licenses of symbolic intellectual property is recognized over the corresponding license term. In certain arrangements where the Company has no remaining performance obligations, under the guidance currently in effect, revenue from licenses of symbolic intellectual property is recognized at the inception of the license term. Therefore, the new guidance will result in a deferral of revenue recognition as compared to current guidance. This change will primarily impact the Warner Bros. segment.

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

On October 22, 2016, Time Warner entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AT&T. The Merger Agreement provides for the merger of a newly formed wholly owned subsidiary of AT&T with and into Time Warner, with Time Warner continuing as the surviving company in the merger. Immediately thereafter, Time Warner will merge with and into a limited liability company formed by AT&T, which will continue as the surviving entity and a wholly owned subsidiary of AT&T. The Merger Agreement was unanimously approved by all members of Time Warner’s and AT&T’s boards of directors. Time Warner shareholders adopted the Merger Agreement at a special meeting of shareholders on February 15, 2017. Subject to the satisfaction of the remaining conditions set forth in the Merger Agreement, upon consummation of the merger, each share of the Company’s common stock will be converted into the right to receive $53.75 in cash and a specified number of shares of AT&T stock, as set forth in the Merger Agreement and determined by reference to the average of the volume weighted averages of the trading price of AT&T common stock on the New York Stock Exchange (“NYSE”) on each of the 15 consecutive NYSE trading days ending on and including the trading day that is three trading days prior to the closing of the merger (the “Average Stock Price”). The stock portion of the per share consideration will be subject to a collar such that if the Average Stock Price is between $37.411 and $41.349, Time Warner shareholders will receive shares of AT&T stock equal to $53.75 in value for each share of Time Warner common stock. If the Average Stock Price is below $37.411, Time Warner shareholders will receive 1.437 AT&T shares for each share of Time Warner

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

common stock. If the Average Stock Price is an amount greater than $41.349, Time Warner shareholders will receive 1.300 AT&T shares for each share of Time Warner common stock. The merger is conditioned on the receipt of certain antitrust and other required regulatory consents. The merger is expected to close before year-end 2017. Should Time Warner terminate the Merger Agreement in specified circumstances, Time Warner may be required to pay AT&T a termination fee equal to $1.725 billion if Time Warner enters into or consummates an alternative transaction with a third party following such termination of the Merger Agreement.

3.	BUSINESS DISPOSITIONS AND ACQUISITIONS

For the three months ended March 31, 2016, Discontinued operations, net of tax was income of $40 million ($0.05 of diluted income from discontinued operations per common share), related to the recognition of certain tax benefits associated with foreign tax attributes of the Warner Music Group (“WMG”), which the Company disposed of in 2004.

4.	INVESTMENTS

Central European Media Enterprises Ltd.

As of March 31, 2017, the Company had an approximate 47% voting interest in Central European Media Enterprises Ltd.’s (“CME”) common stock and an approximate 76% economic interest in CME on a diluted basis.

As of March 31, 2017, the Company owned 61.4 million shares of CME’s Class A common stock and 1 share of Series A convertible preferred stock, which is convertible into 11.2 million shares of CME’s Class A common stock and votes with the Class A common stock on an as-converted basis. The Company accounts for its investment in CME’s Class A common stock and Series A convertible preferred stock under the equity method of accounting. Although the book value of the Company’s equity method investment in CME has been reduced to zero through the recognition of equity method losses, the Company has continued to record equity method losses because it has guaranteed an aggregate amount of €955 million of CME’s obligations. The amount of such equity method losses at March 31, 2017 was $143 million and is presented in Other noncurrent liabilities on the Consolidated Balance Sheet. In addition, in connection with these guarantees, the Company recognized a liability at the inception of each respective arrangement based on the estimated fair value of the applicable guarantee. At March 31, 2017, the carrying value of liabilities associated with such guarantees was $183 million, which is also included in Other noncurrent liabilities on the Consolidated Balance Sheet. Pursuant to the terms of all of CME’s outstanding senior debt, a change of control of Time Warner provides the administrative agent and/or lenders of this debt the right to declare the debt immediately due and payable. If that were to occur, Time Warner would be obligated under the terms of its guarantees to pay the full amount of the debt, subject to reimbursement from CME on the scheduled maturity dates for the debt in 2018, 2019 and 2021.

As of March 31, 2017, the Company owned all of the outstanding shares of CME’s Series B convertible redeemable preferred shares, which are non-voting and may be converted into 106.2 million shares of CME’s Class A common stock at the Company’s option. The Series B convertible redeemable preferred shares accrete in value until June 24, 2018 at an annual rate of 3.75% compounded quarterly. The Company accounts for its investment in CME’s Series B convertible redeemable preferred shares under the cost method of accounting.

As of March 31, 2017, the Company held 101 million warrants each to purchase one share of CME Class A common stock. The warrants, which became exercisable in May 2016, have a four-year term that expires in May 2018 and an exercise price of $1.00 per share and do not contain any voting rights. The warrants are carried at fair value in the Consolidated Balance Sheet, which at March 31, 2017, was $213 million.

As of March 31, 2017, there were no amounts outstanding under the CME Revolving Credit Facility.

On March 2, 2017, Time Warner, CME and CME Media Enterprises B.V. (“CME BV”), a wholly owned subsidiary of CME, entered into an amendment (the “2017 Amendment”) to the Amended and Restated Reimbursement Agreement, dated as of November 14, 2014, and as amended and restated as of February 19, 2016. Effective March 1, 2017, the 2017 Amendment reduced the guarantee fees payable by CME and CME BV to Time Warner for Time Warner’s guarantees of CME’s obligations under its €251 million senior unsecured term loan that matures on November 1, 2018 and its €235 million senior unsecured term loan that matures on November 1, 2019 as well as CME BV’s obligation under its €469 million senior unsecured term loan that matures on February 19, 2021. The reduced fee to be paid to Time Warner for each of these guarantees is equal to a rate (the “all-in” rate) ranging between 5% and 8.5%, measured quarterly based on CME’s consolidated net leverage ratio, less the interest rate on the term loans. A portion of the fee equal to 5.0% less the interest rate on the term loans is payable in cash by CME and CME BV and the

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

remainder may be payable in cash or in kind, at CME’s option. The 2017 Amendment also provides that if CME’s consolidated debt level is less than €815 million by September 30, 2018, the all-in rate will be decreased further by 50 basis points. In addition, if there is a change in control of CME, the all-in rate will increase to the lower of (i) the then applicable guarantee fee payable to Time Warner plus 3.5% and (ii) 10.0% on the date that is 180 days following such change of control. The 2017 Amendment did not affect the terms of the guarantees the Company provided to CME’s and CME BV’s lenders under the term loans.

5.	FAIR VALUE MEASUREMENT

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, respectively (millions):

	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Diversified equity securities (a)	$170	$—	$—	$170	$163	$—	$—	$163
Available-for-sale securities:
Equity securities	16	—	—	16	17	—	—	17
Debt securities	—	36	—	36	—	37	—	37
Derivatives:
Foreign exchange contracts	—	136	—	136	—	153	—	153
Other	—	—	214	214	—	—	161	161
Liabilities:
Derivatives:
Foreign exchange contracts	—	(13)	—	(13)	—	(9)	—	(9)
Other	—	—	(1)	(1)	—	—	—	—

Total	$186	$159	$213	$558	$180	$181	$161	$522

(a)	Consists of investments related to deferred compensation.

The Company primarily applies the market approach for valuing recurring fair value measurements. As of March 31, 2017 and December 31, 2016, assets valued using significant unobservable inputs (Level 3) primarily related to warrants to purchase shares of Class A common stock of CME valued at $213 million and $159 million, respectively. The Company estimates the fair value of these warrants using a Monte Carlo Simulation model. Significant unobservable inputs used in the fair value measurement at March 31, 2017 are an expected term of 0.69 years and an expected volatility of approximately 46%. As of March 31, 2017 and December 31, 2016, the other Level 3 assets consisted of equity instruments held by employees of a former subsidiary of the Company. As of March 31, 2017, Level 3 liabilities consisted of a liability related to contingent consideration.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles the beginning and ending balances of net derivative assets and liabilities classified as Level 3 and identifies the total gains (losses) the Company recognized during the three months ended March 31, 2017 and 2016 on such assets and liabilities that were included in the Consolidated Balance Sheet as of March 31, 2017 and 2016 (millions):

	March 31, 2017	March 31, 2016
Balance as of the beginning of the period	$161	$173
Total gains (losses), net:
Included in operating income	—	—
Included in other income (loss), net	54	(19)
Included in other comprehensive loss	—	—
Purchases	—	—
Settlements	(1)	5
Issuances	(1)	—

Balance as of the end of the period	$213	$159

Net gain (loss) for the period included in net income related to assets and liabilities still held as of the end of the period	$54	$(19)

Other Financial Instruments

The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at March 31, 2017, the fair value of Time Warner’s public debt exceeded its carrying value by approximately $2.072 billion and, based on interest rates prevailing at December 31, 2016, the fair value of Time Warner’s public debt exceeded its carrying value by approximately $2.238 billion. The fair value of Time Warner’s public debt is considered a Level 2 measurement as it is based on observable market inputs such as current interest rates and, where available, actual sales transactions. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt is retired prior to its maturity.

Information as of March 31, 2017 about the Company’s investments in CME that are not required to be carried at fair value on a recurring basis is as follows (millions):

	Carrying Value	Fair Value	Fair Value Hierarchy
Class A common stock (a)	$—	$225	Level 1
Series B convertible redeemable preferred shares	$—	$329	Level 2

(a)	Includes 1 share of Series A convertible preferred stock.

The fair values of the Company’s investments in CME’s Class A common stock (including Series A convertible preferred stock) and Series B convertible redeemable preferred shares are primarily determined by reference to the March 31, 2017 closing price of CME’s common stock.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the three months ended March 31, 2017 and March 31, 2016, the Company also performed fair value measurements related to certain theatrical films and television programs. In determining the fair value of its theatrical films, the Company employs a DCF methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros.) plus a risk premium representing the risk associated with producing a particular theatrical film. The fair value of any theatrical films and television programs that management plans to abandon is zero. Because the primary determination of fair value is made using a DCF model, the resulting fair value is considered a Level 3 measurement. The following table presents certain theatrical film and television production costs, which were recorded as inventory in the Consolidated Balance Sheet, that were written down to fair value (millions):

	Carrying value before write down	Carrying value after write down
Fair value measurements made during the three months ended March 31,:
2017	$51	$30
2016	$28	$2

6.	INVENTORIES AND THEATRICAL FILM AND TELEVISION PRODUCTION COSTS

Inventories and theatrical film and television production costs consist of (millions):

	March 31, 2017	December 31, 2016
Inventories:
Programming costs, less amortization (a)	$3,520	$3,625
Other inventory, primarily DVDs and Blu-ray Discs	182	184

Total inventories	3,702	3,809
Less: current portion of inventory	(1,983)	(2,062)

Total noncurrent inventories	1,719	1,747

Theatrical film production costs: (b)
Released, less amortization	724	818
Completed and not released	635	460
In production	1,086	1,286
Development and pre-production	126	133

Television production costs: (b)
Released, less amortization	1,976	1,618
Completed and not released	645	841
In production	999	995
Development and pre-production	13	18

Total theatrical film and television production costs	6,204	6,169

Total noncurrent inventories and theatrical film and television production costs	$7,923	$7,916

(a)	Includes the costs of certain programming rights, primarily sports, for which payments have been made prior to the related rights being received.
(b)

Does not include $485 million and $518 million of acquired film library intangible assets as of March 31, 2017 and December 31, 2016, respectively, which are included in Intangible assets subject to amortization, net in the Consolidated Balance Sheet.

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

Net gains and losses from hedging activities recognized in the Consolidated Statement of Operations were as follows (millions):

	Three Months Ended March 31,
	2017	2016
Gains (losses) recognized in:
Cost of revenues	$(1)	$9
Selling, general and administrative	(3)	3
Other income (loss), net	1	22

Amounts included in Other income (loss), net include the impact of forward points and option premiums, which are excluded from the assessment of hedge effectiveness. Other amounts included in Other income (loss), net relate to hedge of foreign-currency-denominated debt and hedge ineffectiveness, which are not material.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions and has entered into collateral agreements with these counterparties to further protect the Company in the event of deterioration of the credit quality of such counterparties on outstanding transactions. Additionally, netting provisions are included in agreements in situations where the Company executes multiple contracts with the same counterparty. For such foreign exchange contracts, the Company offsets the fair values of the amounts owed to or due from the same counterparty and classifies the net amount as a net asset or net liability within Prepaid expenses and other current assets or Accounts payable and accrued liabilities, respectively, in the Consolidated Balance Sheet. The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to Time Warner’s use of foreign currency derivatives at March 31, 2017 and December 31, 2016 (millions):

	March 31, 2017 (a)	December 31, 2016 (b)
Prepaid expenses and other current assets	$136	$153
Accounts payable and accrued liabilities	(13)	(9)

(a)

Includes $294 million ($270 million of qualifying hedges and $24 million of economic hedges) and $171 million ($164 million of qualifying hedges and $7 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

(b)

Includes $297 million ($272 million of qualifying hedges and $25 million of economic hedges) and $153 million ($141 million of qualifying hedges and $12 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At March 31, 2017 and December 31, 2016, $26 million and $46 million of gains, respectively, related to cash flow hedges are recorded in Accumulated other comprehensive loss, net and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in Accumulated other comprehensive loss, net at March 31, 2017 and December 31, 2016 are net losses of $1 million and $3 million, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

At March 31, 2017, the carrying amount of the Company’s €700 million aggregate principal amount of debt due 2023 is designated as a hedge of the variability in the Company’s Euro-denominated net investments. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within Accumulated other comprehensive loss, net in the Consolidated Balance Sheet. For the three months ended March 31, 2017 and 2016, such amounts totaled $13 million and $7 million of losses, respectively.

8.	SHAREHOLDERS’ EQUITY

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

The following summary sets forth the activity within Other comprehensive loss (millions):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax
Unrealized losses on foreign currency translation	$(10)	$(1)	$(11)	$(50)	$11	$(39)
Unrealized gains on securities	—	—	—	2	(1)	1
Unrealized gains on benefit obligations	3	(1)	2	7	(2)	5
Reclassification adjustment for losses on benefit obligations realized in net income (a)	8	(3)	5	9	(3)	6
Unrealized gains (losses) on derivative financial instruments	(23)	8	(15)	1	(1)	—
Reclassification adjustment for (gains) losses on derivative financial instruments realized in net income (b)	3	(1)	2	(27)	10	(17)

Other comprehensive loss	$(19)	$2	$(17)	$(58)	$14	$(44)

(a)	Pretax (gains) losses are included in Selling, general and administrative expenses.
(b)	Pretax (gains) losses are included in Selling, general and administrative expenses, Costs of revenues and Other income (loss), net are as follows (millions):

	Three Months Ended March 31,
	2017	2016
Selling, general and administrative expenses	$3	$(3)
Costs of revenues	—	(9)
Other income (loss), net	—	(15)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	INCOME PER COMMON SHARE

Set forth below is a reconciliation of Basic and Diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders (millions, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Income from continuing operations attributable to Time Warner Inc. shareholders	$1,424	$1,174
Income allocated to participating securities	(4)	(3)

Income from continuing operations attributable to Time Warner Inc. common shareholders— basic	$1,420	$1,171

Average basic common shares outstanding	773.6	790.7
Dilutive effect of equity awards	15.7	11.6

Average diluted common shares outstanding	789.3	802.3

Antidilutive common share equivalents excluded from computation	—	7

Income per common share from continuing operations attributable to Time Warner Inc. common shareholders:
Basic	$1.84	$1.48
Diluted	$1.80	$1.46

10.	EQUITY-BASED COMPENSATION

The following table sets forth the number of stock options, RSUs and PSUs granted (millions):

	Three Months Ended March 31,
	2017	2016
Stock options	—	2.2
RSUs	0.4	2.7
PSUs	—	0.2

The following table sets forth the weighted-average grant date fair value of restricted stock units (“RSUs”) granted during the three months ended March 31, 2017 and 2016 and PSUs granted during the three months ended March 31, 2016. For PSUs, the service inception date precedes the grant date and requires the Company to apply mark-to-market accounting that is reflected in the grant date fair values presented:

	Three Months Ended March 31,
	2017	2016
RSUs	$96.28	$62.38
PSUs	—	112.56

In connection with entering into the Merger Agreement, the Company granted special retention restricted stock units (“Special Retention RSUs”) to certain employees of Time Warner and its divisions, including all executive officers of Time Warner. Half of the Special Retention RSUs will vest 25% per year on each of the first four anniversaries of February 15, 2017, and the remaining half will vest 25% per year on each of the first four anniversaries of February 15, 2018. Pursuant to the Special Retention RSU agreements, vesting as a result of retirement is not permitted unless the employee retires after the merger has closed. In addition, the awards do not accelerate automatically following the closing of the merger. Instead, the employee must remain employed following the closing, and the awards will vest only upon the scheduled vesting date or upon termination of employment under certain circumstances, such as termination without cause, for good reason or due to retirement.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The impact of equity-based compensation awards on Operating income is as follows (millions):

	Three Months Ended March 31,
	2017	2016
Stock options	$7	$21
RSUs and PSUs	50	87

Total impact on operating income	$57	$108

Tax benefit recognized	$19	$38

Total unrecognized compensation cost related to unvested Time Warner stock option awards as of March 31, 2017, without taking into account expected forfeitures, is $46 million and is expected to be recognized over a weighted-average period of approximately 1 year. Total unrecognized compensation cost related to unvested RSUs and PSUs as of March 31, 2017, without taking into account expected forfeitures, is $619 million and is expected to be recognized over a weighted-average period between 1 and 2 years.

11.	BENEFIT PLANS

Components of Net Periodic Benefit Costs

A summary of the components of the net periodic benefit costs from continuing operations recognized for substantially all of Time Warner’s defined benefit pension plans for the three months ended March 31, 2017 and 2016 is as follows (millions):

	Three Months Ended March 31,
	2017	2016
Service cost	$1	$1
Interest cost	16	22
Expected return on plan assets	(15)	(21)
Amortization of net loss	3	4

Net periodic benefit costs (a)	$5	$6

Contributions	$10	$9

(a)

Excludes net periodic benefit costs related to discontinued operations of $3 million and $4 million for the three months ended March 31, 2017 and March 31, 2016, respectively, primarily related to employees and former employees of Time Inc. These amounts have been reflected in Other income (loss), net in the Consolidated Statement of Operations.

12.	RESTRUCTURING AND SEVERANCE COSTS

The Company’s Restructuring and severance costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations and real estate consolidations. Restructuring and severance costs expensed as incurred for the three months ended March 31, 2017 and 2016 are as follows (millions):

	Three Months Ended March 31,
	2017	2016
Turner	$2	$1
Home Box Office	2	4
Warner Bros.	9	1
Corporate	(1)	(1)

Total restructuring and severance costs	$12	$5

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 31,
	2017	2016
2017 initiatives	$16	$—
2016 and prior initiatives	(4)	5

Total restructuring and severance costs	$12	$5

Selected information relating to accrued restructuring and severance costs is as follows (millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2016	$162	$9	$171
Net accruals	12	—	12
Noncash reductions (a)	(2)	—	(2)
Cash paid	(34)	(1)	(35)

Remaining liability as of March 31, 2017	$138	$8	$146

(a)	Noncash reductions relate to the settlement of certain liabilities relating to employee compensation with equity instruments.

As of March 31, 2017, of the remaining $146 million liability, $95 million was classified as a current liability in the Consolidated Balance Sheet, with the remaining $51 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2020.

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

Information as to the Revenues, intersegment revenues, Operating Income (Loss) and Assets of Time Warner’s reportable segments is set forth below (millions):

	Three Months Ended March 31,
	2017	2016
Revenues
Turner	$3,088	$2,906
Home Box Office	1,568	1,506
Warner Bros.	3,365	3,109
Intersegment eliminations	(286)	(213)

Total revenues	$7,735	$7,308

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 31,
	2017	2016
Intersegment Revenues
Turner	$21	$20
Home Box Office	2	3
Warner Bros.	263	190

Total intersegment revenues	$286	$213

	Three Months Ended March 31,
	2017	2016
Operating Income (Loss)
Turner	$1,170	$1,239
Home Box Office	583	477
Warner Bros.	488	424
Corporate	(114)	(140)
Intersegment eliminations	(51)	(4)

Total operating income	$2,076	$1,996

	March 31, 2017	December 31, 2016
Assets
Turner	$26,703	$26,317
Home Box Office	14,692	14,636
Warner Bros.	20,968	21,550
Corporate	3,286	3,463

Total assets	$65,649	$65,966

14.	COMMITMENTS AND CONTINGENCIES

Commitments

Six Flags

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (collectively, the “Parks”), in 1997, certain subsidiaries of the Company (including Historic TW and, in connection with the separation of Time Warner Cable Inc. in 2009, Warner Bros. Entertainment Inc.) agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including: annual payments made at the Parks or to the limited partners and additional obligations at the end of the respective terms for the Partnerships in 2027 and 2028 (the “Guaranteed Obligations”). The aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) are $928 million (for a net present value of $456 million). To date, no payments have been made by the Company pursuant to the Six Flags Guarantee.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized at March 31, 2017. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

Contingencies

In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law.

On April 4, 2007, the National Labor Relations Board (“NLRB”) issued a complaint against CNN America Inc. (“CNN America”) and Team Video Services, LLC (“Team Video”) related to CNN America’s December 2003 and January 2004 terminations of its contractual relationships with Team Video, under which Team Video had provided electronic news gathering services in Washington, D.C. and New York, NY. The National Association of Broadcast Employees and Technicians, under which Team Video’s employees were unionized, initially filed charges of unfair labor practices with the NLRB in February 2004, alleging that CNN America and Team Video were joint employers, that CNN America was a successor employer to Team Video, and/or that CNN America discriminated in its hiring practices to avoid becoming a successor employer or due to specific individuals’ union affiliation or activities. In the complaint, the NLRB sought, among other things, the reinstatement of certain union members and monetary damages. On November 19, 2008, the presiding NLRB Administrative Law Judge (“ALJ”) issued a non-binding recommended decision and order finding CNN America liable. On September 15, 2014, a three-member panel of the NLRB affirmed the ALJ’s decision and adopted the ALJ’s order with certain modifications. On November 12, 2014, both CNN America and the NLRB General Counsel filed motions with the NLRB for reconsideration of the panel’s decision. On March 20, 2015, the NLRB granted the NLRB General Counsel’s motion for reconsideration to correct certain inadvertent errors in the panel’s decision, and it denied CNN America’s motion for reconsideration. On July 9, 2015, CNN America filed a notice of appeal with the U.S. Court of Appeals for the D.C. Circuit regarding the panel’s decision and the denial of CNN America’s motion for reconsideration; on February 23, 2017, the U.S. Court of Appeals for the D.C. Circuit heard oral argument from the parties on CNN America’s appeal.

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

The Company has estimated a range of possible loss for legal claims for which the Company has determined a loss is probable or reasonably possible, including the matter disclosed above. The Company believes the estimate of the aggregate range of possible loss for such matters in excess of accrued liabilities is between $0 and $100 million at March 31, 2017. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

Income Tax Uncertainties

During the three months ended March 31, 2017, the Company recorded net increases to income tax reserves of approximately $16 million, of which approximately $7 million impacted the Company’s effective tax rate. During the three months ended March 31, 2017, the Company recorded net increases to interest reserves related to the income tax reserves of approximately $10 million.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the Company’s judgment, uncertainties related to certain tax matters are reasonably possible of being resolved during the next twelve months. The effect of such resolution, which could vary based on the final terms and timing of actual settlements with taxing authorities, is estimated to be a reduction of recorded unrecognized tax benefits ranging from $0 to $270 million, which would decrease the Company’s effective tax rate.

15.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. The transactions that generate revenue and expenses primarily relate to the licensing by the Warner Bros. segment of content to The CW broadcast network, Hulu and certain international networks, including networks owned by CME. Transactions that generate interest income and other income primarily relate to financing transactions with CME. Receivables due from related parties were $344 million and $265 million at March 31, 2017 and December 31, 2016, respectively. Payables due to related parties were immaterial at March 31, 2017 and December 31, 2016, respectively. Amounts included in the Consolidated Statement of Operations resulting from transactions with related parties consist of (millions):

	Three Months Ended March 31,
	2017	2016
Revenues	$234	$123
Expenses	(1)	—
Interest income	23	41
Other income	2	5

16.	ADDITIONAL FINANCIAL INFORMATION

Additional financial information with respect to cash payments and receipts, Interest expense, net, Other income (loss), net, Accounts payable and accrued liabilities and Other noncurrent liabilities is as follows (millions):

	Three Months Ended March 31,
	2017	2016
Cash Flows
Cash payments made for interest	$(313)	$(291)
Interest income received	10	13

Cash interest payments, net	$(303)	$(278)

Cash payments made for income taxes	$(122)	$(134)
Income tax refunds received	4	4

Cash tax payments, net	$(118)	$(130)

	Three Months Ended March 31,
	2017	2016
Interest Expense, Net
Interest income	$49	$63
Interest expense	(308)	(347)

Total interest expense, net	$(259)	$(284)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 31,
	2017	2016
Other Income (Loss), Net
Investment gains (losses), net	$159	$(11)
Loss on equity method investees	(76)	(34)
Other	(7)	5

Total other income (loss), net	$76	$(40)

	March 31, 2017	December 31, 2016
Accounts Payable and Accrued Liabilities
Accounts payable	$521	$527
Other accrued expenses	1,605	1,878
Participations payable	2,583	2,525
Programming costs payable	850	776
Accrued compensation	651	1,004
Accrued interest	295	320
Accrued income taxes	261	162

Total accounts payable and accrued liabilities	$6,766	$7,192

	March 31, 2017	December 31, 2016
Other Noncurrent Liabilities
Noncurrent tax and interest reserves	$1,628	$1,567
Participations payable	1,939	1,780
Programming costs payable	786	827
Noncurrent pension and post-retirement liabilities	940	954
Deferred compensation	509	491
Other noncurrent liabilities	713	722

Total other noncurrent liabilities	$6,515	$6,341

Accounting for Collaborative Arrangements

The Company’s collaborative arrangements primarily relate to arrangements entered into with third parties to jointly finance and distribute theatrical productions and an arrangement entered into with CBS Broadcasting, Inc. (“CBS”) and The National Collegiate Athletic Association (the “NCAA”).

For the Company’s collaborative arrangements entered into with third parties to jointly finance and distribute theatrical productions, net participation costs of $93 million and $73 million were recorded in Costs of revenues for the three months ended March 31, 2017 and 2016, respectively.

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

March 31, 2017

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
ASSETS
Current assets
Cash and equivalents	$300	$98	$1,052	$—	$1,450
Receivables, net	116	1,237	7,223	(36)	8,540
Inventories	—	574	1,441	(32)	1,983
Prepaid expenses and other current assets	409	107	419	—	935

Total current assets	825	2,016	10,135	(68)	12,908
Noncurrent inventories and theatrical film and television production costs	—	1,891	6,063	(31)	7,923
Investments in amounts due to and from consolidated subsidiaries	48,770	10,915	13,092	(72,777)	—
Investments, including available-for-sale securities	297	449	2,671	(5)	3,412
Property, plant and equipment, net	52	415	1,995	—	2,462
Intangible assets subject to amortization, net	—	—	738	—	738
Intangible assets not subject to amortization	—	2,007	4,998	—	7,005
Goodwill	—	9,880	17,858	—	27,738
Other assets	533	506	2,653	(229)	3,463

Total assets	$50,477	$28,079	$60,203	$(73,110)	$65,649

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$754	$814	$5,290	$(92)	$6,766
Deferred revenue	—	75	520	(7)	588
Debt due within one year	295	511	2	—	808

Total current liabilities	1,049	1,400	5,812	(99)	8,162
Long-term debt	19,331	3,062	9	—	22,402
Deferred income taxes	2,620	2,872	2,023	(4,895)	2,620
Deferred revenue	—	26	467	—	493
Other noncurrent liabilities	2,052	1,885	3,938	(1,360)	6,515
Redeemable noncontrolling interest	—	—	30	—	30
Equity
Due to (from) Time Warner Inc. and subsidiaries	—	(54,590)	(1,287)	55,877	—
Other shareholders’ equity	25,425	73,424	49,209	(122,633)	25,425

Total Time Warner Inc. shareholders’ equity	25,425	18,834	47,922	(66,756)	25,425
Noncontrolling interest	—	—	2	—	2

Total equity	25,425	18,834	47,924	(66,756)	25,427

Total liabilities and equity	$50,477	$28,079	$60,203	$(73,110)	$65,649

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

December 31, 2016

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
ASSETS
Current assets
Cash and equivalents	$617	$91	$831	$—	$1,539
Receivables, net	118	1,294	7,329	(42)	8,699
Inventories	—	528	1,564	(30)	2,062
Prepaid expenses and other current assets	639	91	455	—	1,185

Total current assets	1,374	2,004	10,179	(72)	13,485
Noncurrent inventories and theatrical film and television production costs	—	1,929	6,028	(41)	7,916
Investments in amounts due to and from consolidated subsidiaries	48,212	11,319	13,155	(72,686)	—
Investments, including available-for-sale securities	274	441	2,628	(6)	3,337
Property, plant and equipment, net	48	423	2,039	—	2,510
Intangible assets subject to amortization, net	—	—	783	—	783
Intangible assets not subject to amortization	—	2,007	4,998	—	7,005
Goodwill	—	9,880	17,872	—	27,752
Other assets	520	385	2,522	(249)	3,178

Total assets	$50,428	$28,388	$60,204	$(73,054)	$65,966

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$687	$854	$5,760	$(109)	$7,192
Deferred revenue	—	67	511	(14)	564
Debt due within one year	1,434	511	2	—	1,947

Total current liabilities	2,121	1,432	6,273	(123)	9,703
Long-term debt	19,318	3,065	9	—	22,392
Deferred income taxes	2,678	3,011	2,133	(5,144)	2,678
Deferred revenue	—	26	460	—	486
Other noncurrent liabilities	1,976	1,886	3,815	(1,336)	6,341
Redeemable noncontrolling interest	—	—	29	—	29
Equity
Due to (from) Time Warner Inc. and subsidiaries	—	(52,869)	(366)	53,235	—
Other shareholders’ equity	24,335	71,837	47,849	(119,686)	24,335

Total Time Warner Inc. shareholders’ equity	24,335	18,968	47,483	(66,451)	24,335
Noncontrolling interest	—	—	2	—	2

Total equity	24,335	18,968	47,485	(66,451)	24,337

Total liabilities and equity	$50,428	$28,388	$60,204	$(73,054)	$65,966

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended March 31, 2017

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$2,020	$5,936	$(221)	$7,735
Costs of revenues	—	(923)	(3,601)	191	(4,333)
Selling, general and administrative	(105)	(311)	(886)	27	(1,275)
Amortization of intangible assets	—	—	(45)	—	(45)
Restructuring and severance costs	—	(2)	(10)	—	(12)
Asset impairments	—	—	(1)	—	(1)
Gain on operating assets, net	—	—	7	—	7

Operating income	(105)	784	1,400	(3)	2,076
Equity in pretax income (loss) of consolidated subsidiaries	2,203	1,453	557	(4,213)	—
Interest expense, net	(208)	(68)	16	1	(259)
Other income (loss), net	3	—	72	1	76

Income from continuing operations before income taxes	1,893	2,169	2,045	(4,214)	1,893
Income tax provision	(470)	(613)	(588)	1,201	(470)

Net income	1,423	1,556	1,457	(3,013)	1,423
Less Net loss attributable to noncontrolling interests	1	1	1	(2)	1

Net income attributable to Time Warner Inc. shareholders	$1,424	$1,557	$1,458	$(3,015)	$1,424

Comprehensive income	$1,406	$1,562	$1,446	$(3,008)	$1,406
Less Comprehensive loss attributable to noncontrolling interests	1	1	1	(2)	1

Comprehensive income attributable to Time Warner Inc. shareholders	$1,407	$1,563	$1,447	$(3,010)	$1,407

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended March 31, 2016

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$1,983	$5,562	$(237)	$7,308
Costs of revenues	—	(953)	(3,239)	187	(4,005)
Selling, general and administrative	(120)	(312)	(866)	47	(1,251)
Amortization of intangible assets	—	—	(48)	—	(48)
Restructuring and severance costs	—	(4)	(1)	—	(5)
Asset impairments	(2)	—	(1)	—	(3)

Operating income	(122)	714	1,407	(3)	1,996
Equity in pretax income (loss) of consolidated subsidiaries	2,028	1,426	471	(3,925)	—
Interest expense, net	(247)	(76)	37	2	(284)
Other income (loss), net	13	(3)	(49)	(1)	(40)

Income from continuing operations before income taxes	1,672	2,061	1,866	(3,927)	1,672
Income tax provision	(498)	(618)	(572)	1,190	(498)

Income from continuing operations	1,174	1,443	1,294	(2,737)	1,174
Discontinued operations, net of tax	40	40	40	(80)	40

Net income attributable to Time Warner Inc. shareholders	$1,214	$1,483	$1,334	$(2,817)	$1,214

Comprehensive income attributable to Time Warner Inc. shareholders	$1,170	$1,453	$1,287	$(2,740)	$1,170

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Three Months Ended March 31, 2017

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$1,423	$1,556	$1,457	$(3,013)	$1,423
Less Discontinued operations, net of tax	—	—	—	—	—

Net income from continuing operations	1,423	1,556	1,457	(3,013)	1,423
Adjustments for noncash and nonoperating items:
Depreciation and amortization	3	27	135	—	165
Amortization of film and television costs	—	735	1,480	(12)	2,203
Asset impairments	—	—	1	—	1
(Gain) loss on investments and other assets, net	(22)	5	(149)	—	(166)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(2,203)	(1,453)	(557)	4,213	—
Equity in losses of investee companies, net of cash distributions	6	—	87	—	93
Equity-based compensation	11	23	23	—	57
Deferred income taxes	(44)	(127)	(95)	222	(44)
Changes in operating assets and liabilities, net of acquisitions	342	(12)	(1,181)	(1,415)	(2,266)
Intercompany	—	605	(605)	—	—

Cash provided by operations from continuing operations	(484)	1,359	596	(5)	1,466
Cash used by operations from discontinued operations	—	—	(5)	—	(5)

Cash provided by operations	(484)	1,359	591	(5)	1,461

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(21)	(9)	(138)	—	(168)
Capital expenditures	—	(32)	(66)	—	(98)
Advances to (from) parent and consolidated subsidiaries	1,543	429	1	(1,973)	—
Other investment proceeds	20	—	220	—	240

Cash used by investing activities	1,542	388	17	(1,973)	(26)

FINANCING ACTIVITIES
Debt repayments	(1,144)	—	—	—	(1,144)
Proceeds from exercise of stock options	56	—	—	—	56
Principal payments on capital leases	—	(3)	—	—	(3)
Dividends paid	(316)	—	—	—	(316)
Other financing activities	29	(16)	(131)	1	(117)
Change in due to/from parent and investment in segment	—	(1,721)	(256)	1,977	—

Cash used by financing activities	(1,375)	(1,740)	(387)	1,978	(1,524)

DECREASE IN CASH AND EQUIVALENTS	(317)	7	221	—	(89)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	617	91	831	—	1,539

CASH AND EQUIVALENTS AT END OF PERIOD	$300	$98	$1,052	$—	$1,450

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Three Months Ended March 31, 2016

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$1,214	$1,483	$1,334	$(2,817)	$1,214
Less Discontinued operations, net of tax	(40)	(40)	(40)	80	(40)

Net income from continuing operations	1,174	1,443	1,294	(2,737)	1,174
Adjustments for noncash and nonoperating items:
Depreciation and amortization	2	27	138	—	167
Amortization of film and television costs	—	768	1,351	(7)	2,112
Asset impairments	2	—	1	—	3
(Gain) loss on investments and other assets, net	(3)	—	14	—	11
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(2,028)	(1,426)	(471)	3,925	—
Equity in losses of investee companies, net of cash distributions	(8)	—	59	(1)	50
Equity-based compensation	42	30	36	—	108
Deferred income taxes	113	37	13	(50)	113
Changes in operating assets and liabilities, net of acquisitions	123	(330)	(1,641)	(1,133)	(2,981)
Intercompany	—	616	(616)	—	—

Cash provided by operations from continuing operations	(583)	1,165	178	(3)	757
Cash used by operations from discontinued operations	—	—	(4)	—	(4)

Cash provided by operations	(583)	1,165	174	(3)	753

INVESTING ACTIVITIES
Investments in available-for-sale securities	—	—	(5)	—	(5)
Investments and acquisitions, net of cash acquired	(9)	(14)	(70)	—	(93)
Capital expenditures	(7)	(13)	(55)	—	(75)
Advances to (from) parent and consolidated subsidiaries	1,471	108	—	(1,579)	—
Other investment proceeds	15	—	3	—	18

Cash used by investing activities	1,470	81	(127)	(1,579)	(155)

FINANCING ACTIVITIES
Borrowings	—	—	2	—	2
Debt repayments	—	(150)	(2)	—	(152)
Proceeds from exercise of stock options	56	—	—	—	56
Excess tax benefit from equity instruments	27	—	—	—	27
Principal payments on capital leases	—	(3)	—	—	(3)
Repurchases of common stock	(711)	—	—	—	(711)
Dividends paid	(322)	—	—	—	(322)
Other financing activities	58	(25)	(145)	2	(110)
Change in due to/from parent and investment in segment	—	(1,277)	(303)	1,580	—

Cash used by financing activities	(892)	(1,455)	(448)	1,582	(1,213)

DECREASE IN CASH AND EQUIVALENTS	(5)	(209)	(401)	—	(615)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	976	288	891	—	2,155

CASH AND EQUIVALENTS AT END OF PERIOD	$971	$79	$490	$—	$1,540

Part II. Other Information

Item 1. Legal Proceedings.

The following information supplements and amends the disclosure set forth in Part I, Item 3. Legal Proceedings, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

Reference is made to the complaint issued by the National Labor Relations Board (“NLRB”) against CNN America Inc. (“CNN America”) and Team Video Services, LLC described on page 31 of the 2016 Form 10-K. On February 23, 2017, the U.S. Court of Appeals for the D.C. Circuit heard oral argument from the parties on CNN America’s appeal regarding the decision of the three-member panel of the NLRB and the denial of CNN America’s motion for reconsideration.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors as previously disclosed in Part I, Item 1A. Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

The Company did not purchase any equity securities registered by the Company pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended March 31, 2017.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1, 2017 - January 31, 2017	0	$—	0	$2,693,315,245
February 1, 2017 - February 28, 2017	0	$—	0	$2,693,315,245
March 1, 2017 - March 31, 2017	0	$—	0	$2,693,315,245

Total	0	$—	0	$2,693,315,245

(1)	These amounts do not give effect to any fees, commissions or other costs associated with share repurchases in prior periods.
(2)

On February 10, 2016, the Company announced that its Board of Directors had authorized a total of $5.0 billion in share repurchases beginning January 1, 2016, including the approximately $902 million remaining at December 31, 2015 from the prior $5.0 billion authorization. Purchases under the stock repurchase program may be made, from time to time, on the open market or in privately negotiated transactions, with the size and timing of these purchases based on a number of factors, including price and business and market conditions. The Company has repurchased shares of its common stock pursuant to trading plans under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. In connection with entering into the Merger Agreement, the Company discontinued share repurchases under the stock repurchase program in October 2016.

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

TIME WARNER INC. (Registrant)

/s/ Howard M. Averill
Date: May 3, 2017	Name: Howard M. Averill
Title: Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. †

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet at March 31, 2017 and December 31, 2016, (ii) Consolidated Statement of Operations for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and 2016, (v) Consolidated Statement of Equity for the three months ended March 31, 2017 and 2016, (vi) Notes to Consolidated Financial Statements and (vii) Supplementary Information-Condensed Consolidating Financial Statements.

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