Form 10-Q
period 2017-06-30
TIME WARNER INC.
filed 2017-08-02
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2017 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of July 28, 2017
Common Stock – $.01 par value	777,801,392

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

•

Results of operations.  This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2017. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of transactions and other items that affect the comparability of the results being analyzed is included.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of June 30, 2017 and cash flows for the six months ended June 30, 2017.

•

Caution concerning forward-looking statements.  This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements.

OVERVIEW

Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, Adult Swim, Cartoon Network, CNN, HBO, Cinemax, Warner Bros. and New Line Cinema. During the six months ended June 30, 2017, the Company generated Revenues of $15.065 billion (up 6% from $14.260 billion in 2016), Operating Income of $3.768 billion (down 2% from $3.842 billion in 2016), Income from continuing operations of $2.485 billion (up 17% from $2.125 billion in 2016), Net Income attributable to Time Warner shareholders of $2.486 billion (up 15% from $2.166 billion in 2016) and Cash provided by operations of $2.453 billion (up 25% from $1.966 billion in 2016).

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

Turner.  The Turner segment consists of businesses managed by Turner Broadcasting System, Inc. (“Turner”). During the six months ended June 30, 2017, the Turner segment recorded Revenues of $6.190 billion (41% of the Company’s total Revenues) and Operating Income of $2.220 billion.

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

Home Box Office.  The Home Box Office segment consists of businesses managed by Home Box Office, Inc. (“Home Box Office”). During the six months ended June 30, 2017, the Home Box Office segment recorded Revenues of $3.044 billion (20% of the Company’s total Revenues) and Operating Income of $1.114 billion.

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

Warner Bros.  The Warner Bros. segment consists of businesses managed by Warner Bros. Entertainment Inc. (“Warner Bros.”) that principally produce and distribute television shows, feature films and videogames. Warner Bros.’ television, film and videogame businesses benefit from a shared infrastructure, including shared production, distribution, marketing and administrative functions and resources. During the six months ended June 30, 2017, the Warner Bros. segment recorded Revenues of $6.353 billion (39% of the Company’s total Revenues) and Operating Income of $711 million.

Warner Bros. is a leader in television production and distribution. Warner Bros. generates television product revenues principally from the licensing of programs to broadcast and cable television networks and premium pay television and OTT services. For the 2017/2018 season, Warner Bros. expects to produce over 65 original series in the U.S., including (i) at least three series for each of the five broadcast networks (including Arrow, The Bachelor, The Big Bang Theory, Blindspot, DC’s Legends of Tomorrow, The Flash, Gotham, iZombie, Lethal Weapon, Little Big Shots, Lucifer, The Middle, Mom, Riverdale, Supergirl, Supernatural and The Voice), (ii) series for basic cable networks (including Animal Kingdom, Claws, People of Earth and Queen Sugar), (iii) series for premium pay television services (including Shameless and Westworld), (iv) series for SVOD services (including Castle Rock, Disjointed, Fuller House and Longmire), (v) series for first-run syndication (including The Ellen DeGeneres Show, Extra, The Real and TMZ) and (vi) animated series for Cartoon Network, Boomerang, Adult Swim and third party networks (including New Looney Tunes and Teen Titans Go! ). Warner Bros. also licenses the rights to many of its U.S. original television series in international territories. Outside the U.S., Warner Bros. has a global network of production companies in many countries, which allows Warner Bros. to develop programming specifically tailored for the audiences in these territories. These local production companies also focus on developing non-scripted programs and formats that can be adapted and sold internationally and in the U.S.

Warner Bros. is a leader in the feature film industry and produces feature films under its Warner Bros. and New Line Cinema banners. Warner Bros. generates theatrical product revenues principally through rental fees from theatrical exhibition of feature

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

films, including the following recently released films: Dunkirk, Kong: Skull Island, The LEGO Batman Movie and Wonder Woman, and subsequently through licensing fees received from the distribution of films on premium pay television services, broadcast and cable television networks and OTT services.

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

The distribution and sale of home entertainment product in physical formats is a large contributor to the segment’s revenues and profits. For the past several years, sales of home entertainment product in physical formats have declined as the home entertainment industry has been undergoing significant changes as home entertainment consumption patterns have shifted. Several factors have contributed to this decline, including consumers shifting to digital purchases and transactional VOD rentals of content; changing retailer initiatives and strategies (e.g., reduction of floor space devoted to home entertainment product in physical formats); retail store closures; increasing competition for consumer discretionary time and spending; and piracy. Consumers have also been increasingly shifting to OTT services that are based on a subscription model rather than a transactional model. During the first half of 2017, across the home entertainment industry, consumer spending on home entertainment product in physical formats continued to decline and consumer spending on electronic delivery continued to increase. The electronic delivery of film and television content is growing and becoming more important to the Warner Bros. segment, which has helped to offset some of the decline in sales of home entertainment product in physical formats.

Television Industry

The television industry continues to evolve, with changes in technology, rapid growth in new video services, and a corresponding increase in overall video content consumption and shift in consumer viewing patterns. Consumers are watching an increasing amount of programming on demand and across a wide variety of services and internet-connected devices. Over the past few years, the number of subscribers to multichannel video services provided by traditional affiliates in the U.S. has declined, and the Company expects further declines to continue in the future. To counteract this trend, some traditional affiliates are placing greater emphasis on selling smaller bundles of linear networks, resulting in higher subscriber declines for most individual networks than for traditional affiliates in total. In addition, some traditional affiliates as well as media and technology companies have launched, or have announced that they will launch, virtual MVPD services, many of which offer fewer networks at a lower cost than most of the bundles of linear networks offered by traditional affiliates.

At the same time, the penetration of internet-connected devices has grown, which has led to a growing number and variety of internet-delivered video services that do not require a traditional affiliate subscription or set-top box hardware. These include SVOD services that feature general entertainment programming with broad appeal, such as Amazon Prime Video, Hulu, Netflix and YouTube Red, as well as niche SVOD services that offer differentiated programming. Several of these SVOD services have continued to increase their number of subscribers and have been, and are expected to continue, making significant investments in acquired and original programming. Some television networks and premium pay television services, such as HBO, have also launched OTT services. AVOD services, such as YouTube and Facebook, also have continued to gain in popularity.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by transactions and certain other items in each period as follows (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Asset impairments	$(1)	$(2)	$(2)	$(5)
Gain on operating assets, net	49	89	56	89
Costs related to the AT&T merger	(101)	—	(183)	—
Other	(10)	(1)	(11)	(14)

Impact on Operating Income	(63)	86	(140)	70
Investment gains, net	96	47	255	36
Amounts related to the separation or disposition of former Time Warner segments	(2)	(5)	(6)	(9)
Items affecting comparability relating to equity method investments	1	(149)	—	(140)

Pretax impact	32	(21)	109	(43)
Income tax impact of above items	(24)	(57)	15	(53)

Impact of items affecting comparability on income from continuing operations	$8	$(78)	$124	$(96)

In addition to the items affecting comparability described above, the Company incurred Restructuring and severance costs of $8 million and $20 million for the three and six months ended June 30, 2017, respectively, and $48 million and $53 million for the three and six months ended June 30, 2016, respectively. For further information regarding the Restructuring and severance costs, see “Consolidated Results” and “Business Segment Results.”

Asset Impairments

During the three and six months ended June 30, 2017, the Company recognized miscellaneous asset impairments of $1 million and $2 million, respectively, at the Warner Bros. segment. During the three and six months ended June 30, 2016, the Company recognized miscellaneous asset impairments of $2 million and $4 million, respectively, at Corporate, and, for the six months ended June 30, 2016, $1 million at the Warner Bros. segment.

Gain on Operating Assets, Net

During the three and six months ended June 30, 2017, the Company recognized a $49 million gain on the sale of an Atlanta broadcast television station at the Turner segment. During the six months ended June 30, 2017, the Company also recognized miscellaneous gains of $6 million at the Turner segment and $1 million at the Warner Bros. segment. For the three and six months ended June 30, 2016, the Company recognized $89 million of net gains principally at the Warner Bros. segment related to the gain on the sale of the net assets of Warner Bros.’ Flixster business to Fandango Media, LLC.

Costs related to the AT&T merger

For the three and six months ended June 30, 2017, the Company recognized $101 million and $183 million, respectively, of costs related to the AT&T merger, consisting of $30 million and $56 million, respectively, at Corporate, $29 million and $51 million, respectively, at the Turner segment, $27 million and $49 million, respectively, at the Warner Bros. segment and $15 million and $27 million, respectively, at the Home Box Office segment. For the three and six months ended June 30, 2017, these costs reflected $18 million and $36 million, respectively, of external transaction costs and $83 million and $147 million, respectively, of costs from employee retention programs (as discussed below). For the three and six months ended June 30, 2017, $98 million and $178 million, respectively, of these costs are included in Selling, general and administrative expenses and the remainder in Costs of revenues in the accompanying Consolidated Statement of Operations.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

In connection with entering into the Merger Agreement, the Company has granted 5.7 million special retention restricted stock units (“Special Retention RSUs”) as of June 30, 2017, to certain employees of Time Warner and its divisions, including all executive officers of Time Warner. Half of the Special Retention RSUs will vest 25% per year on each of the first four anniversaries of February 15, 2017, and the remaining half will vest 25% per year on each of the first four anniversaries of February 15, 2018. Pursuant to the Special Retention RSU agreements, vesting as a result of retirement is not permitted unless the employee retires after the merger has closed. In addition, the awards do not accelerate automatically following the closing of the merger. Instead, the employee must remain employed following the closing, and the awards will vest only upon the scheduled vesting date or upon termination of employment under certain circumstances, such as termination without cause, for good reason or due to retirement.

In addition, certain employees of Time Warner and its divisions, including executive officers of Time Warner other than the Chairman and CEO, have received or will receive a cash retention award. Half of the award will become payable upon the closing of the merger, and the remaining half will become payable six months thereafter, in both cases, subject to continued employment on the relevant payment date. Payment will also be made upon termination without cause or for good reason.

Other

For the three and six months ended June 30, 2017, Other includes external costs related to mergers, acquisitions or dispositions (other than the AT&T merger) of $10 million and $11 million, respectively, consisting of $10 million at the Warner Bros. segment primarily related to severance costs associated with the shutdown of a business in Latin America and, for the six months ended June 30, 2017, $1 million at the Turner segment. For the three and six months ended June 30, 2016, Other includes external costs related to mergers, acquisitions or dispositions of $1 million and $5 million, respectively, consisting of $1 million at the Turner segment, and, for the six months ended June 30, 2016, $3 million at Corporate and $1 million at the Warner Bros. segment. For the six months ended June 30, 2016, Other also includes $9 million of expenses at the Home Box Office segment related to Home Box Office’s withdrawal from a multiemployer benefit plan. External costs related to mergers, acquisitions or dispositions and the accrued benefit plan withdrawal expenses are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Investment Gains, Net

Investment gains, net are included in Other income (loss), net in the accompanying Consolidated Statement of Operations. The detail of Investment gains, net is shown in the table below (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sale of interest in Omni Atlanta hotel joint venture	$—	$—	$99	$—
Gain on CME (a)	—	95	—	95
Fair value adjustments (b)	91	(43)	145	(62)
Gain (loss) on other investments	5	(5)	11	3

Investment gains, net	$96	$47	$255	$36

(a)	Related to financing transactions with Central European Media Enterprises Ltd. (“CME”) that were completed in the second quarter of 2016.
(b)	Related to warrants to purchase common stock of CME held by the Company.

Amounts Related to the Separation or Disposition of Former Time Warner Segments

The Company recognized $2 million and $6 million for the three and six months ended June 30, 2017, respectively, and $5 million and $9 million for the three and six months ended June 30, 2016, respectively, of losses related to the disposition of former Time Warner segments, primarily reflecting pension and other retirement benefits related to employees and former employees of Time Inc. These amounts have been reflected in Other income (loss), net in the accompanying Consolidated Statement of Operations.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Items Affecting Comparability Relating to Equity Method Investments

For the three and six months ended June 30, 2017, the Company recognized $1 million and $0, respectively, of gains primarily related to its share of net investment gains recorded by equity method investees. For the three and six months ended June 30, 2016, the Company recognized $150 million of losses primarily related to the 2016 financing transactions with CME and $1 million and $10 million of income, respectively, primarily related to net investment gains recorded by equity method investees. These amounts have been reflected in Other income (loss), net in the accompanying Consolidated Statement of Operations.

Income Tax Impact

The income tax impact reflects the estimated tax provision or tax benefit associated with each item affecting comparability using the effective tax rate for the item. The estimated tax provision or tax benefit can vary based on certain factors, including the taxability or deductibility of the item and the applicable tax jurisdiction for the item. For the six months ended June 30, 2017, the income tax impact includes a $69 million benefit primarily reflecting the reversal of a valuation allowance related to the use of capital loss carryforwards to offset the gains on the Turner segment’s sales of its interest in the joint venture that owns the Omni Atlanta hotel and its Atlanta broadcast television station.

Consolidated Results

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying Consolidated Statement of Operations.

Revenues.  The components of Revenues are as follows (millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Turner	$3,102	$3,010	3%	$6,190	$5,916	5%
Home Box Office	1,476	1,467	1%	3,044	2,973	2%
Warner Bros.	2,988	2,658	12%	6,353	5,767	10%
Intersegment eliminations	(236)	(183)	29%	(522)	(396)	32%

Total revenues	$7,330	$6,952	5%	$15,065	$14,260	6%

For the three and six months ended June 30, 2017, Revenues at the Turner and Home Box Office segments increased primarily driven by higher Subscription revenues, and Revenues at the Warner Bros. segment increased primarily driven by higher Theatrical product revenues. Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

Costs of Revenues.  Costs of revenues were $4.205 billion and $8.538 billion for the three and six months ended June 30, 2017, respectively, and $3.840 billion and $7.845 billion for the three and six months ended June 30, 2016, respectively. The increase in Costs of revenues for the three and six months ended June 30, 2017 primarily reflected higher programming expenses at the Turner segment and higher film and television production costs at the Warner Bros. segment, partially offset by lower programming expenses at the Home Box Office segment. The segment variations are discussed in “Business Segment Results.”

Selling, General and Administrative Expenses.  For the three months ended June 30, 2017, Selling, general and administrative expenses increased 13% to $1.427 billion from $1.258 billion for the three months ended June 30, 2016. For the six months ended June 30, 2017, Selling, general and administrative expenses increased 8% to $2.702 billion from $2.509 billion for the six months ended June 30, 2016, primarily reflecting increases at the Turner and Warner Bros. segments. For the three and six months ended June 30, 2017, Selling, general and administrative expenses included $98 million and $178 million, respectively, of costs related to the AT&T merger. The segment variations are discussed in “Business Segment Results.”

Included in Costs of revenues and Selling, general and administrative expenses is depreciation expense of $123 million and $243 million for the three and six months ended June 30, 2017, respectively, and $122 million and $241 million for the three and six months ended June 30, 2016, respectively.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Amortization Expense.  Amortization expense was $46 million and $91 million for the three and six months ended June 30, 2017, respectively, and $47 million and $95 million for the three and six months ended June 30, 2016, respectively.

Restructuring and Severance Costs.  For the three and six months ended June 30, 2017 and 2016, the Company incurred Restructuring and severance costs primarily related to employee terminations and other exit activities. Restructuring and severance costs are as follows (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Turner	$5	$6	$7	$7
Home Box Office	3	37	5	41
Warner Bros.	—	4	9	5
Corporate	—	1	(1)	—

Total restructuring and severance costs	$8	$48	$20	$53

Operating Income.  Operating Income decreased to $1.692 billion for the three months ended June 30, 2017 from $1.846 billion for the three months ended June 30, 2016. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $63 million of expense and $86 million of income for the three months ended June 30, 2017 and 2016, respectively, Operating Income decreased $5 million, primarily reflecting a decrease at the Turner segment, partially offset by increases at the Home Box Office and Warner Bros. segments. Operating Income decreased to $3.768 billion for the six months ended June 30, 2017 from $3.842 billion for the six months ended June 30, 2016. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $140 million of expense and $70 million of income for the six months ended June 30, 2017 and 2016, respectively, Operating Income increased $136 million, primarily reflecting increases at the Home Box Office and Warner Bros. segments, partially offset by a decrease at the Turner segment.

Interest Expense, Net.  Interest expense, net detail is shown in the table below (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense	$(306)	$(348)	$(614)	$(695)
Interest income	57	56	106	119

Interest expense, net	$(249)	$(292)	$(508)	$(576)

The decrease in interest expense for the three and six months ended June 30, 2017 was primarily due to lower average interest rates and lower average debt balances. The decrease in interest income for the six months ended June 30, 2017 was primarily driven by the financing transactions with CME that were completed in the second quarter of 2016.

Other Income (Loss), Net.  Other income (loss), net detail is shown in the table below (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment gains, net	$96	$47	$255	$36
Amounts related to the separation or disposition of former Time Warner segments	(2)	(5)	(6)	(9)
Loss from equity method investees	(19)	(168)	(95)	(202)
Other	(4)	(5)	(7)	4

Other income (loss), net	$71	$(131)	$147	$(171)

Investment gains, net and amounts related to the separation or disposition of former Time Warner segments are discussed under “Transactions and Other Items Affecting Comparability.” The decrease in loss from equity method investees for the three and six months ended June 30, 2017 was primarily due to the recognition during the three months ended June 30, 2016 of the Company’s share of losses from CME related to the 2016 CME financing transactions.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Income Tax Provision.  Income tax provision decreased to $452 million and $922 million for the three and six months ended June 30, 2017, respectively, from $472 million and $970 million for the three and six months ended June 30, 2016, respectively. The Company’s effective tax rate was 30% and 27% for the three and six months ended June 30, 2017, respectively, compared to 33% and 31% for the three and six months ended June 30, 2016, respectively. The decreases in the effective tax rate for the three and six months ended June 30, 2017 were primarily due to the impact of the Company’s adoption of the new share-based compensation accounting guidance relating to excess tax benefits recognized with respect to share-based awards and the expected utilization of certain tax attribute carryovers.

Income from Continuing Operations.  Income from continuing operations was $1.062 billion and $951 million for the three months ended June 30, 2017 and 2016, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $8 million of income and $78 million of expense for the three months ended June 30, 2017 and 2016, respectively, Income from continuing operations increased $25 million, primarily due to lower Interest expense, net. Basic and Diluted income from continuing operations per common share were $1.37 and $1.34, respectively, for the three months ended June 30, 2017 and were $1.21 and $1.20, respectively, for the six months ended June 30, 2016.

Income from continuing operations was $2.485 billion and $2.125 billion for the six months ended June 30, 2017 and 2016, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $124 million of income and $96 million of expense for the six months ended June 30, 2017 and 2016, respectively, Income from continuing operations increased $140 million, primarily due to higher Operating Income. Basic and Diluted income from continuing operations per common share were $3.20 and $3.15, respectively, for the six months ended June 30, 2017 and were $2.69 and $2.66, respectively, for the six months ended June 30, 2016.

Discontinued Operations, Net of Tax.  For the six months ended June 30, 2016, Discontinued operations, net of tax was income of $40 million, related to the recognition of additional tax benefits associated with certain foreign tax attributes of Warner Music Group (“WMG”), which the company disposed of in 2004. Both Basic and Diluted income from discontinued operations per common share were $0.05 for the six months ended June 30, 2016.

Net Income attributable to Time Warner shareholders.  Net income attributable to Time Warner shareholders was $1.062 billion and $2.486 billion for the three and six months ended June 30, 2017, respectively, and $952 million and $2.166 billion for the three and six months ended June 30, 2016, respectively. Basic and Diluted net income per common share were $1.37 and $1.34, respectively, for the three months ended June 30, 2017 and were $1.21 and $1.20, respectively, for the three months ended June 30, 2016. Basic and Diluted net income per common share were $3.20 and $3.15, respectively, for the six months ended June 30, 2017 and were $2.74 and $2.71, respectively, for the six months ended June 30, 2016.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Business Segment Results

Turner.  Revenues and Operating Income of the Turner segment for the three and six months ended June 30, 2017 and 2016 are as follows (millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Revenues:
Subscription	$1,672	$1,485	13%	$3,337	$2,975	12%
Advertising	1,265	1,345	(6)%	2,478	2,580	(4)%
Content and other	165	180	(8)%	375	361	4%

Total revenues	3,102	3,010	3%	6,190	5,916	5%
Costs of revenues (a)	(1,515)	(1,356)	12%	(2,928)	(2,570)	14%
Selling, general and administrative (a)	(525)	(463)	13%	(980)	(864)	13%
Gain (loss) on operating assets	49	(2)	NM	55	(2)	NM
Restructuring and severance costs	(5)	(6)	(17)%	(7)	(7)	—%
Depreciation	(51)	(48)	6%	(101)	(95)	6%
Amortization	(5)	(5)	—%	(9)	(9)	—%

Operating Income	$1,050	$1,130	(7)%	$2,220	$2,369	(6)%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

For the three and six months ended June 30, 2017, Subscription revenues increased primarily due to higher domestic subscription revenues of $174 million and $339 million, respectively, reflecting higher contractual rates, partially offset by a decrease in subscribers.

For the three and six months ended June 30, 2017, the decrease in Advertising revenues reflected lower domestic revenues of $94 million and $121 million, respectively, primarily driven by the comparison to the revenues associated with the NCAA Division I Men’s Basketball Championship Tournament (the “NCAA Tournament”) in the prior year period when Turner’s networks aired the championship and two Final Four games, as well as lower audience delivery at Turner’s entertainment networks, partially offset by increases at Turner’s news businesses.

The components of Costs of revenues for the Turner segment are as follows (millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Programming costs:
Originals and sports	$1,069	$954	12%	$2,051	$1,771	16%
Acquired films and syndicated series	210	189	11%	420	390	8%

Total programming costs	1,279	1,143	12%	2,471	2,161	14%
Other direct operating costs	236	213	11%	457	409	12%

Costs of revenues (a)	$1,515	$1,356	12%	$2,928	$2,570	14%

(a)	Costs of revenues exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

For the three and six months ended June 30, 2017, programming costs increased mainly due to higher costs for National Basketball Association programming, partially offset by lower costs for NCAA Tournament programming. The increase in other direct operating costs for the three and six months ended June 30, 2017 primarily related to costs associated with digital content and technology initiatives.

For the three and six months ended June 30, 2017, Selling, general and administrative expenses increased primarily due to $28 million and $49 million, respectively, of costs related to the AT&T merger and higher marketing expense of $19 million and $32 million, respectively.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Gain (loss) on operating assets, costs related to the AT&T merger and external costs related to mergers, acquisitions and dispositions for the three and six months ended June 30, 2017 and 2016, which affected the comparability of the Turner segment’s results.

Operating Income for the three and six months ended June 30, 2017 decreased due to higher Costs of revenues and Selling, general and administrative expenses, partially offset by higher Revenues and a Gain on operating assets.

Home Box Office.  Revenues and Operating Income of the Home Box Office segment for the three and six months ended June 30, 2017 and 2016 are as follows (millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Revenues:
Subscription	$1,357	$1,253	8%	$2,659	$2,489	7%
Content and other	119	214	(44)%	385	484	(20)%

Total revenues	1,476	1,467	1%	3,044	2,973	2%
Costs of revenues (a)	(687)	(708)	(3)%	(1,446)	(1,491)	(3)%
Selling, general and administrative (a)	(232)	(218)	6%	(433)	(438)	(1)%
Restructuring and severance costs	(3)	(37)	(92)%	(5)	(41)	(88)%
Depreciation	(20)	(20)	—%	(39)	(38)	3%
Amortization	(3)	(3)	—%	(7)	(7)	—%

Operating Income	$531	$481	10%	$1,114	$958	16%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

For the three and six months ended June 30, 2017, Subscription revenues increased due to higher domestic subscription revenues of $90 million and $139 million, respectively, reflecting higher contractual rates and increased subscribers, as well as higher international subscription revenues of $14 million and $31 million, respectively, reflecting growth in Europe.

For the three and six months ended June 30, 2017, Content and other revenues decreased due to lower home entertainment revenues of $39 million and $94 million, respectively, primarily due to the timing of releases and, for the three months ended June 30, 2017, lower licensing revenues of $52 million, which were primarily international.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The components of Costs of revenues for the Home Box Office segment are as follows (millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Programming costs:
Originals and sports	$249	$282	(12)%	$512	$588	(13)%
Acquired films and syndicated series	262	243	8%	551	502	10%

Total programming costs	511	525	(3)%	1,063	1,090	(2)%
Other direct operating costs	176	183	(4)%	383	401	(4)%

Costs of revenues (a)	$687	$708	(3)%	$1,446	$1,491	(3)%

(a)	Costs of revenues exclude depreciation.

The decrease in originals and sports programming costs for the three months ended June 30, 2017 was primarily due to lower original programming charges and the timing of original programming, partially offset by the impact of the change in the estimate of the utilization period of Home Box Office’s original programming described below. The decrease in originals and sports programming costs for the six months ended June 30, 2017 was primarily due to lower original programming charges. The increase in acquired films and syndicated series programming costs for the three and six months ended June 30, 2017 was primarily related to higher acquired programming costs for HBO’s domestic and international businesses. The Company expects that programming costs for the second half of 2017 will increase as compared to the second half of 2016 principally due to the timing of original programming.

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

For the three months ended June 30, 2017, Selling, general and administrative expenses increased primarily due to costs related to the AT&T merger of $13 million. For the six months ended June 30, 2017, Selling, general and administrative expenses decreased primarily due to lower employee-related costs, partially offset by $24 million of costs related to the AT&T merger. In addition, the six months ended June 30, 2016 included $9 million of expenses related to Home Box Office’s withdrawal from a multiemployer benefit plan.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of costs related to the AT&T merger for the three and six months ended June 30, 2017, which affected the comparability of the Home Box Office segment’s results.

The results for the three and six months ended June 30, 2016 included $37 million and $41 million, respectively, of Restructuring and severance costs principally related to executive severance costs.

The increase in Operating Income for the three months ended June 30, 2017 was primarily due to lower Restructuring and severance costs and lower Costs of Revenues. The increase in Operating Income for the six months ended June 30, 2017 was primarily due to higher Revenues, lower Costs of revenues and lower Restructuring and severance costs.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Warner Bros.  Revenues and Operating Income of the Warner Bros. segment for the three and six months ended June 30, 2017 and 2016 are as follows (millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Revenues:
Theatrical product	$1,351	$1,087	24%	$2,728	$2,321	18%
Television product	1,151	1,203	(4)%	2,826	2,628	8%
Videogames and other	486	368	32%	799	818	(2)%

Total revenues	2,988	2,658	12%	6,353	5,767	10%
Costs of revenues (a)	(2,189)	(1,916)	14%	(4,520)	(4,072)	11%
Selling, general and administrative (a)	(492)	(434)	13%	(948)	(873)	9%
Gain on operating assets	—	91	NM	1	91	(99)%
Asset impairments	(1)	—	NM	(2)	(1)	100%
Restructuring and severance costs	—	(4)	NM	(9)	(5)	80%
Depreciation	(45)	(48)	(6)%	(89)	(96)	(7)%
Amortization	(38)	(39)	(3)%	(75)	(79)	(5)%

Operating Income	$223	$308	(28)%	$711	$732	(3)%

(a)         Costs of revenues and Selling, general and administrative expenses exclude depreciation.

Revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television or OTT services). The components of Revenues for the three and six months ended June 30, 2017 and 2016 are as follows (millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Theatrical product:
Film rentals	$544	$442	23%	$987	$809	22%
Home video and electronic delivery	343	221	55%	711	542	31%
Television licensing	403	363	11%	888	838	6%
Consumer products and other	61	61	—%	142	132	8%

Total theatrical product	$1,351	$1,087	24%	$2,728	$2,321	18%

Television product:
Television licensing	977	1,013	(4)%	2,467	2,251	10%
Home video and electronic delivery	78	85	(8)%	165	179	(8)%
Consumer products and other	96	105	(9)%	194	198	(2)%

Total television product	$1,151	$1,203	(4)%	$2,826	$2,628	8%

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The Warner Bros. segment had the following number of theatrical film, theatrical product home video and electronic delivery and videogame releases during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Theatrical film releases	6	6	10	9
Theatrical product home video and electronic delivery releases	3	2	7	9
Videogame releases	4	3	6	5

Theatrical product revenue from film rentals increased for the three months ended June 30, 2017, primarily reflecting higher revenues of $180 million from theatrical films released during the second quarter of 2017 compared to the second quarter of 2016, partially offset by lower carryover revenues of $78 million from prior period releases. Theatrical product revenue from film rentals increased for the six months ended June 30, 2017, primarily reflecting higher revenues from theatrical films released during the first half of 2017 compared to the first half of 2016.

For the three and six months ended June 30, 2017, theatrical product revenues from home video and electronic delivery increased due to higher revenues of $74 million and $135 million, respectively, from releases during the second quarter and first half of 2017, respectively, compared to the second quarter of 2016 and the first half of 2016, respectively, and higher revenues of $48 million and $34 million, respectively, from prior period releases, including catalog titles, during the second quarter and first half of 2017, respectively, compared to the second quarter of 2016 and the first half of 2016, respectively.

The increase in theatrical product revenues from television licensing for the three and six months ended June 30, 2017 was primarily due to the timing and mix of availabilities.

The decrease in television product revenues from television licensing for the three months ended June 30, 2017 was primarily due to lower initial telecast revenues, partially offset by the favorable impact of the timing and mix of availabilities. The increase in television product revenues from television licensing for the six months ended June 30, 2017 was primarily due to higher domestic licensing revenues related to library series, partially offset by lower initial telecast revenues.

Videogames revenues increased for the three months ended June 30, 2017 primarily due to higher revenues of $45 million from releases during the second quarter of 2017 compared to the second quarter of 2016 and higher carryover revenues of $24 million from prior period releases. Videogames revenues decreased for the six months ended June 30, 2017 primarily due to lower carryover revenues of $49 million from prior period releases and lower revenues of $11 million from releases during the first half of 2017 compared to the first half of 2016. In addition, other revenues for the three and six months ended June 30, 2017 increased $49 million and $41 million, respectively, primarily related to higher revenues from digital initiatives.

The components of Costs of revenues for the Warner Bros. segment are as follows (millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Film and television production costs	$1,486	$1,253	19%	$3,153	$2,780	13%
Print and advertising costs	505	467	8%	997	861	16%
Other costs, including merchandise and related costs	198	196	1%	370	431	(14)%

Costs of revenues (a)	$2,189	$1,916	14%	$4,520	$4,072	11%

(a)	Costs of revenues excludes depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Included in film and television production costs are production costs related to videogames, as well as theatrical film and videogame valuation adjustments resulting primarily from revisions to estimates of ultimate revenue and/or costs for certain theatrical films and videogames. Theatrical film valuation adjustments were $1 million and $0 for the three months ended June 30, 2017 and 2016, respectively, and $11 million and $1 million for the six months ended June 30, 2017 and 2016, respectively. Videogame valuation adjustments were $0 for both the three months ended June 30, 2017 and 2016 and $5 million and $4 million for the six months ended June 30, 2017 and 2016, respectively. The increase in film and television production costs for the three and six months ended June 30, 2017 was primarily a result of higher revenues for theatrical product and, for the six months ended June 30, 2017, television product. The increase in print and advertising costs for the three and six months ended June 30, 2017 was primarily due to theatrical product, reflecting the type and number of releases, and, for the three months ended June 30, 2017, the type and number of videogame releases. Other costs, including merchandise and related costs decreased for the six months ended June 30, 2017 primarily due to lower distribution-related costs of sales primarily as a result of lower revenues for videogames.

Selling, general and administrative expenses increased for the three and six months ended June 30, 2017 primarily due to costs related to the AT&T merger of $27 million and $49 million, respectively, and higher costs related to digital initiatives.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Gain on operating assets, Asset impairments, costs related to the AT&T merger and external costs related to mergers, acquisitions and dispositions for the three and six months ended June 30, 2017 and 2016, which affected the comparability of the Warner Bros. segment’s results.

The decrease in Operating Income for the three and six months ended June 30, 2017 was due to higher Costs of revenues and Selling, general and administrative expenses and lower Gains on operating assets, partially offset by higher Revenues.

Corporate.  Corporate’s Operating Loss for the three and six months ended June 30, 2017 and 2016 was as follows (millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Selling, general and administrative (a)	$(121)	$(86)	41%	$(229)	$(219)	5%
Asset impairments	—	(2)	NM	—	(4)	NM
Restructuring and severance costs	—	(1)	NM	1	—	NM
Depreciation	(7)	(6)	17%	(14)	(12)	17%

Operating Loss	$(128)	$(95)	35%	$(242)	$(235)	3%

(a)	Selling, general and administrative expenses exclude depreciation.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments, costs related to the AT&T merger and external costs related to mergers, acquisitions and dispositions for the three and six months ended June 30, 2017 and 2016, which affected the comparability of Corporate’s results.

For the three and six months ended June 30, 2017, Operating loss increased primarily due to costs related to the AT&T merger of $30 million and $56 million, respectively, and, for the six months ended June 30, 2017, was partially offset by lower equity-based compensation expense and lower costs of $10 million primarily related to technology initiatives.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including scheduled debt repayments and quarterly dividend payments. Time Warner’s sources of cash include Cash provided by operations, Cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at June 30, 2017 was $6.723 billion, which included $1.705 billion of Cash and equivalents.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Current Financial Condition

At June 30, 2017, Time Warner had $22.998 billion of debt and $1.705 billion of Cash and equivalents, resulting in net debt of $21.293 billion, compared to $24.339 billion of debt and $1.539 billion of Cash and equivalents, or net debt of $22.800 billion, at December 31, 2016. At June 30, 2017, Total equity was $25.989 billion compared to $24.337 billion at December 31, 2016.

The following table shows the significant items contributing to the decrease in net debt from December 31, 2016 to June 30, 2017 (millions):

Balance at December 31, 2016	$22,800
Cash provided by operations	(2,453)
Capital expenditures	202
Dividends paid to common stockholders	632
Investments and acquisitions, net of cash acquired, including available-for-sale securities	360
Proceeds from the exercise of stock options	(100)
Other investment proceeds, including available-for-sale securities	(336)
All other, net	188

Balance at June 30, 2017	$21,293

Cash Flows

For the six months ended June 30, 2017 and 2016, Cash and equivalents increased by $166 million and $341 million, respectively. Components of these changes are discussed below in more detail.

Operating Activities

Details of Cash provided by operations are as follows (millions):

	Six Months Ended June 30,
	2017	2016
Operating Income	$3,768	$3,842
Depreciation and amortization	334	336
Net interest payments (a)	(505)	(594)
Net income taxes paid (b)	(791)	(668)
All other, net, including working capital changes	(353)	(950)

Cash provided by operations	$2,453	$1,966

(a)	Includes cash interest received of $38 million and $82 million for the six months ended June 30, 2017 and 2016, respectively.
(b)	Includes income tax refunds received of $19 million and $18 million for the six months ended June 30, 2017 and 2016, respectively.

Cash provided by operations for the six months ended June 30, 2017 increased primarily due to a decrease in cash used by working capital, which was mainly due to changes in accounts receivable reflecting higher cash collections and the timing of production spending. For the six months ended June 30, 2016, all other net, including working capital changes was favorably impacted by approximately $280 million related to CME’s repayment of its senior secured notes and the term loan Time Warner provided CME in 2014.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Investing Activities

Details of Cash used by investing activities are as follows (millions):

	Six Months Ended June 30,
	2017	2016
Investments in available-for-sale securities	$—	$(7)
Investments and acquisitions, net of cash acquired:
Hudson Yards development project	(184)	(130)
All other	(176)	(156)
Capital expenditures	(202)	(162)
Other investment proceeds, including available-for-sale securities	336	241

Cash used by investing activities	$(226)	$(214)

The increase in Cash used by investing activities for the six months ended June 30, 2017 was primarily due to increases in investments and acquisitions, net of cash and capital expenditures, partially offset by higher other investment proceeds, including available-for-sale securities. Other investment proceeds, including available-for-sale securities, for the six months ended June 30, 2017 primarily related to the sale of the Turner segment’s interest in the joint venture that owns the Omni Atlanta hotel, and other investment proceeds, including available-for-sale securities, for the six months ended June 30, 2016 primarily related to CME’s repayment of CME’s senior secured notes and the term loan Time Warner provided CME in 2014.

Financing Activities

Details of Cash used by financing activities are as follows (millions):

	Six Months Ended June 30,
	2017	2016
Borrowings	$—	$942
Debt repayments	(1,396)	(304)
Proceeds from the exercise of stock options	100	81
Excess tax benefit from equity instruments	—	40
Principal payments on capital leases	(11)	(7)
Repurchases of common stock	—	(1,407)
Dividends paid	(632)	(640)
Other financing activities	(122)	(116)

Cash used by financing activities from continuing operations	$(2,061)	$(1,411)

Cash used by financing activities for the six months ended June 30, 2017 increased primarily due to an increase in Debt repayments, partially offset by the impact of the discontinuation of share repurchases under the stock repurchase program in connection with the Company’s entry into the Merger Agreement.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At June 30, 2017, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $29.749 billion. Of this committed capacity, $6.723 billion was unused and $22.998 billion was outstanding as debt. At June 30, 2017, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

	Committed Capacity (a)	Letters of Credit (b)	Outstanding Debt (c)	Unused Committed Capacity
Cash and equivalents	$1,705	$—	$—	$1,705
Revolving credit facilities and commercial paper program (d)	5,000	—	—	5,000
Fixed-rate public debt	22,775	—	22,775	—
Other obligations (e)	269	28	223	18

Total	$29,749	$28	$22,998	$6,723

(a)

The revolving credit facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted average maturity of the Company’s outstanding debt and other financing arrangements was 11.6 years as of June 30, 2017.

(b)	Represents the portion of committed capacity, including from bilateral letter of credit facilities, reserved for outstanding and undrawn letters of credit.
(c)

Represents principal amounts adjusted for premiums and discounts and $99 million of unamortized debt issuance costs. At June 30, 2017, the principal amounts of the Company’s publicly issued debt mature as follows: $500 million in 2017, $600 million in 2018, $650 million in 2019, $1.400 billion in 2020, $2.0 billion in 2021, $1.0 billion in 2022 and $16.812 billion thereafter. In the period after 2022, no more than $2.0 billion will mature in any given year.

(d)

The revolving credit facilities consist of two $2.5 billion revolving credit facilities. The Company may issue unsecured commercial paper notes up to the amount of the unused committed capacity under the revolving credit facilities.

(e)	Unused committed capacity includes committed financings of subsidiaries under local bank credit agreements. Other debt obligations totaling $55 million are due within the next twelve months.

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the worldwide licensing of theatrical and television product for premium cable, basic cable, network and syndicated television and OTT exhibition. Backlog was $7.0 billion and $6.8 billion at June 30, 2017 and December 31, 2016, respectively. Included in the backlog amounts is licensing of theatrical and television product from the Warner Bros. segment to the Turner segment in the amount of $1.001 billion and $942 million at June 30, 2017 and December 31, 2016, respectively. Also included in the backlog amounts is licensing of theatrical product from the Warner Bros. segment to the Home Box Office segment in the amount of $652 million and $689 million at June 30, 2017 and December 31, 2016, respectively.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of the forward-looking statements in this report include, but are not limited to, the statements regarding (i) the number of original series Warner Bros. expects to produce for the 2017/2018 season; (ii) the expected timing of the completion of the AT&T merger; (iii) the Company’s expectations regarding the impact of the AT&T merger on the Company’s efforts to spur innovation in the media industry and improve the consumer experience as well as its impact on the Company’s strategy; and (iv) the expected increase in programming costs at the Home Box Office segment for the second half of 2017 as compared to the second half of 2016.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;

•	the risk that the necessary regulatory approvals for the proposed merger may not be obtained or may be obtained subject to conditions that are not anticipated;

•	risks that any of the closing conditions to the merger may not be satisfied in a timely manner;

•	risks related to disruption of management time from ongoing business operations due to the merger;

•	failure to realize the benefits expected from the merger;

•	the effect of the merger on the ability of Time Warner to retain customers and retain and hire key personnel;

•	the effect of the merger on the ability of Time Warner to maintain relationships with its suppliers;

•	the effect of the merger on Time Warner’s operating results and businesses generally;

•	any litigation in connection with the merger;

•	recent and future changes in technology, services and standards, including alternative methods for the delivery, storage and consumption of digital media and evolving home entertainment formats;

•	changes in consumer behavior, including changes in spending behavior and viewing patterns;

•	changes in the Company’s plans, initiatives and strategies, and the acceptance thereof by consumers, affiliates and other third parties with which the Company does business;

•	changes in the plans, initiatives and strategies of the third parties that distribute, license and/or sell Time Warner’s content;

•	the popularity of the Company’s content;

•	the Company’s ability to enter into or renew affiliate agreements on favorable terms;

•	competitive pressures, including as a result of audience fragmentation and changes in technology and consumer viewing patterns;

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET

(Unaudited; millions, except share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and equivalents	$1,705	$1,539
Receivables, less allowances of $761 and $981	8,655	8,699
Inventories	2,042	2,062
Prepaid expenses and other current assets	1,002	1,185

Total current assets	13,404	13,485
Noncurrent inventories and theatrical film and television production costs	7,735	7,916
Investments, including available-for-sale securities	3,642	3,337
Property, plant and equipment, net	2,464	2,510
Intangible assets subject to amortization, net	692	783
Intangible assets not subject to amortization	7,005	7,005
Goodwill	27,757	27,752
Other assets	3,397	3,178

Total assets	$66,096	$65,966

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,031	$7,192
Deferred revenue	653	564
Debt due within one year	1,155	1,947

Total current liabilities	8,839	9,703
Long-term debt	21,843	22,392
Deferred income taxes	2,596	2,678
Deferred revenue	502	486
Other noncurrent liabilities	6,297	6,341
Redeemable noncontrolling interest	30	29
Commitments and Contingencies (Note 14)
Equity
Common stock, $0.01 par value, 1.652 billion and 1.652 billion shares issued and 777 million and 772 million shares outstanding	17	17
Additional paid-in capital	145,670	146,780
Treasury stock, at cost (875 million and 880 million shares)	(47,224)	(47,497)
Accumulated other comprehensive loss, net	(1,507)	(1,510)
Accumulated deficit	(70,969)	(73,455)

Total Time Warner Inc. shareholders’ equity	25,987	24,335
Noncontrolling interest	2	2

Total equity	25,989	24,337

Total liabilities and equity	$66,096	$65,966

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited; millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$7,330	$6,952	$15,065	$14,260
Costs of revenues	(4,205)	(3,840)	(8,538)	(7,845)
Selling, general and administrative	(1,427)	(1,258)	(2,702)	(2,509)
Amortization of intangible assets	(46)	(47)	(91)	(95)
Restructuring and severance costs	(8)	(48)	(20)	(53)
Asset impairments	(1)	(2)	(2)	(5)
Gain on operating assets, net	49	89	56	89

Operating income	1,692	1,846	3,768	3,842
Interest expense, net	(249)	(292)	(508)	(576)
Other income (loss), net	71	(131)	147	(171)

Income from continuing operations before income taxes	1,514	1,423	3,407	3,095
Income tax provision	(452)	(472)	(922)	(970)

Income from continuing operations	1,062	951	2,485	2,125
Discontinued operations, net of tax	—	—	—	40

Net income	1,062	951	2,485	2,165
Less Net loss attributable to noncontrolling interests	—	1	1	1

Net income attributable to Time Warner Inc. shareholders	$1,062	$952	$2,486	$2,166

Amounts attributable to Time Warner Inc. shareholders:
Income from continuing operations	$1,062	$952	$2,486	$2,126
Discontinued operations, net of tax	—	—	—	40

Net income	$1,062	$952	$2,486	$2,166

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	$1.37	$1.21	$3.20	$2.69
Discontinued operations	—	—	—	0.05

Basic net income per common share	$1.37	$1.21	$3.20	$2.74

Average basic common shares outstanding	775.8	784.5	774.7	787.6

Diluted income per common share from continuing operations	$1.34	$1.20	$3.15	$2.66
Discontinued operations	—	—	—	0.05

Diluted net income per common share	$1.34	$1.20	$3.15	$2.71

Average diluted common shares outstanding	790.0	795.4	789.7	798.8

Cash dividends declared per share of common stock	$0.8050	$0.4025	$1.2075	$0.8050

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited; millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$1,062	$951	$2,485	$2,165
Other comprehensive income (loss), net of tax:
Foreign currency translation:
Unrealized gains (losses) occurring during the period	76	35	65	(4)
Securities:
Unrealized losses occurring during the period	—	(1)	—	—
Benefit obligations:
Unrealized gains (losses) occurring during the period	(43)	13	(41)	18
Reclassification adjustment for losses realized in net income	7	5	12	11

Change in benefit obligations	(36)	18	(29)	29

Derivative financial instruments:
Unrealized losses occurring during the period	(30)	(10)	(45)	(10)
Reclassification adjustment for (gains) losses realized in net income	10	1	12	(16)

Change in derivative financial instruments	(20)	(9)	(33)	(26)

Other comprehensive income (loss)	20	43	3	(1)

Comprehensive income	1,082	994	2,488	2,164
Less Comprehensive loss attributable to noncontrolling interests	—	1	1	1

Comprehensive income attributable to Time Warner Inc. shareholders	$1,082	$995	$2,489	$2,165

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Six Months Ended June 30,

(Unaudited; millions)

	2017	2016
OPERATIONS
Net income	$2,485	$2,165
Less Discontinued operations, net of tax	—	(40)

Net income from continuing operations	2,485	2,125
Adjustments for noncash and nonoperating items:
Depreciation and amortization	334	336
Amortization of film and television costs	4,555	4,158
Asset impairments	2	5
Gain on investments and other assets, net	(311)	(30)
Equity in losses of investee companies, net of cash distributions	115	223
Equity-based compensation	123	156
Deferred income taxes	(23)	249
Changes in operating assets and liabilities, net of acquisitions	(4,819)	(5,249)

Cash provided by operations from continuing operations	2,461	1,973
Cash used by operations from discontinued operations	(8)	(7)

Cash provided by operations	2,453	1,966

INVESTING ACTIVITIES
Investments in available-for-sale securities	—	(7)
Investments and acquisitions, net of cash acquired	(360)	(286)
Capital expenditures	(202)	(162)
Other investment proceeds	336	241

Cash used by investing activities	(226)	(214)

FINANCING ACTIVITIES
Borrowings	—	942
Debt repayments	(1,396)	(304)
Proceeds from exercise of stock options	100	81
Excess tax benefit from equity instruments	—	40
Principal payments on capital leases	(11)	(7)
Repurchases of common stock	—	(1,407)
Dividends paid	(632)	(640)
Other financing activities	(122)	(116)

Cash used by financing activities	(2,061)	(1,411)

INCREASE IN CASH AND EQUIVALENTS	166	341
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,539	2,155

CASH AND EQUIVALENTS AT END OF PERIOD	$1,705	$2,496

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF EQUITY

Six Months Ended June 30,

(Unaudited; millions)

	2017			2016
	Time Warner Shareholders	Noncontrolling Interests	Total Equity	Time Warner Shareholders	Noncontrolling Interests	Total Equity
BALANCE AT BEGINNING OF PERIOD	$24,335	$2	$24,337	$23,619	$—	$23,619
Net income (a)	2,486	—	2,486	2,166	1	2,167
Other comprehensive income (loss)	3	—	3	(1)	—	(1)
Dividends (b)	(948)	—	(948)	(640)	—	(640)
Common stock repurchases	—	—	—	(1,425)	—	(1,425)
Other, primarily related to stock options and restricted stock units	111	—	111	169	—	169

BALANCE AT END OF PERIOD	$25,987	$2	$25,989	$23,888	$1	$23,889

(a)	Net income excludes losses of $1 million and $2 million for the six months ended June 30, 2017 and June 30, 2016, respectively, relating to redeemable noncontrolling interests.
(b)

Consistent with the Agreement and Plan of Merger with AT&T Inc. dated as of October 22, 2016, Time Warner has aligned the timing of its quarterly dividend with the timing of AT&T Inc.’s dividend, and, on June 30, 2017, Time Warner declared its third quarter dividend of $0.4025 per share of common stock, payable in cash on August 1, 2017 to shareholders of record at the close of business on July 10, 2017.

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

Accounting Guidance Adopted in 2017

Share-Based Payments

On January 1, 2017, the Company adopted, on a prospective basis, new accounting guidance that changes the reporting for certain aspects of share-based payments. One aspect of the guidance requires that the income tax effects of share-based awards be recognized in the Income tax provision in the Consolidated Statement of Operations when the awards vest or are settled. Under the previous guidance, excess tax benefits and deficiencies were recognized in Additional paid-in capital in the Consolidated Balance Sheet. For the six months ended June 30, 2017 and 2016, the amount of excess tax benefits, net of deficiencies, recognized in Income tax provision and Additional paid-in capital, respectively, was $98 million and $35 million, respectively. In addition, because excess tax benefits are no longer recognized in Additional paid-in capital under the new guidance, such amounts are no longer included in the determination of assumed proceeds in applying the treasury stock method when computing earnings per share. Another aspect of the new guidance requires that excess tax benefits be classified as a cash flow from operating activities, rather

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

than a cash flow from financing activities, in the Consolidated Statement of Cash Flows. For the six months ended June 30, 2017 and 2016, the amount of excess tax benefits presented as a cash flow from operating activities and financing activities, respectively, was $98 million and $40 million, respectively. The other aspects of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Accounting Guidance Not Yet Adopted

Modification of Share-Based Payments

In May 2017, guidance was issued that clarifies when changes to the terms and conditions of share-based awards must be accounted for as modifications. The guidance does not change the accounting treatment for modifications. The guidance, which will become effective on a prospective basis on January 1, 2018, is not expected to have a material impact on the Company’s consolidated financial statements.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Central European Media Enterprises Ltd.

As of June 30, 2017, the Company had an approximate 47% voting interest in Central European Media Enterprises Ltd.’s (“CME”) common stock and an approximate 76% economic interest in CME on a diluted basis.

As of June 30, 2017, the Company owned 61.4 million shares of CME’s Class A common stock and 1 share of Series A convertible preferred stock, which is convertible into 11.2 million shares of CME’s Class A common stock and votes with the Class A common stock on an as-converted basis. The Company accounts for its investment in CME’s Class A common stock and Series A convertible preferred stock under the equity method of accounting. Although the book value of the Company’s equity method investment in CME has been reduced to zero through the recognition of equity method losses, the Company has continued to record equity method losses because it has guaranteed an aggregate amount of €955 million of CME’s obligations. The amount of such equity method losses at June 30, 2017 was $107 million and is presented in Other noncurrent liabilities on the Consolidated Balance Sheet. In addition, in connection with these guarantees, the Company recognized a liability at the inception of each respective arrangement based on the estimated fair value of the applicable guarantee. At June 30, 2017, the carrying value of liabilities associated with such guarantees was $182 million, which is also included in Other noncurrent liabilities on the Consolidated Balance Sheet. In June 2017, the CME financing arrangements guaranteed by the Company were amended such that the lenders agreed that the pending merger of the Company with AT&T will not constitute an event of default under a change in control provision included in the financing arrangements, and that the loans to CME will remain outstanding following the closing of the AT&T merger.

As of June 30, 2017, the Company owned all of the outstanding shares of CME’s Series B convertible redeemable preferred shares, which are non-voting and may be converted into 107.2 million shares of CME’s Class A common stock at the Company’s option. The Series B convertible redeemable preferred shares accrete in value until June 24, 2018 at an annual rate of 3.75% compounded quarterly. The Company accounts for its investment in CME’s Series B convertible redeemable preferred shares under the cost method of accounting.

As of June 30, 2017, the Company held 101 million warrants each to purchase one share of CME Class A common stock. The warrants, which became exercisable in May 2016, have a four-year term that expires in May 2018 and an exercise price of $1.00 per share and do not contain any voting rights. The warrants are carried at fair value in Investments, including available-for-sale securities in the Consolidated Balance Sheet, which at June 30, 2017, was $304 million.

As of June 30, 2017, there were no amounts outstanding under the $115 million revolving credit facility Time Warner provided CME in 2014.

On March 2, 2017, Time Warner, CME and CME Media Enterprises B.V. (“CME BV”), a wholly owned subsidiary of CME, entered into an amendment (the “2017 Amendment”) to the Amended and Restated Reimbursement Agreement, dated as of November 14, 2014, and as amended and restated as of February 19, 2016. Effective March 1, 2017, the 2017 Amendment reduced

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the guarantee fees payable by CME and CME BV to Time Warner for Time Warner’s guarantees of CME’s obligations under its €251 million senior unsecured term loan that matures on November 1, 2018 and its €235 million senior unsecured term loan that matures on November 1, 2019 as well as CME BV’s obligation under its €469 million senior unsecured term loan that matures on February 19, 2021. The reduced fee to be paid to Time Warner for each of these guarantees is equal to a rate (the “all-in” rate) ranging between 5% and 8.5%, measured quarterly based on CME’s consolidated net leverage ratio, less the interest rate on the term loans. A portion of the fee equal to 5.0% less the interest rate on the term loans is payable in cash by CME and CME BV and the remainder may be payable in cash or in kind, at CME’s option. The 2017 Amendment also provides that if CME’s consolidated debt level is less than €815 million by September 30, 2018, the all-in rate will be decreased further by 50 basis points. In addition, if there is a change in control of CME, the all-in rate will increase to the lower of (i) the then applicable guarantee fee payable to Time Warner plus 3.5% and (ii) 10.0% on the date that is 180 days following such change of control. The 2017 Amendment did not affect the terms of the guarantees the Company provided to CME’s and CME BV’s lenders under the term loans.

5.	FAIR VALUE MEASUREMENT

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, respectively (millions):

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Diversified equity securities (a)	$158	$—	$—	$158	$163	$—	$—	$163
Available-for-sale securities:
Equity securities	16	—	—	16	17	—	—	17
Debt securities	—	36	—	36	—	37	—	37
Derivatives:
Foreign exchange contracts	—	32	—	32	—	153	—	153
Other	—	—	305	305	—	—	161	161
Liabilities:
Derivatives:
Foreign exchange contracts	—	(5)	—	(5)	—	(9)	—	(9)
Other	—	—	(1)	(1)	—	—	—	—

Total	$174	$63	$304	$541	$180	$181	$161	$522

(a)	Consists of investments related to deferred compensation.

The Company primarily applies the market approach for valuing recurring fair value measurements. As of June 30, 2017 and December 31, 2016, assets valued using significant unobservable inputs (Level 3) primarily related to warrants to purchase shares of Class A common stock of CME valued at $304 million and $159 million, respectively. The Company estimates the fair value of these warrants using a Monte Carlo Simulation model. Significant unobservable inputs used in the fair value measurement at June 30, 2017 are an expected term of 0.58 years and an expected volatility of approximately 42%. As of June 30, 2017 and December 31, 2016, the other Level 3 assets consisted of equity instruments held by employees of a former subsidiary of the Company. As of June 30, 2017, Level 3 liabilities consisted of a liability related to contingent consideration.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles the beginning and ending balances of net derivative assets and liabilities classified as Level 3 and identifies the total gains (losses) the Company recognized during the six months ended June 30, 2017 and 2016 on such assets and liabilities that were included in the Consolidated Balance Sheet as of June 30, 2017 and 2016 (millions):

	June 30, 2017	June 30, 2016
Balance as of the beginning of the period	$161	$173
Total gains (losses), net:
Included in operating income	—	2
Included in other income (loss), net	145	(62)
Included in other comprehensive income (loss)	—	—
Purchases	—	—
Settlements	(1)	5
Issuances	(1)	—

Balance as of the end of the period	$304	$118

Net gain (loss) for the period included in net income related to assets and liabilities still held as of the end of the period	$145	$(62)

Other Financial Instruments

The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at June 30, 2017, the fair value of Time Warner’s public debt exceeded its carrying value by approximately $2.619 billion and, based on interest rates prevailing at December 31, 2016, the fair value of Time Warner’s public debt exceeded its carrying value by approximately $2.238 billion. The fair value of Time Warner’s public debt is considered a Level 2 measurement as it is based on observable market inputs such as current interest rates and, where available, actual sales transactions. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt is retired prior to its maturity.

Information as of June 30, 2017 about the Company’s investments in CME that are not required to be carried at fair value on a recurring basis is as follows (millions):

	Carrying Value	Fair Value	Fair Value Hierarchy
Class A common stock (a)	$—	$290	Level 1
Series B convertible redeemable preferred shares	$—	$429	Level 2

(a)	Includes 1 share of Series A convertible preferred stock.

The fair values of the Company’s investments in CME’s Class A common stock (including Series A convertible preferred stock) and Series B convertible redeemable preferred shares are primarily determined by reference to the June 30, 2017 closing price of CME’s common stock.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the three and six months ended June 30, 2017 and June 30, 2016, the Company also performed fair value measurements related to certain theatrical films and television programs. In determining the fair value of its theatrical films, the Company employs a DCF methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros.) plus a risk premium representing the risk associated with producing a particular theatrical film. The fair value of any theatrical films and television programs that management plans to abandon is zero. Because the primary determination of fair value is made using a DCF model, the resulting fair value is considered a Level 3 measurement. The following table presents certain theatrical film and television production costs, which were recorded as inventory in the Consolidated Balance Sheet, that were written down to fair value (millions):

	Carrying value before write down	Carrying value after write down
Fair value measurements made during the three months ended June 30,:
2017	$6	$—
2016	$34	$1

Fair value measurements made during the six months ended June 30,:
2017	$57	$30
2016	$62	$3

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	INVENTORIES AND THEATRICAL FILM AND TELEVISION PRODUCTION COSTS

Inventories and theatrical film and television production costs consist of (millions):

	June 30, 2017	December 31, 2016
Inventories:
Programming costs, less amortization (a)	$3,515	$3,625
Other inventory, primarily DVDs and Blu-ray Discs	191	184

Total inventories	3,706	3,809
Less: current portion of inventory	(2,042)	(2,062)

Total noncurrent inventories	1,664	1,747

Theatrical film production costs: (b)
Released, less amortization	729	818
Completed and not released	333	460
In production	1,343	1,286
Development and pre-production	132	133

Television production costs: (b)
Released, less amortization	1,867	1,618
Completed and not released	826	841
In production	826	995
Development and pre-production	15	18

Total theatrical film and television production costs	6,071	6,169

Total noncurrent inventories and theatrical film and television production costs	$7,735	$7,916

(a)	Includes the costs of certain programming rights, primarily sports, for which payments have been made prior to the related rights being received.
(b)

Does not include $450 million and $518 million of acquired film library intangible assets as of June 30, 2017 and December 31, 2016, respectively, which are included in Intangible assets subject to amortization, net in the Consolidated Balance Sheet.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net gains and losses from hedging activities recognized in the Consolidated Statement of Operations were as follows (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gains (losses) recognized in:
Cost of revenues	$(15)	$—	$(16)	$9
Selling, general and administrative	(9)	2	(12)	5
Other income (loss), net	15	(2)	16	—

Amounts included in Other income (loss), net include the impact of forward points and option premiums, which are excluded from the assessment of hedge effectiveness. Other amounts included in Other income (loss), net relate to hedge of foreign-currency-denominated debt and hedge ineffectiveness, which are not material.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions and has entered into collateral agreements with these counterparties to further protect the Company in the event of deterioration of the credit quality of such counterparties on outstanding transactions. Additionally, netting provisions are included in agreements in situations where the Company executes multiple contracts with the same counterparty. For such foreign exchange contracts, the Company offsets the fair values of the amounts owed to or due from the same counterparty and classifies the net amount as a net asset or net liability within Prepaid expenses and other current assets or Accounts payable and accrued liabilities, respectively, in the Consolidated Balance Sheet. The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to Time Warner’s use of foreign currency derivatives at June 30, 2017 and December 31, 2016 (millions):

	June 30, 2017 (a)	December 31, 2016 (b)
Prepaid expenses and other current assets	$32	$153
Accounts payable and accrued liabilities	(5)	(9)

(a)

Includes $99 million ($93 million of qualifying hedges and $6 million of economic hedges) and $72 million ($68 million of qualifying hedges and $4 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

(b)

Includes $297 million ($272 million of qualifying hedges and $25 million of economic hedges) and $153 million ($141 million of qualifying hedges and $12 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

At June 30, 2017 and December 31, 2016, $8 million of losses and $46 million of gains, respectively, related to cash flow hedges are recorded in Accumulated other comprehensive loss, net and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in Accumulated other comprehensive loss, net at June 30, 2017 and December 31, 2016 are net gains of $8 million and net losses of $3 million, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

At June 30, 2017, the carrying amount of the Company’s €700 million aggregate principal amount of debt due 2023 is designated as a hedge of the variability in the Company’s Euro-denominated net investments. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within Accumulated other comprehensive loss, net in the Consolidated Balance Sheet. For the three and six months ended June 30, 2017, such amounts totaled $38 million and $51 million of losses, respectively. For the three and six months ended June 30, 2016, such amounts totaled $10 million and $17 million of losses, respectively.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summary sets forth the activity within Other comprehensive income (loss) (millions):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax
Unrealized gains on foreign currency translation	$62	$14	$76	$52	$13	$ 65
Unrealized losses on benefit obligations	(67)	24	(43)	(64)	23	(41)
Reclassification adjustment for losses on benefit obligations realized in net income (a)	10	(3)	7	18	(6)	12
Unrealized losses on derivative financial instruments	(47)	17	(30)	(70)	25	(45)
Reclassification adjustment for losses on derivative financial instruments realized in net income (b)	14	(4)	10	17	(5)	12

Other comprehensive income (loss)	$(28)	$48	$20	$(47)	$50	$ 3

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax
Unrealized gains (losses) on foreign currency translation	$41	$(6)	$35	$(9)	$5	$ (4)
Unrealized losses on securities	(2)	1	(1)	—	—	—
Unrealized gains on benefit obligations	19	(6)	13	26	(8)	18
Reclassification adjustment for losses on benefit obligations realized in net income (a)	8	(3)	5	17	(6)	11
Unrealized losses on derivative financial instruments	(16)	6	(10)	(15)	5	(10)
Reclassification adjustment for (gains) losses on derivative financial instruments realized in net income (b)	1	—	1	(26)	10	(16)

Other comprehensive income (loss)	$51	$(8)	$43	$(7)	$6	$ (1)

(a)         Pretax losses are included in Selling, general and administrative expenses.

(b)         Pretax (gains) losses are included in Selling, general and administrative expenses, Costs of revenues and Other income (loss), net are as follows (millions):

			Three Months Ended June 30,		Six Months Ended June 30,
			2017	2016	2017	2016
Selling, general and administrative expenses			$2	$2	$5	$ (1)
Costs of revenues			12	(1)	12	(10)
Other income (loss), net			—	—	—	(15)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	INCOME PER COMMON SHARE

Set forth below is a reconciliation of Basic and Diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders (millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income from continuing operations attributable to Time Warner Inc. shareholders	$1,062	$952	$2,486	$2,126
Income allocated to participating securities	(3)	(2)	(7)	(5)

Income from continuing operations attributable to Time Warner Inc. common shareholders — basic	$1,059	$950	$2,479	$2,121

Average basic common shares outstanding	775.8	784.5	774.7	787.6
Dilutive effect of equity awards	14.2	10.9	15.0	11.2

Average diluted common shares outstanding	790.0	795.4	789.7	798.8

Antidilutive common share equivalents excluded from computation	—	6	—	6

Income per common share from continuing operations attributable to Time Warner Inc. common shareholders:
Basic	$1.37	$1.21	$3.20	$2.69
Diluted	$1.34	$1.20	$3.15	$2.66

10.	EQUITY-BASED COMPENSATION

The following table sets forth the number of stock options, RSUs and PSUs granted during the six months ended June 30, 2017 and 2016 (millions):

	Six Months Ended June 30,
	2017	2016
Stock options	—	2.3
RSUs	0.5	2.8
PSUs	—	0.2

The following table sets forth the weighted-average grant date fair value of restricted stock units (“RSUs”) granted during the six months ended June 30, 2017 and 2016 and PSUs granted during the six months ended June 30, 2016. For PSUs, the service inception date precedes the grant date and requires the Company to apply mark-to-market accounting that is reflected in the grant date fair values presented:

	Six Months Ended June 30,
	2017	2016
RSUs	$96.53	$62.59
PSUs	—	118.79

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The impact of equity-based compensation awards on Operating income is as follows (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$7	$7	$14	$28
RSUs and PSUs	59	41	109	128

Total impact on operating income	$66	$48	$123	$156

Tax benefit recognized	$24	$17	$43	$55

Total unrecognized compensation cost related to unvested Time Warner stock options as of June 30, 2017, without taking into account expected forfeitures, is $39 million and is expected to be recognized over a weighted-average period of approximately one year. Total unrecognized compensation cost related to unvested RSUs and PSUs as of June 30, 2017, without taking into account expected forfeitures, is $566 million and is expected to be recognized over a weighted-average period between one and two years.

11.	BENEFIT PLANS

Components of Net Periodic Benefit Costs

A summary of the components of the net periodic benefit costs from continuing operations recognized for substantially all of Time Warner’s defined benefit pension plans for the three and six months ended June 30, 2017 and 2016 is as follows (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$1	$1	$2	$2
Interest cost	16	21	32	43
Expected return on plan assets	(15)	(21)	(30)	(42)
Amortization of net loss	4	5	7	9

Net periodic benefit costs (a)	$6	$6	$11	$12

Contributions	$7	$6	$17	$15

(a)

Excludes net periodic benefit costs related to discontinued operations of $4 million and $7 million for the three and six months ended June 30, 2017, respectively, and $3 million and $7 million for the three and six months ended June 30, 2016, respectively, primarily related to employees and former employees of Time Inc. These amounts have been reflected in Other income (loss), net in the Consolidated Statement of Operations.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.	RESTRUCTURING AND SEVERANCE COSTS

The Company’s Restructuring and severance costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations and real estate consolidations. Restructuring and severance costs expensed as incurred for the three and six months ended June 30, 2017 and 2016 are as follows (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Turner	$5	$6	$7	$7
Home Box Office	3	37	5	41
Warner Bros.	—	4	9	5
Corporate	—	1	(1)	—

Total restructuring and severance costs	$8	$48	$20	$53

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
2017 initiatives	$15	$—	$31	$—
2016 and prior initiatives	(7)	48	(11)	53

Total restructuring and severance costs	$8	$48	$20	$53

Selected information relating to accrued restructuring and severance costs is as follows (millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2016	$162	$9	$171
Net accruals	20	—	20
Noncash reductions (a)	(2)	—	(2)
Cash paid	(52)	(3)	(55)

Remaining liability as of June 30, 2017	$128	$6	$134

(a)	Noncash reductions relate to the settlement of certain liabilities relating to employee compensation with equity instruments.

As of June 30, 2017, of the remaining $134 million liability, $85 million was classified as a current liability in the Consolidated Balance Sheet, with the remaining $49 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2020.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information as to the Revenues, intersegment revenues, Operating Income (Loss) and Assets of Time Warner’s reportable segments is set forth below (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Turner	$3,102	$3,010	$6,190	$5,916
Home Box Office	1,476	1,467	3,044	2,973
Warner Bros.	2,988	2,658	6,353	5,767
Intersegment eliminations	(236)	(183)	(522)	(396)

Total revenues	$7,330	$6,952	$15,065	$14,260

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Intersegment Revenues
Turner	$29	$34	$50	$54
Home Box Office	3	2	5	5
Warner Bros.	204	147	467	337

Total intersegment revenues	$236	$183	$522	$396

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Income (Loss)
Turner	$1,050	$1,130	$2,220	$2,369
Home Box Office	531	481	1,114	958
Warner Bros.	223	308	711	732
Corporate	(128)	(95)	(242)	(235)
Intersegment eliminations	16	22	(35)	18

Total operating income	$1,692	$1,846	$3,768	$3,842

			June 30, 2017	December 31, 2016
Assets
Turner			$26,708	$26,317
Home Box Office			14,734	14,636
Warner Bros.			20,842	21,550
Corporate			3,812	3,463

Total assets			$66,096	$65,966

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	COMMITMENTS AND CONTINGENCIES

Commitments

Six Flags

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (collectively, the “Parks”), in 1997, certain subsidiaries of the Company (including Historic TW and, in connection with the separation of Time Warner Cable Inc. in 2009, Warner Bros. Entertainment Inc.) agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including: annual payments made at the Parks or to the limited partners and additional obligations at the end of the respective terms for the Partnerships in 2027 and 2028 (the “Guaranteed Obligations”). The aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) are $928 million (for a net present value of $467 million). To date, no payments have been made by the Company pursuant to the Six Flags Guarantee.

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

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized at June 30, 2017. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company has estimated a range of possible loss for legal claims for which the Company has determined a loss is probable or reasonably possible, including the matter disclosed above. The Company believes the estimate of the aggregate range of possible loss for such matters in excess of accrued liabilities is between $0 and $100 million at June 30, 2017. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

Income Tax Uncertainties

During the six months ended June 30, 2017, the Company recorded net increases to income tax reserves of approximately $11 million. Increases to income tax reserves of approximately $18 million impacted the Company’s effective tax rate. During the six months ended June 30, 2017, the Company recorded net increases to interest reserves related to the income tax reserves of approximately $27 million.

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

The Company has entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. The transactions that generate revenue and expenses primarily relate to the licensing by the Warner Bros. segment of content to The CW broadcast network, Hulu and certain international networks, including networks owned by CME. Transactions that generate interest income and other income primarily relate to financing transactions with CME. Receivables due from related parties were $430 million and $265 million at June 30, 2017 and December 31, 2016, respectively. Payables due to related parties were immaterial at June 30, 2017 and December 31, 2016, respectively. Amounts included in the Consolidated Statement of Operations resulting from transactions with related parties consist of (millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$158	$116	$392	$239
Expenses	(1)	(1)	(2)	(1)
Interest income	22	27	45	68
Other income	3	4	5	9

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.	ADDITIONAL FINANCIAL INFORMATION

Additional financial information with respect to cash payments and receipts, Interest expense, net, Other income (loss), net, Accounts payable and accrued liabilities and Other noncurrent liabilities is as follows (millions):

			Six Months Ended June 30,
			2017	2016
Cash Flows
Cash payments made for interest			$(543)	$(676)
Interest income received			38	82

Cash interest payments, net			$(505)	$(594)

Cash payments made for income taxes			$(810)	$(686)
Income tax refunds received			19	18

Cash tax payments, net			$(791)	$(668)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest Expense, Net
Interest income	$57	$56	$106	$119
Interest expense	(306)	(348)	(614)	(695)

Total interest expense, net	$(249)	$(292)	$(508)	$(576)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Other Income (Loss), Net
Investment gains, net	$96	$47	$255	$36
Loss on equity method investees	(19)	(168)	(95)	(202)
Other	(6)	(10)	(13)	(5)

Total other income (loss), net	$71	$(131)	$147	$(171)

			June 30, 2017	December 31, 2016
Accounts Payable and Accrued Liabilities
Accounts payable			$534	$527
Other accrued expenses			1,442	1,878
Participations payable			2,601	2,525
Programming costs payable			837	776
Accrued compensation			799	1,004
Accrued interest			352	320
Accrued dividends			316	—
Accrued income taxes			150	162

Total accounts payable and accrued liabilities			$7,031	$7,192

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2017	December 31, 2016
Other Noncurrent Liabilities
Noncurrent tax and interest reserves	$1,642	$1,567
Participations payable	1,805	1,780
Programming costs payable	702	827
Noncurrent pension and post-retirement liabilities	1,005	954
Deferred compensation	494	491
Other noncurrent liabilities	649	722

Total other noncurrent liabilities	$6,297	$6,341

Accounting for Collaborative Arrangements

The Company’s collaborative arrangements primarily relate to arrangements entered into with third parties to jointly finance and distribute theatrical productions and an arrangement entered into with CBS Broadcasting, Inc. (“CBS”) and The National Collegiate Athletic Association (the “NCAA”).

For the Company’s collaborative arrangements entered into with third parties to jointly finance and distribute theatrical productions, net participation costs of $43 million and $45 million were recorded in Costs of revenues for the three months ended June 30, 2017 and 2016, respectively, and $136 million and $118 million were recorded in Costs of revenues for the six months ended June 30, 2017 and 2016, respectively.

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

June 30, 2017

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
ASSETS
Current assets
Cash and equivalents	$421	$194	$1,090	$—	$1,705
Receivables, net	122	1,227	7,332	(26)	8,655
Inventories	—	617	1,458	(33)	2,042
Prepaid expenses and other current assets	490	103	409	—	1,002

Total current assets	1,033	2,141	10,289	(59)	13,404
Noncurrent inventories and theatrical film and television production costs	—	1,882	5,880	(27)	7,735
Investments in amounts due to and from consolidated subsidiaries	49,129	10,636	13,139	(72,904)	—
Investments, including available-for-sale securities	319	450	2,879	(6)	3,642
Property, plant and equipment, net	50	415	1,999	—	2,464
Intangible assets subject to amortization, net	—	—	692	—	692
Intangible assets not subject to amortization	—	2,007	4,998	—	7,005
Goodwill	—	9,880	17,877	—	27,757
Other assets	564	497	2,577	(241)	3,397

Total assets	$51,095	$27,908	$60,330	$(73,237)	$66,096

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,027	$836	$5,250	$(82)	$7,031
Deferred revenue	—	70	585	(2)	653
Debt due within one year	44	1,109	2	—	1,155

Total current liabilities	1,071	2,015	5,837	(84)	8,839
Long-term debt	19,372	2,462	9	—	21,843
Deferred income taxes	2,596	2,855	2,052	(4,907)	2,596
Deferred revenue	—	26	476	—	502
Other noncurrent liabilities	2,069	1,957	3,657	(1,386)	6,297
Redeemable noncontrolling interest	—	—	30	—	30
Equity
Due to (from) Time Warner Inc. and subsidiaries	—	(56,090)	(1,951)	58,041	—
Other shareholders’ equity	25,987	74,683	50,218	(124,901)	25,987

Total Time Warner Inc. shareholders’ equity	25,987	18,593	48,267	(66,860)	25,987
Noncontrolling interest	—	—	2	—	2

Total equity	25,987	18,593	48,269	(66,860)	25,989

Total liabilities and equity	$51,095	$27,908	$60,330	$(73,237)	$66,096

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended June 30, 2017

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$1,876	$5,706	$(252)	$7,330
Costs of revenues	—	(762)	(3,657)	214	(4,205)
Selling, general and administrative	(129)	(344)	(989)	35	(1,427)
Amortization of intangible assets	—	—	(46)	—	(46)
Restructuring and severance costs	—	(5)	(3)	—	(8)
Asset impairments	—	—	(1)	—	(1)
Gain on operating assets, net	—	49	—	—	49

Operating income	(129)	814	1,010	(3)	1,692
Equity in pretax income (loss) of consolidated subsidiaries	1,842	990	502	(3,334)	—
Interest expense, net	(208)	(69)	26	2	(249)
Other income (loss), net	9	5	59	(2)	71

Income from continuing operations before income taxes	1,514	1,740	1,597	(3,337)	1,514
Income tax provision	(452)	(558)	(483)	1,041	(452)

Net income	1,062	1,182	1,114	(2,296)	1,062
Less Net loss attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to Time Warner Inc. shareholders	$1,062	$1,182	$1,114	$(2,296)	$1,062

Comprehensive income	1,082	1,221	1,192	(2,413)	1,082
Less Comprehensive loss attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to Time Warner Inc. shareholders	$1,082	$1,221	$1,192	$(2,413)	$1,082

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended June 30, 2016

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$1,905	$5,222	$(175)	$6,952
Costs of revenues	—	(855)	(3,109)	124	(3,840)
Selling, general and administrative	(80)	(299)	(927)	48	(1,258)
Amortization of intangible assets	—	—	(47)	—	(47)
Restructuring and severance costs	—	(36)	(12)	—	(48)
Asset impairments	(2)	—	—	—	(2)
Gain on operating assets, net	—	—	89	—	89

Operating income	(82)	715	1,216	(3)	1,846
Equity in pretax income (loss) of consolidated subsidiaries	1,893	1,216	458	(3,567)	—
Interest expense, net	(237)	(75)	19	1	(292)
Other income (loss), net	(151)	3	16	1	(131)

Income from continuing operations before income taxes	1,423	1,859	1,709	(3,568)	1,423
Income tax provision	(472)	(554)	(578)	1,132	(472)

Net income	$951	$1,305	$1,131	$(2,436)	$951
Less Net loss attributable to noncontrolling interests	1	1	1	(2)	1

Net income attributable to Time Warner Inc. shareholders	$952	$1,306	$1,132	$(2,438)	$952

Comprehensive income	$994	$1,342	$1,166	$(2,508)	$994
Less Comprehensive loss attributable to noncontrolling interests	1	1	1	$(2)	1

Comprehensive income attributable to Time Warner Inc. shareholders	$995	$1,343	$1,167	$(2,510)	$995

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Six Months Ended June 30, 2017

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$3,896	$11,642	$(473)	$15,065
Costs of revenues	—	(1,685)	(7,258)	405	(8,538)
Selling, general and administrative	(234)	(655)	(1,875)	62	(2,702)
Amortization of intangible assets	—	—	(91)	—	(91)
Restructuring and severance costs	—	(7)	(13)	—	(20)
Asset impairments	—	—	(2)	—	(2)
Gain on operating assets, net	—	49	7	—	56

Operating income	(234)	1,598	2,410	(6)	3,768
Equity in pretax income (loss) of consolidated subsidiaries	4,045	2,443	1,059	(7,547)	—
Interest expense, net	(416)	(137)	42	3	(508)
Other income (loss), net	12	5	131	(1)	147

Income from continuing operations before income taxes	3,407	3,909	3,642	(7,551)	3,407
Income tax provision	(922)	(1,171)	(1,071)	2,242	(922)

Net income	2,485	2,738	2,571	(5,309)	2,485
Less Net loss attributable to noncontrolling interests	1	1	1	(2)	1

Net income attributable to Time Warner Inc. shareholders	$2,486	$2,739	$2,572	$(5,311)	$2,486

Comprehensive income	$2,488	$2,783	$2,638	$(5,421)	$2,488
Less Comprehensive loss attributable to noncontrolling interests	1	1	1	(2)	1

Comprehensive income attributable to Time Warner Inc. shareholders	$2,489	$2,784	$2,639	$(5,423)	$2,489

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Six Months Ended June 30, 2016

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$3,888	$10,784	$(412)	$14,260
Costs of revenues	—	(1,808)	(6,348)	311	(7,845)
Selling, general and administrative	(200)	(611)	(1,793)	95	(2,509)
Amortization of intangible assets	—	—	(95)	—	(95)
Restructuring and severance costs	—	(40)	(13)	—	(53)
Asset impairments	(4)	—	(1)	—	(5)
Gain on operating assets, net	—	—	89	—	89

Operating income	(204)	1,429	2,623	(6)	3,842
Equity in pretax income (loss) of consolidated subsidiaries	3,921	2,642	929	(7,492)	—
Interest expense, net	(484)	(151)	56	3	(576)
Other income (loss), net	(138)	—	(33)	—	(171)

Income from continuing operations before income taxes	3,095	3,920	3,575	(7,495)	3,095
Income tax provision	(970)	(1,172)	(1,150)	2,322	(970)

Income from continuing operations	2,125	2,748	2,425	(5,173)	2,125
Discontinued operations, net of tax	40	40	40	(80)	40

Net income	2,165	2,788	2,465	(5,253)	2,165
Less Net loss attributable to noncontrolling interests	1	1	1	(2)	1

Net income attributable to Time Warner Inc. shareholders	$2,166	$2,789	$2,466	$(5,255)	$2,166

Comprehensive income	$2,164	$2,795	$2,453	$(5,248)	$2,164
Less Comprehensive loss attributable to noncontrolling interests	1	1	1	(2)	1

Comprehensive income attributable to Time Warner Inc. shareholders	$2,165	$2,796	$2,454	$(5,250)	$2,165

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Six Months Ended June 30, 2017

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$2,485	$2,738	$2,571	$(5,309)	$2,485
Less Discontinued operations, net of tax	—	—	—	—	—

Net income from continuing operations	2,485	2,738	2,571	(5,309)	2,485
Adjustments for noncash and nonoperating items:
Depreciation and amortization	5	55	274	—	334
Amortization of film and television costs	—	1,354	3,224	(23)	4,555
Asset impairments	—	—	2	—	2
Gain on investments and other assets, net	(42)	(44)	(225)	—	(311)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(4,045)	(2,443)	(1,059)	7,547	—
Equity in losses of investee companies, net of cash distributions	9	—	106	—	115
Equity-based compensation	34	44	45	—	123
Deferred income taxes	(23)	(112)	(56)	168	(23)
Changes in operating assets and liabilities, net of acquisitions	294	(127)	(2,602)	(2,384)	(4,819)
Intercompany	—	1,180	(1,180)	—	—

Cash provided by operations from continuing operations	(1,283)	2,645	1,100	(1)	2,461
Cash used by operations from discontinued operations	(1)	—	(7)	—	(8)

Cash provided by operations	(1,284)	2,645	1,093	(1)	2,453

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(34)	(9)	(317)	—	(360)
Capital expenditures	—	(63)	(139)	—	(202)
Advances to (from) parent and consolidated subsidiaries	2,990	711	—	(3,701)	—
Other investment proceeds	26	67	243	—	336

Cash used by investing activities	2,982	706	(213)	(3,701)	(226)

FINANCING ACTIVITIES
Debt repayments	(1,396)	—	—	—	(1,396)
Proceeds from exercise of stock options	100	—	—	—	100
Principal payments on capital leases	—	(6)	(5)	—	(11)
Dividends paid	(632)	—	—	—	(632)
Other financing activities	34	(20)	(137)	1	(122)
Change in due to/from parent and investment in segment	—	(3,222)	(479)	3,701	—

Cash used by financing activities	(1,894)	(3,248)	(621)	3,702	(2,061)

INCREASE IN CASH AND EQUIVALENTS	(196)	103	259	—	166
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	617	91	831	—	1,539

CASH AND EQUIVALENTS AT END OF PERIOD	$421	$194	$1,090	$—	$1,705

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Six Months Ended June 30, 2016

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$2,165	$2,788	$2,465	$(5,253)	$2,165
Less Discontinued operations, net of tax	(40)	(40)	(40)	80	(40)

Net income from continuing operations	2,125	2,748	2,425	(5,173)	2,125
Adjustments for noncash and nonoperating items:
Depreciation and amortization	5	53	278	—	336
Amortization of film and television costs	—	1,431	2,743	(16)	4,158
Asset impairments	4	—	1	—	5
Gain on investments and other assets, net	11	1	(42)	—	(30)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(3,921)	(2,642)	(929)	7,492	—
Equity in losses of investee companies, net of cash distributions	(4)	—	226	1	223
Equity-based compensation	55	46	55	—	156
Deferred income taxes	249	167	168	(335)	249
Changes in operating assets and liabilities, net of acquisitions	43	(783)	(2,538)	(1,971)	(5,249)
Intercompany	—	1,535	(1,535)	—	—

Cash provided by operations from continuing operations	(1,433)	2,556	852	(2)	1,973
Cash used by operations from discontinued operations	—	—	(7)	—	(7)

Cash provided by operations	(1,433)	2,556	845	(2)	1,966

INVESTING ACTIVITIES
Investments in available-for-sale securities	(2)	—	(5)	—	(7)
Investments and acquisitions, net of cash acquired	(21)	(14)	(251)	—	(286)
Capital expenditures	(8)	(29)	(125)	—	(162)
Advances to (from) parent and consolidated subsidiaries	3,296	235	—	(3,531)	—
Other investment proceeds	17	17	207	—	241

Cash used by investing activities	3,282	209	(174)	(3,531)	(214)

FINANCING ACTIVITIES
Borrowings	940	—	2	—	942
Debt repayments	(150)	(150)	(4)	—	(304)
Proceeds from exercise of stock options	81	—	—	—	81
Excess tax benefit from equity instruments	40	—	—	—	40
Principal payments on capital leases	—	(7)	—	—	(7)
Repurchases of common stock	(1,407)	—	—	—	(1,407)
Dividends paid	(640)	—	—	—	(640)
Other financing activities	123	(35)	(205)	1	(116)
Change in due to/from parent and investment in segment	—	(2,691)	(841)	3,532	—

Cash used by financing activities	(1,013)	(2,883)	(1,048)	3,533	(1,411)

INCREASE IN CASH AND EQUIVALENTS	836	(118)	(377)	—	341
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	976	288	891	—	2,155

CASH AND EQUIVALENTS AT END OF PERIOD	$1,812	$170	$514	$—	$2,496

Part II. Other Information

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors as previously disclosed in Part I, Item 1A. Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December  31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

The Company did not purchase any equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2017.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
April 1, 2017 - April 30, 2017	0	$—	0	$2,693,315,245
May 1, 2017 - May 31, 2017	0	$—	0	$2,693,315,245
June 1, 2017 - June 30, 2017	0	$—	0	$2,693,315,245

Total	0	$—	0	$2,693,315,245

(1)	These amounts do not give effect to any fees, commissions or other costs associated with share repurchases in prior periods.
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

Limitations on the Payment of Dividends

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Merger Agreement restricts the Company, without AT&T’s consent, from increasing the Company’s quarterly dividends above $0.4025 per share.

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

TIME WARNER INC. (Registrant)

/s/ Howard M. Averill
Date: August 2, 2017	Name: Title:	Howard M. Averill Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. †

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet at June 30, 2017 and December 31, 2016, (ii) Consolidated Statement of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statement of Cash Flows for the three and six months ended June 30, 2017 and 2016, (v) Consolidated Statement of Equity for the three and six months ended June 30, 2017 and 2016, (vi) Notes to Consolidated Financial Statements and (vii) Supplementary Information-Condensed Consolidating Financial Statements.

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