Form 10-Q
period 2017-09-30
TIME WARNER INC.
filed 2017-10-26
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2017 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of October 20, 2017
Common Stock – $.01 par value	778,592,980

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

•

Results of operations.  This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2017. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of transactions and other items that affect the comparability of the results being analyzed is included.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of September 30, 2017 and cash flows for the nine months ended September 30, 2017.

•

Caution concerning forward-looking statements.  This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements.

OVERVIEW

Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, Adult Swim, Cartoon Network, CNN, HBO, Cinemax, Warner Bros. and New Line Cinema. During the nine months ended September 30, 2017, the Company generated Revenues of $22.660 billion (up 6% from $21.427 billion in 2016), Operating Income of $6.013 billion (up 3% from $5.856 billion in 2016), Income from continuing operations of $3.856 billion (up 7% from $3.597 billion in 2016), Net Income attributable to Time Warner shareholders of $3.858 billion (up 6% from $3.633 billion in 2016) and Cash provided by operations of $3.947 billion (up 12% from $3.534 billion in 2016).

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

Turner.  The Turner segment consists of businesses managed by Turner Broadcasting System, Inc. (“Turner”). During the nine months ended September 30, 2017, the Turner segment recorded Revenues of $8.958 billion (39% of the Company’s total Revenues) and Operating Income of $3.463 billion.

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

Home Box Office.  The Home Box Office segment consists of businesses managed by Home Box Office, Inc. (“Home Box Office”). During the nine months ended September 30, 2017, the Home Box Office segment recorded Revenues of $4.649 billion (21% of the Company’s total Revenues) and Operating Income of $1.666 billion.

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

In the U.S., Home Box Office generates revenues principally from licensing programming to affiliates and digital distributors that have contracted to receive and distribute such programming to their customers who subscribe to the HBO or Cinemax services. Home Box Office’s agreements with its domestic affiliates are typically long-term arrangements that provide for annual fee increases and marketing support. The relationship between subscriber totals and the amount of revenues earned under Home Box Office affiliate agreements depends on the specific terms of the applicable agreement, which may include basic and/or pay television subscriber thresholds, volume discounts and other performance-based discounts. Marketing and promotional activities intended to retain existing subscribers and acquire new subscribers may also impact revenue earned. Internationally, Home Box Office generates subscription revenues by licensing programming to international affiliates that have contracted to receive and distribute such programming to their customers. In some countries, Home Box Office also generates subscription revenues from OTT services that are distributed to consumers either directly or through third parties. Additional sources of revenues for Home Box Office are the licensing of its original programming, including Game of Thrones, Big Little Lies and VEEP, and the home entertainment sales of its original programming via physical and digital formats.

Warner Bros.  The Warner Bros. segment consists of businesses managed by Warner Bros. Entertainment Inc. (“Warner Bros.”) that principally produce and distribute television shows, feature films and videogames. Warner Bros.’ television, film and videogame businesses benefit from a shared infrastructure, including shared production, distribution, marketing and administrative functions and resources. During the nine months ended September 30, 2017, the Warner Bros. segment recorded Revenues of $9.813 billion (40% of the Company’s total Revenues) and Operating Income of $1.249 billion.

Warner Bros. is a leader in television production and distribution. Warner Bros. generates television product revenues principally from the licensing of programs to broadcast and cable television networks and premium pay television and OTT services. For the 2017/2018 season, Warner Bros. is producing over 70 original series in the U.S., including (i) at least three series for each of the five broadcast networks (including Arrow, The Bachelor, The Big Bang Theory, Blindspot, DC’s Legends of Tomorrow, The Flash, Gotham, iZombie, Lethal Weapon, Little Big Shots, Lucifer, The Middle, Mom, Riverdale, Supergirl, Supernatural, The Voice and Young Sheldon), (ii) series for basic cable networks (including Animal Kingdom, Claws, People of Earth and Queen Sugar), (iii) series for premium pay television services (including Shameless and Westworld), (iv) series for SVOD services (including Castle Rock, Disjointed, Fuller House and Longmire), (v) series for first-run syndication (including The Ellen DeGeneres Show, Extra, The Real and TMZ) and (vi) animated series for Cartoon Network, Boomerang, Adult Swim and third party networks (including New Looney Tunes and Teen Titans Go!). Warner Bros. also licenses the rights to many of its U.S. original television series in international territories. Outside the U.S., Warner Bros. has a global network of production companies in many countries, which allows Warner Bros. to develop programming specifically tailored for the audiences in these territories. These local production companies also focus on developing non-scripted programs and formats that can be adapted and sold internationally and in the U.S.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Warner Bros. is a leader in the feature film industry and produces feature films under its Warner Bros. and New Line Cinema banners. Warner Bros. generates theatrical product revenues principally through rental fees from theatrical exhibition of feature films, including the following recently released films: Annabelle: Creation, Blade Runner 2049, Dunkirk, It, Kong: Skull Island, The LEGO Batman Movie, The LEGO Ninjago Movie and Wonder Woman, and subsequently through licensing fees received from the distribution of films on premium pay television services, broadcast and cable television networks and OTT services.

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

The distribution and sale of home entertainment product in physical formats is a large contributor to the segment’s revenues and profits. For the past several years, sales of home entertainment product in physical formats have declined as the home entertainment industry has been undergoing significant changes as home entertainment consumption patterns have shifted. Several factors have contributed to this decline, including consumers shifting to digital purchases and transactional VOD rentals of content; changing retailer initiatives and strategies (e.g., reduction of floor space devoted to home entertainment product in physical formats); retail store closures; increasing competition for consumer discretionary time and spending; and piracy. Consumers have also been increasingly shifting to OTT services that are based on a subscription model rather than a transactional model. During the first nine months of 2017, across the home entertainment industry, consumer spending on home entertainment product in physical formats continued to decline and consumer spending on electronic delivery continued to increase. The electronic delivery of film and television content is growing and becoming more important to the Warner Bros. segment, which has helped to offset some of the decline in sales of home entertainment product in physical formats.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by transactions and certain other items in each period as follows (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Asset impairments	$(9)	$(30)	$(11)	$(35)
Gain (loss) on operating assets, net	13	(12)	69	77
Costs related to the AT&T merger	(93)	—	(276)	—
Other	(5)	(14)	(16)	(28)

Impact on Operating Income	(94)	(56)	(234)	14
Investment gains, net	—	57	255	93
Amounts related to the separation or disposition of former Time Warner segments	(4)	(8)	(10)	(17)
Items affecting comparability relating to equity method investments	1	1	1	(139)

Pretax impact	(97)	(6)	12	(49)
Income tax impact of above items	30	35	45	(18)

Impact of items affecting comparability on income from continuing operations	$(67)	$29	$57	$(67)

In addition to the items affecting comparability described above, the Company incurred Restructuring and severance costs of $3 million and $23 million for the three and nine months ended September 30, 2017, respectively, and $11 million and $64 million for the three and nine months ended September 30, 2016, respectively. For further information regarding the Restructuring and severance costs, see “Consolidated Results” and “Business Segment Results.”

Asset Impairments

During the three and nine months ended September 30, 2017, the Company recognized asset impairments, relating primarily to software, of $9 million and $11 million, respectively, which consisted of $4 million and $6 million, respectively, at the Warner Bros. segment and $5 million for both periods at the Turner segment. During the three and nine months ended September 30, 2016, the Company recognized asset impairments of $30 million and $35 million, respectively, which consisted of $25 million at Turner for both periods relating to an international broadcast license, $5 million and $6 million, respectively, at Warner Bros. relating to certain internally developed software and, for the nine months ended September 30, 2016, $4 million at Corporate relating to miscellaneous assets.

Gain (Loss) on Operating Assets, Net

During the three and nine months ended September 30, 2017, the Company recognized a $13 million gain on operating assets primarily relating to a non-income tax receivable at the Turner segment. During the nine months ended September 30, 2017, the Company also recognized a $49 million gain on the sale of an Atlanta broadcast television station at the Turner segment as well as miscellaneous gains of $6 million at the Turner segment and $1 million at the Warner Bros. segment. For the three months ended September 30, 2016, the Company recognized $12 million of loss on operating assets, primarily relating to the pending disposition of a business at the Turner segment. For the nine months ended September 30, 2016, the Company recognized $77 million of net gain on operating assets, consisting of $92 million of gains at the Warner Bros. segment, principally relating to the gain on the sale of the net assets of Warner Bros.’ Flixster business to Fandango Media, LLC, and $15 million of losses at the Turner segment, principally relating to the pending disposition of a business.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Costs Related to the AT&T Merger

For the three and nine months ended September 30, 2017, the Company recognized $93 million and $276 million, respectively, of costs related to the AT&T merger, consisting of $32 million and $83 million, respectively, at the Turner segment, $29 million and $78 million, respectively, at the Warner Bros. segment, $19 million and $75 million, respectively, at Corporate and $13 million and $40 million, respectively, at the Home Box Office segment. For the three and nine months ended September 30, 2017, these costs reflected $6 million and $42 million, respectively, of external transaction costs and $87 million and $234 million, respectively, of costs from employee retention programs (as discussed below). For the three and nine months ended September 30, 2017, $90 million and $268 million, respectively, of these costs are included in Selling, general and administrative expenses and the remainder in Costs of revenues in the accompanying Consolidated Statement of Operations.

In connection with entering into the Merger Agreement, the Company has granted 5.7 million special retention restricted stock units (“Special Retention RSUs”) as of September 30, 2017 to certain employees of Time Warner and its divisions, including all executive officers of Time Warner. Half of the Special Retention RSUs will vest 25% per year on each of the first four anniversaries of February 15, 2017, and the remaining half will vest 25% per year on each of the first four anniversaries of February 15, 2018. Pursuant to the Special Retention RSU agreements, vesting as a result of retirement is not permitted unless the employee retires after the merger has closed. In addition, the awards do not accelerate automatically following the closing of the merger. Instead, the employee must remain employed following the closing, and the awards will vest only on the scheduled vesting date or upon termination of employment under certain circumstances, such as termination without cause, for good reason or due to retirement.

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

Other

For the three and nine months ended September 30, 2017, Other includes external costs related to mergers, acquisitions or dispositions (other than the AT&T merger) of $5 million and $16 million, respectively, consisting of $5 million and $15 million at the Warner Bros. segment primarily related to severance costs associated with the shutdown of a business in Latin America and, for the nine months ended September 30, 2017, $1 million at the Turner segment. For the three and nine months ended September 30, 2016, Other includes external costs related to mergers, acquisitions or dispositions of $4 million and $9 million, respectively, consisting of $3 million and $4 million, respectively, at the Turner segment and $1 million and $2 million, respectively, at the Warner Bros. segment and, for the nine months ended September 30, 2016, $3 million at Corporate. For the three and nine months ended September 30, 2016, Other also includes $10 million of pension settlement charges at Corporate, and for the nine months ended September 30, 2016, $9 million of expenses at the Home Box Office segment related to Home Box Office’s withdrawal from a multiemployer benefit plan. External costs related to mergers, acquisitions or dispositions and the accrued benefit plan withdrawal expenses are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Investment Gains, Net

Investment gains, net are included in Other income (loss), net in the accompanying Consolidated Statement of Operations. The detail of Investment gains, net is shown in the table below (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sale of interest in Omni Atlanta hotel joint venture	$—	$—	$99	$—
Gain on CME (a)	—	—	—	95
Gain on joint venture in Netherlands (b)	—	41	—	41
Fair value adjustments (c)	5	18	150	(44)
Gain (loss) on other investments	(5)	(2)	6	1

Investment gains, net	$—	$57	$255	$93

(a)	Related to financing transactions with Central European Media Enterprises Ltd. (“CME”) that were completed in the second quarter of 2016.
(b)	Related to a gain associated with an agreement to dissolve a Home Box Office joint venture in the Netherlands.
(c)	Related to warrants to purchase common stock of CME held by the Company.

Amounts Related to the Separation or Disposition of Former Time Warner Segments

The Company recognized $4 million and $10 million for the three and nine months ended September 30, 2017, respectively, and $8 million and $17 million for the three and nine months ended September 30, 2016, respectively, of losses related to the disposition of former Time Warner segments, primarily reflecting pension and other retirement benefits related to employees and former employees of Time Inc. These amounts have been reflected in Other income (loss), net in the accompanying Consolidated Statement of Operations.

Items Affecting Comparability Relating to Equity Method Investments

For both the three and nine months ended September 30, 2017, the Company recognized $1 million of income primarily related to its share of net investment gains recorded by equity method investees. For the three and nine months ended September 30, 2016, the Company recognized $1 million and $11 million of income, respectively, primarily related to net investment gains recorded by equity method investees and, for the nine months ended September 30, 2016, $150 million of losses related to the financing transactions with CME in 2016. These amounts have been reflected in Other income (loss), net in the accompanying Consolidated Statement of Operations.

Income Tax Impact

The income tax impact reflects the estimated tax provision or tax benefit associated with each item affecting comparability using the effective tax rate for the item. The estimated tax provision or tax benefit can vary based on certain factors, including the taxability or deductibility of the item and the applicable tax jurisdiction for the item. For the nine months ended September 30, 2017, the income tax impact includes a $69 million benefit primarily reflecting the reversal of a valuation allowance related to the use of capital loss carryforwards to offset the gains on the Turner segment’s sales of its interest in the joint venture that owns the Omni Atlanta hotel and its Atlanta broadcast television station.

Consolidated Results

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying Consolidated Statement of Operations.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Revenues.  The components of Revenues are as follows (millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Turner	$2,768	$2,610	6%	$8,958	$8,526	5%
Home Box Office	1,605	1,426	13%	4,649	4,399	6%
Warner Bros.	3,460	3,402	2%	9,813	9,169	7%
Intersegment eliminations	(238)	(271)	(12)%	(760)	(667)	14%

Total revenues	$7,595	$7,167	6%	$22,660	$21,427	6%

For the three and nine months ended September 30, 2017, Revenues at the Turner and Home Box Office segments increased primarily driven by higher Subscription revenues, and Revenues at the Warner Bros. segment increased primarily driven by higher Theatrical product and Videogames and other revenues, which, for the three months ended September 30, 2017, was partially offset by lower Television product revenues. Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

Costs of Revenues.  Costs of revenues were $3.928 billion and $12.466 billion for the three and nine months ended September 30, 2017, respectively, and $3.873 billion and $11.718 billion for the three and nine months ended September 30, 2016, respectively. The increase in Costs of revenues for the three months ended September 30, 2017 primarily reflected higher programming expenses at the Turner and Home Box Office segments, partially offset by lower print and advertising costs at the Warner Bros. segment. The increase in Costs of revenues for the nine months ended September 30, 2017 primarily reflected higher film and television production costs at the Warner Bros. segment and higher programming expenses at the Turner segment. The segment variations are discussed in “Business Segment Results.”

Selling, General and Administrative Expenses.  For the three and nine months ended September 30, 2017, Selling, general and administrative expenses increased 17% and 11%, respectively, to $1.378 billion and $4.080 billion, respectively, from $1.179 billion and $3.688 billion for the three and nine months ended September 30, 2016, respectively, primarily reflecting higher AT&T merger costs at all segments and higher marketing expense at the Turner and Home Box Office segments. For the three and nine months ended September 30, 2017, Selling, general and administrative expenses included $90 million and $268 million, respectively, of costs related to the AT&T merger. The segment variations are discussed in “Business Segment Results.”

Included in Costs of revenues and Selling, general and administrative expenses is depreciation expense of $124 million and $367 million for the three and nine months ended September 30, 2017, respectively, and $118 million and $359 million for the three and nine months ended September 30, 2016, respectively.

Amortization Expense.  Amortization expense was $45 million and $136 million for the three and nine months ended September 30, 2017, respectively, and $48 million and $143 million for the three and nine months ended September 30, 2016, respectively.

Restructuring and Severance Costs.  For the three and nine months ended September 30, 2017 and 2016, the Company incurred Restructuring and severance costs primarily related to employee terminations and other exit activities. Restructuring and severance costs are as follows (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Turner	$1	$8	$8	$15
Home Box Office	1	—	6	41
Warner Bros.	(1)	1	8	6
Corporate	2	2	1	2

Total restructuring and severance costs	$3	$11	$23	$64

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Operating Income.  Operating Income increased to $2.245 billion for the three months ended September 30, 2017 from $2.014 billion for the three months ended September 30, 2016. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $94 million and $56 million of expense for the three months ended September 30, 2017 and 2016, respectively, Operating Income increased $269 million, primarily reflecting increases at the Warner Bros., Turner and Home Box Office segments. Operating Income increased to $6.013 billion for the nine months ended September 30, 2017 from $5.856 billion for the nine months ended September 30, 2016. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $234 million of expense and $14 million of income for the nine months ended September 30, 2017 and 2016, respectively, Operating Income increased $405 million, primarily reflecting increases at the Warner Bros. and Home Box Office segments, partially offset by a decrease at the Turner segment.

Interest Expense, Net.  Interest expense, net detail is shown in the table below (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest expense	$(305)	$(350)	$(919)	$(1,045)
Interest income	51	52	157	171

Interest expense, net	$(254)	$(298)	$(762)	$(874)

The decrease in interest expense for the three and nine months ended September 30, 2017 was primarily due to lower average interest rates and lower average debt balances. The decrease in interest income for the nine months ended September 30, 2017 was primarily driven by the financing transactions with CME that were completed in the second quarter of 2016.

Other Income (Loss), Net.  Other income (loss), net detail is shown in the table below (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment gains, net	$—	$57	$255	$93
Amounts related to the separation or disposition of former Time Warner segments	(4)	(8)	(10)	(17)
Loss from equity method investees	(65)	(59)	(160)	(261)
Other	(1)	(17)	(8)	(13)

Other income (loss), net	$(70)	$(27)	$77	$(198)

Investment gains, net and amounts related to the separation or disposition of former Time Warner segments are discussed under “Transactions and Other Items Affecting Comparability.” The decrease in loss from equity method investees for the nine months ended September 30, 2017 was primarily due to the recognition during the nine months ended September 30, 2016 of the Company’s share of losses from CME related to the 2016 CME financing transactions.

Income Tax Provision.  Income tax provision increased to $550 million and $1.472 billion for the three and nine months ended September 30, 2017, respectively, from $217 million and $1.187 billion for the three and nine months ended September 30, 2016, respectively. The Company’s effective tax rate was 29% and 28% for the three and nine months ended September 30, 2017, respectively, compared to 13% and 25% for the three and nine months ended September 30, 2016, respectively. The increases in the effective tax rate for the three and nine months ended September 30, 2017 were primarily due to a change in the Company’s tax method of accounting for film and television cost amortization that was approved by the Internal Revenue Service during the third quarter of 2016, partially offset by the impact of the Company’s adoption of the new share-based compensation accounting guidance relating to excess tax benefits recognized with respect to share-based awards and the expected utilization of certain tax attribute carryovers in 2017.

Income from Continuing Operations.  Income from continuing operations was $1.371 billion and $1.472 billion for the three months ended September 30, 2017 and 2016, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $67 million of expense and $29 million of income for the three months ended September 30, 2017 and 2016, respectively, Income from continuing operations decreased $5 million, primarily due to higher income tax expense, partially offset

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

by higher Operating Income. Basic and Diluted income from continuing operations per common share were $1.76 and $1.73, respectively, for the three months ended September 30, 2017 and were $1.89 and $1.87, respectively, for the nine months ended September 30, 2016.

Income from continuing operations was $3.856 billion and $3.597 billion for the nine months ended September 30, 2017 and 2016, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $57 million of income and $67 million of expense for the nine months ended September 30, 2017 and 2016, respectively, Income from continuing operations increased $135 million, primarily due to higher Operating Income, partially offset by higher income tax expense. Basic and Diluted income from continuing operations per common share were $4.95 and $4.88, respectively, for the nine months ended September 30, 2017 and were $4.58 and $4.53, respectively, for the nine months ended September 30, 2016.

Discontinued Operations, Net of Tax.  For the three months ended September 30, 2016, Discontinued operations, net of tax was expense of $5 million related to pension settlement charges related to businesses the Company previously disposed of. For the nine months ended September 30, 2016, Discontinued operations, net of tax was income of $35 million, which also included the recognition of additional tax benefits associated with certain foreign tax attributes of Warner Music Group (“WMG”), which the company disposed of in 2004. Basic and Diluted loss from discontinued operations per common share were $0.00 and $0.01 for the three months ended September 30, 2016. Both Basic and Diluted income from discontinued operations per common share were $0.04 for the nine months ended September 30, 2016.

Net Income attributable to Time Warner shareholders.  Net income attributable to Time Warner shareholders was $1.372 billion and $3.858 billion for the three and nine months ended September 30, 2017, respectively, and $1.467 billion and $3.633 billion for the three and nine months ended September 30, 2016, respectively. Basic and Diluted net income per common share were $1.76 and $1.73, respectively, for the three months ended September 30, 2017 and were $1.89 and $1.86, respectively, for the three months ended September 30, 2016. Basic and Diluted net income per common share were $4.95 and $4.88, respectively, for the nine months ended September 30, 2017 and were $4.62 and $4.57, respectively, for the nine months ended September 30, 2016.

Business Segment Results

Turner.  Revenues and Operating Income of the Turner segment for the three and nine months ended September 30, 2017 and 2016 are as follows (millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Revenues:
Subscription	$1,666	$1,480	13%	$5,003	$4,455	12%
Advertising	963	996	(3)%	3,441	3,576	(4)%
Content and other	139	134	4%	514	495	4%

Total revenues	2,768	2,610	6%	8,958	8,526	5%
Costs of revenues (a)	(1,002)	(935)	7%	(3,930)	(3,505)	12%
Selling, general and administrative (a)	(476)	(415)	15%	(1,456)	(1,279)	14%
Gain (loss) on operating assets	13	(13)	(200)%	68	(15)	NM
Asset impairments	(5)	(25)	(80)%	(5)	(25)	(80)%
Restructuring and severance costs	(1)	(8)	(88)%	(8)	(15)	(47)%
Depreciation	(50)	(48)	4%	(151)	(143)	6%
Amortization	(4)	(4)	—%	(13)	(13)	—%

Operating Income	$1,243	$1,162	7%	$3,463	$3,531	(2)%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

For the three and nine months ended September 30, 2017, Subscription revenues increased primarily reflecting higher domestic subscription revenues of $167 million and $506 million, respectively, due to higher contractual rates, partially offset by a decrease in subscribers.

For the three months ended September 30, 2017, the decrease in Advertising revenues reflected lower domestic revenues of $36 million, primarily driven by lower audience delivery at Turner’s entertainment networks, partially offset by increases at Turner’s news businesses. For the nine months ended September 30, 2017, the decrease in Advertising revenues reflected lower domestic revenues of $157 million primarily due to the comparison to the revenues associated with the NCAA Division I Men’s Basketball Championship Tournament (the “NCAA Tournament”) in the prior year period when Turner’s networks aired the championship and two Final Four games, as well as lower audience delivery at Turner’s entertainment networks, partially offset by increases at Turner’s news businesses.

The components of Costs of revenues for the Turner segment are as follows (millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Programming costs:
Originals and sports	$555	$506	10%	$2,606	$2,277	14%
Acquired films and syndicated series	208	203	2%	628	593	6%

Total programming costs	763	709	8%	3,234	2,870	13%
Other direct operating costs	239	226	6%	696	635	10%

Costs of revenues (a)	$1,002	$935	7%	$3,930	$3,505	12%

(a)	Costs of revenues exclude depreciation.

For the three months ended September 30, 2017, programming costs increased primarily due to higher costs for original series. For the nine months ended September 30, 2017, programming costs increased mainly due to higher costs for National Basketball Association programming, partially offset by lower costs for NCAA Tournament programming. The increase in other direct operating costs for the three and nine months ended September 30, 2017 primarily related to costs associated with digital content and technology initiatives.

For the three and nine months ended September 30, 2017, Selling, general and administrative expenses increased primarily due to $31 million and $80 million, respectively, of costs related to the AT&T merger as well as higher marketing expense of $44 million and $76 million, respectively.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Gain (loss) on operating assets, costs related to the AT&T merger and external costs related to mergers, acquisitions and dispositions for the three and nine months ended September 30, 2017 and 2016, which affected the comparability of the Turner segment’s results.

Operating Income for the three months ended September 30, 2017 increased due to higher Revenues, higher Gain on operating assets and lower Asset impairments, partially offset by higher Costs of revenues and Selling, general and administrative expenses. Operating Income for the nine months ended September 30, 2017 decreased due to higher Costs of revenues and Selling, general and administrative expenses, partially offset by higher Revenues, higher Gain on operating assets and lower Asset impairments.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Home Box Office.  Revenues and Operating Income of the Home Box Office segment for the three and nine months ended September 30, 2017 and 2016 are as follows (millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Revenues:
Subscription	$1,418	$1,262	12%	$4,077	$3,751	9%
Content and other	187	164	14%	572	648	(12)%

Total revenues	1,605	1,426	13%	4,649	4,399	6%
Costs of revenues (a)	(758)	(690)	10%	(2,204)	(2,181)	1%
Selling, general and administrative (a)	(268)	(185)	45%	(701)	(623)	13%
Restructuring and severance costs	(1)	—	NM	(6)	(41)	(85)%
Depreciation	(22)	(17)	29%	(61)	(55)	11%
Amortization	(4)	(4)	—%	(11)	(11)	—%

Operating Income	$552	$530	4%	$1,666	$1,488	12%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

For the three and nine months ended September 30, 2017, Subscription revenues increased due to higher domestic subscription revenues of $128 million and $267 million, respectively, reflecting increased subscribers and higher contractual rates, as well as higher international subscription revenues of $28 million and $59 million, respectively, reflecting growth in Europe.

For the three months ended September 30, 2017, Content and other revenues increased primarily due to higher international licensing revenues of $12 million and higher home entertainment revenues of $9 million. For the nine months ended September 30, 2017, Content and other revenues decreased due to lower home entertainment revenues, primarily due to the timing of releases.

The components of Costs of revenues for the Home Box Office segment are as follows (millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Programming costs:
Originals and sports	$288	$236	22%	$800	$824	(3)%
Acquired films and syndicated series	265	281	(6)%	816	783	4%

Total programming costs	553	517	7%	1,616	1,607	1%
Other direct operating costs	205	173	18%	588	574	2%

Costs of revenues (a)	$758	$690	10%	$2,204	$2,181	1%

(a)	Costs of revenues exclude depreciation.

The increase in originals and sports programming costs for the three months ended September 30, 2017 was primarily due to the timing of original programming. The decrease in originals and sports programming costs for the nine months ended September 30, 2017 was primarily due to lower original programming charges, partially offset by the timing of original programming. The decrease in acquired films and syndicated series programming costs for the three months ended September 30, 2017 was primarily related to lower acquired programming costs for HBO’s domestic businesses, partially offset by higher acquired

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

programming costs for HBO’s international businesses. The increase in acquired films and syndicated series programming costs for the nine months ended September 30, 2017 was primarily related to higher acquired programming costs for both HBO’s international and domestic businesses.

For the three and nine months ended September 30, 2017, Selling, general and administrative expenses increased primarily due to higher marketing expenses of $57 million and $51 million, respectively, and costs related to the AT&T merger of $11 million and $35 million, respectively. In addition, the nine months ended September 30, 2016 included $9 million of expenses related to Home Box Office’s withdrawal from a multiemployer benefit plan.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of costs related to the AT&T merger for the three and nine months ended September 30, 2017, which affected the comparability of the Home Box Office segment’s results.

The results for the nine months ended September 30, 2016 included $41 million of Restructuring and severance costs principally related to executive severance costs.

The increase in Operating Income for the three and nine months ended September 30, 2017 was primarily due to higher Revenues, partially offset by higher Costs of revenues and higher Selling, general and administrative expenses, and for the nine months ended September 30, 2017, lower Restructuring and severance costs.

Warner Bros.  Revenues and Operating Income of the Warner Bros. segment for the three and nine months ended September 30, 2017 and 2016 are as follows (millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Revenues:
Theatrical product	$1,697	$1,605	6%	$4,425	$3,926	13%
Television product	1,308	1,430	(9)%	4,134	4,058	2%
Videogames and other	455	367	24%	1,254	1,185	6%

Total revenues	3,460	3,402	2%	9,813	9,169	7%
Costs of revenues (a)	(2,343)	(2,447)	(4)%	(6,863)	(6,519)	5%
Selling, general and administrative (a)	(494)	(436)	13%	(1,442)	(1,309)	10%
Gain on operating assets	—	1	NM	1	92	(99)%
Asset impairments	(4)	(5)	(20)%	(6)	(6)	—%
Restructuring and severance costs	1	(1)	NM	(8)	(6)	33%
Depreciation	(45)	(46)	(2)%	(134)	(142)	(6)%
Amortization	(37)	(40)	(8)%	(112)	(119)	(6)%

Operating Income	$538	$428	26%	$1,249	$1,160	8%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television or OTT services). The components of Revenues for the three and nine months ended September 30, 2017 and 2016 are as follows (millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Theatrical product:
Film rentals	$772	$794	(3)%	$1,759	$1,603	10%
Home video and electronic delivery	424	368	15%	1,135	910	25%
Television licensing	427	369	16%	1,315	1,207	9%
Consumer products and other	74	74	—%	216	206	5%

Total theatrical product	$1,697	$1,605	6%	$4,425	$3,926	13%

Television product:
Television licensing	1,111	1,200	(7)%	3,578	3,451	4%
Home video and electronic delivery	98	134	(27)%	263	313	(16)%
Consumer products and other	99	96	3%	293	294	—%

Total television product	$1,308	$1,430	(9)%	$4,134	$4,058	2%

The Warner Bros. segment had the following number of theatrical film, theatrical product home video and electronic delivery and videogame releases during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Theatrical film releases	4	6	14	15
Theatrical product home video and electronic delivery releases	6	7	13	16
Videogame releases	1	3	7	8

Theatrical product revenue from film rentals decreased for the three months ended September 30, 2017, reflecting lower revenues of $47 million from theatrical films released during the third quarter of 2017 compared to the third quarter of 2016, partially offset by higher carryover revenues of $25 million from prior period releases. Theatrical product revenue from film rentals increased for the nine months ended September 30, 2017, primarily reflecting higher revenues from theatrical films released during the first nine months of 2017 compared to the first nine months of 2016.

For the three months ended September 30, 2017, theatrical product revenues from home video and electronic delivery increased primarily due to higher revenues from prior period releases, including catalog titles, during the third quarter of 2017 compared to the third quarter of 2016. For the nine months ended September 30, 2017, theatrical product revenues from home video and electronic delivery increased due to higher revenues of $189 million from releases during the first nine months of 2017 compared to the first nine months of 2016 and higher revenues of $36 million from prior period releases, including catalog titles, during the first nine months of 2017 compared to the first nine months of 2016.

The increase in theatrical product revenues from television licensing for the three and nine months ended September 30, 2017 was primarily due to the timing and mix of availabilities.

The decrease in television product revenues from television licensing for the three months ended September 30, 2017 was primarily due to lower initial telecast revenues. The increase in television product revenues from television licensing for the nine

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

months ended September 30, 2017 was primarily due to higher domestic licensing revenues related to library series, partially offset by lower initial telecast revenues.

Videogames revenues increased for the three months ended September 30, 2017 primarily due to higher carryover revenues from prior period releases. Videogames revenues decreased for the nine months ended September 30, 2017 primarily due to lower carryover revenues of $73 million from prior period releases, partially offset by higher revenues of $59 million from releases during the first nine months of 2017 compared to the first nine months of 2016. In addition, other revenues for the three and nine months ended September 30, 2017 increased $42 million and $83 million, respectively, primarily related to higher revenues from digital initiatives.

The components of Costs of revenues for the Warner Bros. segment are as follows (millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Film and television production costs	$1,656	$1,650	—%	$4,809	$4,430	9%
Print and advertising costs	468	549	(15)%	1,465	1,410	4%
Other costs, including merchandise and related costs	219	248	(12)%	589	679	(13)%

Costs of revenues (a)	$2,343	$2,447	(4)%	$6,863	$6,519	5%

(a)	Costs of revenues excludes depreciation.

Included in film and television production costs are production costs related to videogames, as well as theatrical film and videogame valuation adjustments resulting primarily from revisions to estimates of ultimate revenue and/or costs for certain theatrical films and videogames. Theatrical film valuation adjustments were $0 for both the three months ended September 30, 2017 and 2016 and $11 million and $1 million for the nine months ended September 30, 2017 and 2016, respectively. Videogame valuation adjustments were $0 for both the three months ended September 30, 2017 and 2016 and $5 million and $4 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in film and television production costs for the nine months ended September 30, 2017 was primarily a result of higher costs for theatrical and television product. The decrease in print and advertising costs for the three months ended September 30, 2017 was primarily due to theatrical product, reflecting the type and number of releases, and, for the nine months ended September 30, 2017, the increase in print and advertising costs was primarily due to the type of videogame releases. Other costs, including merchandise and related costs decreased for the three and nine months ended September 30, 2017 primarily due to lower distribution-related costs of sales for videogames and home entertainment product.

Selling, general and administrative expenses increased for the three and nine months ended September 30, 2017 primarily due to costs related to the AT&T merger of $29 million and $78 million, respectively, and higher costs related to digital initiatives.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Gain on operating assets, Asset impairments, costs related to the AT&T merger and external costs related to mergers, acquisitions and dispositions for the three and nine months ended September 30, 2017 and 2016, which affected the comparability of the Warner Bros. segment’s results.

The increase in Operating Income for the three months ended September 30, 2017 was due to lower Costs of revenues and higher Revenues, partially offset by higher Selling, general and administrative expenses. The increase in Operating Income for the nine months ended September 30, 2017 was due to higher Revenues, partially offset by higher Costs of revenues and Selling, general and administrative expenses and lower Gains on operating assets.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Corporate.  Corporate’s Operating Loss for the three and nine months ended September 30, 2017 and 2016 was as follows (millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Selling, general and administrative (a)	$(83)	$(86)	(3)%	$(312)	$(305)	2%
Asset impairments	—	—	—%	—	(4)	NM
Restructuring and severance costs	(2)	(2)	—%	(1)	(2)	(50)%
Depreciation	(7)	(7)	—%	(21)	(19)	11%

Operating Loss	$(92)	$(95)	(3)%	$(334)	$(330)	1%

(a)	Selling, general and administrative expenses exclude depreciation.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments, costs related to the AT&T merger and external costs related to mergers, acquisitions and dispositions for the three and nine months ended September 30, 2017 and 2016, which affected the comparability of Corporate’s results.

For the three months ended September 30, 2017, Operating loss decreased primarily due to lower equity-based compensation expense, partially offset by costs related to the AT&T merger of $19 million. For the nine months ended September 30, 2017, Operating loss increased primarily due to costs related to the AT&T merger of $75 million, partially offset by lower equity-based compensation expense and lower costs of $14 million primarily related to technology initiatives. In addition, the results for the three and nine months ended September 30, 2016 included $10 million of pension settlement charges.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including scheduled debt repayments and quarterly dividend payments. Time Warner’s sources of cash include Cash provided by operations, Cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at September 30, 2017 was $7.639 billion, which included $2.621 billion of Cash and equivalents.

Current Financial Condition

At September 30, 2017, Time Warner had $23.055 billion of debt and $2.621 billion of Cash and equivalents, resulting in net debt of $20.434 billion, compared to $24.339 billion of debt and $1.539 billion of Cash and equivalents, or net debt of $22.800 billion, at December 31, 2016. At September 30, 2017, Total equity was $27.268 billion compared to $24.337 billion at December 31, 2016.

The following table shows the significant items contributing to the decrease in net debt from December 31, 2016 to September 30, 2017 (millions):

Balance at December 31, 2016	$22,800
Cash provided by operations	(3,947)
Capital expenditures	362
Dividends paid to common stockholders	948
Investments and acquisitions, net of cash acquired, including available-for-sale securities	511
Proceeds from the exercise of stock options	(167)
Other investment proceeds, including available-for-sale securities	(341)
All other, net	268

Balance at September 30, 2017	$20,434

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Cash Flows

For the nine months ended September 30, 2017 and 2016, Cash and equivalents increased by $1.082 billion and $153 million, respectively. Components of these changes are discussed below in more detail.

Operating Activities

Details of Cash provided by operations are as follows (millions):

	Nine Months Ended September 30,
	2017	2016
Operating Income	$6,013	$5,856
Depreciation and amortization	503	502
Net interest payments (a)	(853)	(903)
Net income taxes paid (b)	(1,092)	(695)
All other, net, including working capital changes	(624)	(1,226)

Cash provided by operations	$3,947	$3,534

(a)	Includes cash interest received of $49 million and $110 million for the nine months ended September 30, 2017 and 2016, respectively.
(b)	Includes income tax refunds received of $23 million and $124 million for the nine months ended September 30, 2017 and 2016, respectively.

Cash provided by operations for the nine months ended September 30, 2017 increased primarily due to a decrease in cash used by working capital, mainly due to the timing and mix of production and programming spending, partially offset by higher net income taxes paid. For the nine months ended September 30, 2016, all other net, including working capital changes was favorably impacted by approximately $280 million related to CME’s repayment of its senior secured notes and the term loan Time Warner provided CME in 2014.

Investing Activities

Details of Cash used by investing activities are as follows (millions):

	Nine Months Ended September 30,
	2017	2016
Investments in available-for-sale securities	$(1)	$(7)
Investments and acquisitions, net of cash acquired:
Hulu	(33)	(590)
Hudson Yards development project	(272)	(179)
All other	(205)	(206)
Capital expenditures	(362)	(270)
Other investment proceeds, including available-for-sale securities	341	253

Cash used by investing activities	$(532)	$(999)

The decrease in Cash used by investing activities for the nine months ended September 30, 2017 was primarily due to decreases in investments and acquisitions, net of cash acquired and higher other investment proceeds, including available-for-sale securities, partially offset by higher capital expenditures. Other investment proceeds, including available-for-sale securities, for the nine months ended September 30, 2017 primarily related to the sale of the Turner segment’s interest in the joint venture that owns the Omni Atlanta hotel, and other investment proceeds, including available-for-sale securities, for the nine months ended September 30, 2016 primarily related to CME’s repayment of CME’s senior secured notes and the term loan Time Warner provided CME in 2014.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Financing Activities

Details of Cash used by financing activities are as follows (millions):

	Nine Months Ended September 30,
	2017	2016
Borrowings	$—	$942
Debt repayments	(1,396)	(304)
Proceeds from the exercise of stock options	167	127
Excess tax benefit from equity instruments	—	59
Principal payments on capital leases	(32)	(11)
Repurchases of common stock	—	(2,119)
Dividends paid	(948)	(954)
Other financing activities	(124)	(122)

Cash used by financing activities from continuing operations	$(2,333)	$(2,382)

Cash used by financing activities for the nine months ended September 30, 2017 decreased primarily due to the impact of the discontinuation of share repurchases under the stock repurchase program in connection with the Company’s entry into the Merger Agreement, partially offset by an increase in Debt repayments and a decrease in Borrowings.

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At September 30, 2017, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $30.720 billion. Of this committed capacity, $7.639 billion was unused and $23.055 billion was outstanding as debt. At September 30, 2017, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

	Committed Capacity (a)	Letters of Credit (b)	Outstanding Debt (c)	Unused Committed Capacity
Cash and equivalents	$2,621	$—	$—	$2,621
Revolving credit facilities and commercial paper program (d)	5,000	—	—	5,000
Fixed-rate public debt	22,835	—	22,835	—
Other obligations (e)	264	26	220	18

Total	$30,720	$26	$23,055	$7,639

(a)

The revolving credit facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted average maturity of the Company’s outstanding debt and other financing arrangements was 11.3 years as of September 30, 2017.

(b)	Represents the portion of committed capacity, including from bilateral letter of credit facilities, reserved for outstanding and undrawn letters of credit.
(c)

Represents principal amounts adjusted for premiums and discounts and $97 million of unamortized debt issuance costs. At September 30, 2017, the principal amounts of the Company’s publicly issued debt mature as follows: $500 million in October 2017, $600 million in 2018, $650 million in 2019, $1.4 billion in 2020, $2.0 billion in 2021, $1.0 billion in 2022 and $16.868 billion thereafter. In the period after 2022, no more than $2.0 billion will mature in any given year.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the worldwide licensing of theatrical and television product for premium cable, basic cable, network and syndicated television and OTT exhibition. Backlog was $7.2 billion and $6.8 billion at September 30, 2017 and December 31, 2016, respectively. Included in the backlog amounts is licensing of theatrical and television product from the Warner Bros. segment to the Turner segment in the amount of $945 million and $942 million at September 30, 2017 and December 31, 2016, respectively. Also included in the backlog amounts is licensing of theatrical product from the Warner Bros. segment to the Home Box Office segment in the amount of $681 million and $689 million at September 30, 2017 and December 31, 2016, respectively.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of the forward-looking statements in this report include, but are not limited to, the statements regarding (i) the expected timing of the completion of the AT&T merger and (ii) the Company’s expectations regarding the impact of the AT&T merger on the Company’s efforts to spur innovation in the media industry.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET

(Unaudited; millions, except share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and equivalents	$2,621	$1,539
Receivables, less allowances of $712 and $981	8,997	8,699
Inventories	2,198	2,062
Prepaid expenses and other current assets	792	1,185

Total current assets	14,608	13,485
Noncurrent inventories and theatrical film and television production costs	8,367	7,916
Investments, including available-for-sale securities	3,732	3,337
Property, plant and equipment, net	2,555	2,510
Intangible assets subject to amortization, net	647	783
Intangible assets not subject to amortization	7,006	7,005
Goodwill	27,784	27,752
Other assets	3,644	3,178

Total assets	$68,343	$65,966

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,969	$7,192
Deferred revenue	725	564
Debt due within one year	1,157	1,947

Total current liabilities	9,851	9,703
Long-term debt	21,898	22,392
Deferred income taxes	2,490	2,678
Deferred revenue	480	486
Other noncurrent liabilities	6,320	6,341
Redeemable noncontrolling interest	36	29
Commitments and Contingencies (Note 14)
Equity
Common stock, $0.01 par value, 1.652 billion and 1.652 billion shares issued and 779 million and 772 million shares outstanding	17	17
Additional paid-in capital	145,373	146,780
Treasury stock, at cost (873 million and 880 million shares)	(47,137)	(47,497)
Accumulated other comprehensive loss, net	(1,389)	(1,510)
Accumulated deficit	(69,597)	(73,455)

Total Time Warner Inc. shareholders’ equity	27,267	24,335
Noncontrolling interest	1	2

Total equity	27,268	24,337

Total liabilities and equity	$68,343	$65,966

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited; millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$7,595	$7,167	$22,660	$21,427
Costs of revenues	(3,928)	(3,873)	(12,466)	(11,718)
Selling, general and administrative	(1,378)	(1,179)	(4,080)	(3,688)
Amortization of intangible assets	(45)	(48)	(136)	(143)
Restructuring and severance costs	(3)	(11)	(23)	(64)
Asset impairments	(9)	(30)	(11)	(35)
Gain (loss) on operating assets, net	13	(12)	69	77

Operating income	2,245	2,014	6,013	5,856
Interest expense, net	(254)	(298)	(762)	(874)
Other income (loss), net	(70)	(27)	77	(198)

Income from continuing operations before income taxes	1,921	1,689	5,328	4,784
Income tax provision	(550)	(217)	(1,472)	(1,187)

Income from continuing operations	1,371	1,472	3,856	3,597
Discontinued operations, net of tax	—	(5)	—	35

Net income	1,371	1,467	3,856	3,632
Less Net loss attributable to noncontrolling interests	1	—	2	1

Net income attributable to Time Warner Inc. shareholders	$1,372	$1,467	$3,858	$3,633

Amounts attributable to Time Warner Inc. shareholders:
Income from continuing operations	$1,372	$1,472	$3,858	$3,598
Discontinued operations, net of tax	—	(5)	—	35

Net income	$1,372	$1,467	$3,858	$3,633

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	$1.76	$1.89	$4.95	$4.58
Discontinued operations	—	—	—	0.04

Basic net income per common share	$1.76	$1.89	$4.95	$4.62

Average basic common shares outstanding	778.0	776.2	775.8	783.8

Diluted income per common share from continuing operations	$1.73	$1.87	$4.88	$4.53
Discontinued operations	—	(0.01)	—	0.04

Diluted net income per common share	$1.73	$1.86	$4.88	$4.57

Average diluted common shares outstanding	791.7	787.5	790.3	795.1

Cash dividends declared per share of common stock	$0.4025	$0.4025	$1.6100	$1.2075

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited; millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$1,371	$1,467	$3,856	$3,632
Other comprehensive income (loss), net of tax:
Foreign currency translation:
Unrealized gains (losses) occurring during the period	152	(38)	217	(42)
Securities:
Unrealized gains occurring during the period	3	—	3	—
Benefit obligations:
Unrealized losses occurring during the period	—	(143)	(41)	(125)
Reclassification adjustment for losses realized in net income	5	17	17	28

Change in benefit obligations	5	(126)	(24)	(97)

Derivative financial instruments:
Unrealized gains (losses) occurring during the period	(81)	2	(126)	(8)
Reclassification adjustment for (gains) losses realized in net income	39	(5)	51	(21)

Change in derivative financial instruments	(42)	(3)	(75)	(29)

Other comprehensive income (loss)	118	(167)	121	(168)

Comprehensive income	1,489	1,300	3,977	3,464
Less Comprehensive loss attributable to noncontrolling interests	1	—	2	1

Comprehensive income attributable to Time Warner Inc. shareholders	$1,490	$1,300	$3,979	$3,465

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Nine Months Ended September 30,

(Unaudited; millions)

	2017	2016
OPERATIONS
Net income	$3,856	$3,632
Less Discontinued operations, net of tax	—	(35)

Net income from continuing operations	3,856	3,597
Adjustments for noncash and nonoperating items:
Depreciation and amortization	503	502
Amortization of film and television costs	6,381	5,884
Asset impairments	11	35
Gain on investments and other assets, net	(324)	(75)
Equity in losses of investee companies, net of cash distributions	188	293
Equity-based compensation	178	201
Deferred income taxes	(120)	267
Changes in operating assets and liabilities, net of acquisitions	(6,715)	(7,160)

Cash provided by operations from continuing operations	3,958	3,544
Cash used by operations from discontinued operations	(11)	(10)

Cash provided by operations	3,947	3,534

INVESTING ACTIVITIES
Investments in available-for-sale securities	(1)	(7)
Investments and acquisitions, net of cash acquired	(510)	(975)
Capital expenditures	(362)	(270)
Other investment proceeds	341	253

Cash used by investing activities	(532)	(999)

FINANCING ACTIVITIES
Borrowings	—	942
Debt repayments	(1,396)	(304)
Proceeds from exercise of stock options	167	127
Excess tax benefit from equity instruments	—	59
Principal payments on capital leases	(32)	(11)
Repurchases of common stock	—	(2,119)
Dividends paid	(948)	(954)
Other financing activities	(124)	(122)

Cash used by financing activities	(2,333)	(2,382)

INCREASE IN CASH AND EQUIVALENTS	1,082	153
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,539	2,155

CASH AND EQUIVALENTS AT END OF PERIOD	$2,621	$2,308

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF EQUITY

Nine Months Ended September 30,

(Unaudited; millions)

	2017			2016
	Time Warner Shareholders	Noncontrolling Interests	Total Equity	Time Warner Shareholders	Noncontrolling Interests	Total Equity
BALANCE AT BEGINNING OF PERIOD	$24,335	$2	$24,337	$23,619	$—	$23,619
Net income (loss) (a)	3,858	(1)	3,857	3,633	1	3,634
Other comprehensive income (loss)	121	—	121	(168)	—	(168)
Dividends (b)	(1,265)	—	(1,265)	(954)	—	(954)
Common stock repurchases	—	—	—	(2,138)	—	(2,138)
Other, primarily related to stock options and restricted stock units	218	—	218	286	—	286

BALANCE AT END OF PERIOD	$27,267	$1	$27,268	$24,278	$1	$24,279

(a)	Net income excludes losses of $1 million and $2 million for the nine months ended September 30, 2017 and September 30, 2016, respectively, relating to redeemable noncontrolling interests.
(b)

Consistent with the Agreement and Plan of Merger with AT&T Inc. dated as of October 22, 2016, Time Warner has aligned the timing of its quarterly dividend with the timing of AT&T Inc.’s dividend, and, on September 29, 2017, Time Warner declared its fourth quarter dividend of $0.4025 per share of common stock, payable in cash on November 1, 2017 to shareholders of record at the close of business on October 10, 2017.

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

Accounting Guidance Adopted in 2017

Share-Based Payments

On January 1, 2017, the Company adopted, on a prospective basis, new accounting guidance that changes the reporting for certain aspects of share-based payments. One aspect of the guidance requires that the income tax effects of share-based awards be recognized in the Income tax provision in the Consolidated Statement of Operations when the awards vest or are settled. Under the previous guidance, excess tax benefits and deficiencies were recognized in Additional paid-in capital in the Consolidated Balance Sheet. For the nine months ended September 30, 2017 and 2016, the amount of excess tax benefits, net of deficiencies, recognized in Income tax provision and Additional paid-in capital, respectively, was $130 million and $54 million, respectively. In addition, because excess tax benefits are no longer recognized in Additional paid-in capital under the new guidance, such amounts are no longer included in the determination of assumed proceeds in applying the treasury stock method when computing earnings per share. Another aspect of the new guidance requires that excess tax benefits be classified as a cash flow from operating activities, rather

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

than a cash flow from financing activities, in the Consolidated Statement of Cash Flows. For the nine months ended September 30, 2017 and 2016, the amount of excess tax benefits presented as a cash flow from operating activities and financing activities, respectively, was $130 million and $59 million, respectively. The other aspects of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Accounting Guidance Not Yet Adopted

Derivatives and Hedging

In August 2017, guidance was issued related to the accounting for hedging activities. The guidance principally: (i) expands hedge accounting for both financial and non-financial risk components, (ii) eliminates the separate measurement and presentation of hedge ineffectiveness, (iii) changes the presentation of hedge results to require that changes in the value of hedging instruments be presented in the same income statement line item as the earnings effect of the hedged item, and (iv) simplifies the method to assess hedge effectiveness. This guidance will be effective for all existing hedge relationships as of January 1, 2019. The Company is evaluating the impact this guidance will have on its consolidated financial statements.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company’s assessment of the impact of adopting this new guidance is essentially complete, and the Company is executing its implementation plan. The Company currently expects that the adoption of the new guidance will not have a material impact on the Company’s financial statements, principally because the Company does not expect significant changes in the way it will record subscription revenue, advertising revenue, and a significant portion of its content revenue. However, it is possible that the Company’s evaluation of the expected impact of the new guidance on certain transactions could change if there are additional interpretations of the new revenue guidance that are different from the Company’s conclusions. Although the Company currently does not expect the impact of adopting the new guidance to be material, there are several areas where the Company’s revenue recognition is expected to change as compared with historical GAAP. The more significant of these areas are as follows:

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

For the three months ended September 30, 2016, Discontinued operations, net of tax was expense of $5 million ($0.01 of diluted loss from discontinued operations per common share) related to pension settlement charges related to businesses the Company previously disposed of. For the nine months ended September 30, 2016, Discontinued operations, net of tax was income of $35 million ($0.04 of diluted income from discontinued operations per common share), which also included the recognition of certain tax benefits associated with foreign tax attributes of the Warner Music Group (“WMG”), which the Company disposed of in 2004.

4.	INVESTMENTS

Central European Media Enterprises Ltd.

As of September 30, 2017, the Company had an approximate 47% voting interest in Central European Media Enterprises Ltd.’s (“CME”) common stock and an approximate 76% economic interest in CME on a diluted basis.

As of September 30, 2017, the Company owned 61.4 million shares of CME’s Class A common stock and 1 share of Series A convertible preferred stock, which is convertible into 11.2 million shares of CME’s Class A common stock and votes with the Class A common stock on an as-converted basis. The Company accounts for its investment in CME’s Class A common stock and Series A convertible preferred stock under the equity method of accounting. Although the book value of the Company’s equity method investment in CME has been reduced to zero through the recognition of equity method losses, the Company has continued to record equity method losses because it has guaranteed an aggregate amount of €955 million of CME’s obligations. The amount of such equity method losses at September 30, 2017 was $78 million and is presented in Other noncurrent liabilities on the Consolidated Balance Sheet. In addition, in connection with these guarantees, the Company recognized a liability at the inception of each respective arrangement based on the estimated fair value of the applicable guarantee. At September 30, 2017, the carrying value of liabilities associated with such guarantees was $181 million, which is also included in Other noncurrent liabilities on the Consolidated Balance Sheet. In June 2017, the CME financing arrangements guaranteed by the Company were amended such that the lenders agreed that the pending merger of the Company with AT&T will not constitute an event of default under a change in control provision included in the financing arrangements, and that the loans to CME will remain outstanding following the closing of the AT&T merger.

As of September 30, 2017, the Company owned all of the outstanding shares of CME’s Series B convertible redeemable preferred shares, which are non-voting and may be converted into 108.2 million shares of CME’s Class A common stock at the Company’s option. The Series B convertible redeemable preferred shares accrete in value until June 24, 2018 at an annual rate of 3.75% compounded quarterly. The Company accounts for its investment in CME’s Series B convertible redeemable preferred shares under the cost method of accounting.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2017, the Company held 101 million warrants each to purchase one share of CME Class A common stock. The warrants, which became exercisable in May 2016, have a four-year term that expires in May 2018 and an exercise price of $1.00 per share and do not contain any voting rights. The warrants are carried at fair value in Investments, including available-for-sale securities in the Consolidated Balance Sheet, which at September 30, 2017, was $309 million.

As of September 30, 2017, there were no amounts outstanding under the $115 million revolving credit facility Time Warner provided CME in 2014.

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

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, respectively (millions):

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Diversified equity securities (a)	$161	$—	$—	$161	$163	$—	$—	$163
Available-for-sale securities:
Equity securities	21	—	—	21	17	—	—	17
Debt securities	—	32	—	32	—	37	—	37
Derivatives:
Foreign exchange contracts	—	10	—	10	—	153	—	153
Other	—	—	310	310	—	—	161	161
Liabilities:
Derivatives:
Foreign exchange contracts	—	(115)	—	(115)	—	(9)	—	(9)
Other	—	—	(1)	(1)	—	—	—	—

Total	$182	$(73)	$309	$418	$180	$181	$161	$522

(a)	Consists of investments related to deferred compensation.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company primarily applies the market approach for valuing recurring fair value measurements. As of September 30, 2017 and December 31, 2016, assets valued using significant unobservable inputs (Level 3) primarily related to warrants to purchase shares of Class A common stock of CME valued at $309 million and $159 million, respectively. The Company estimates the fair value of these warrants using a Monte Carlo Simulation model. Significant unobservable inputs used in the fair value measurement at September 30, 2017 are an expected term of 0.52 years and an expected volatility of approximately 38%. As of September 30, 2017 and December 31, 2016, the other Level 3 assets consisted of equity instruments held by employees of a former subsidiary of the Company. As of September 30, 2017, Level 3 liabilities consisted of a liability related to contingent consideration.

The following table reconciles the beginning and ending balances of net derivative assets and liabilities classified as Level 3 and identifies the total gains (losses) the Company recognized during the nine months ended September 30, 2017 and 2016 on such assets and liabilities that were included in the Consolidated Balance Sheet as of September 30, 2017 and 2016 (millions):

	September 30, 2017	September 30, 2016
Balance as of the beginning of the period	$161	$173
Total gains (losses), net:
Included in operating income	—	2
Included in other income (loss), net	150	(44)
Included in other comprehensive income (loss)	—	—
Purchases	—	—
Settlements	(1)	5
Issuances	(1)	—

Balance as of the end of the period	$309	$136

Net gain (loss) for the period included in net income related to assets and liabilities still held as of the end of the period	$150	$(44)

Other Financial Instruments

The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at September 30, 2017, the fair value of Time Warner’s public debt exceeded its carrying value by approximately $2.432 billion and, based on interest rates prevailing at December 31, 2016, the fair value of Time Warner’s public debt exceeded its carrying value by approximately $2.238 billion. The fair value of Time Warner’s public debt is considered a Level 2 measurement as it is based on observable market inputs such as current interest rates and, where available, actual sales transactions. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt is retired prior to its maturity.

Information as of September 30, 2017 about the Company’s investments in CME that are not required to be carried at fair value on a recurring basis is as follows (millions):

	Carrying Value	Fair Value	Fair Value Hierarchy
Class A common stock (a)	$—	$294	Level 1
Series B convertible redeemable preferred shares	$—	$438	Level 2

(a)	Includes 1 share of Series A convertible preferred stock.

The fair values of the Company’s investments in CME’s Class A common stock (including Series A convertible preferred stock) and Series B convertible redeemable preferred shares are primarily determined by reference to the September 30, 2017 closing price of CME’s common stock.

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

During the three and nine months ended September 30, 2017 and September 30, 2016, the Company also performed fair value measurements related to certain theatrical films and television programs. In determining the fair value of its theatrical films, the Company employs a DCF methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros.) plus a risk premium representing the risk associated with producing a particular theatrical film. The fair value of any theatrical films and television programs that management plans to abandon is zero. Because the primary determination of fair value is made using a DCF model, the resulting fair value is considered a Level 3 measurement. The following table presents certain theatrical film and television production costs, which were recorded as inventory in the Consolidated Balance Sheet, that were written down to fair value (millions):

	Carrying value before write down	Carrying value after write down
Fair value measurements made during the three months ended September 30,:
2017	$12	$—
2016	$27	$—

Fair value measurements made during the nine months ended September 30,:
2017	$69	$30
2016	$89	$3

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	INVENTORIES AND THEATRICAL FILM AND TELEVISION PRODUCTION COSTS

Inventories and theatrical film and television production costs consist of (millions):

	September 30, 2017	December 31, 2016
Inventories:
Programming costs, less amortization (a)	$3,756	$3,625
Other inventory, primarily DVDs and Blu-ray Discs	217	184

Total inventories	3,973	3,809
Less: current portion of inventory	(2,198)	(2,062)

Total noncurrent inventories	1,775	1,747

Theatrical film production costs: (b)
Released, less amortization	678	818
Completed and not released	461	460
In production	1,384	1,286
Development and pre-production	142	133

Television production costs: (b)
Released, less amortization	1,849	1,618
Completed and not released	900	841
In production	1,164	995
Development and pre-production	14	18

Total theatrical film and television production costs	6,592	6,169

Total noncurrent inventories and theatrical film and television production costs	$8,367	$7,916

(a)	Includes the costs of certain programming rights, primarily sports, for which payments have been made prior to the related rights being received.
(b)

Does not include $418 million and $518 million of acquired film library intangible assets as of September 30, 2017 and December 31, 2016, respectively, which are included in Intangible assets subject to amortization, net in the Consolidated Balance Sheet.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net gains and losses from hedging activities recognized in the Consolidated Statement of Operations were as follows (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gains (losses) recognized in:
Cost of revenues	$(86)	$21	$(102)	$30
Selling, general and administrative	(13)	3	(25)	8
Other income (loss), net	31	(8)	47	(8)

Amounts included in Other income (loss), net include the impact of forward points and option premiums, which are excluded from the assessment of hedge effectiveness. Other amounts included in Other income (loss), net relate to hedge of foreign-currency-denominated debt and hedge ineffectiveness, which are not material.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions and has entered into collateral agreements with these counterparties to further protect the Company in the event of deterioration of the credit quality of such counterparties on outstanding transactions. Additionally, netting provisions are included in agreements in situations where the Company executes multiple contracts with the same counterparty. For such foreign exchange contracts, the Company offsets the fair values of the amounts owed to or due from the same counterparty and classifies the net amount as a net asset or net liability within Prepaid expenses and other current assets or Accounts payable and accrued liabilities, respectively, in the Consolidated Balance Sheet. The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to Time Warner’s use of foreign currency derivatives at September 30, 2017 and December 31, 2016 (millions):

	September 30, 2017 (a)	December 31, 2016 (b)
Prepaid expenses and other current assets	$10	$153
Accounts payable and accrued liabilities	(115)	(9)

(a)

Includes $170 million ($159 million of qualifying hedges and $11 million of economic hedges) and $275 million ($263 million of qualifying hedges and $12 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

(b)

Includes $297 million ($272 million of qualifying hedges and $25 million of economic hedges) and $153 million ($141 million of qualifying hedges and $12 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

At September 30, 2017 and December 31, 2016, $50 million of losses and $46 million of gains, respectively, related to cash flow hedges are recorded in Accumulated other comprehensive loss, net and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in Accumulated other comprehensive loss, net at September 30, 2017 and December 31, 2016 are net gains of $20 million and net losses of $3 million, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

At September 30, 2017, the carrying amount of the Company’s €700 million aggregate principal amount of debt due 2023 is designated as a hedge of the variability in the Company’s Euro-denominated net investments. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within Accumulated other comprehensive loss, net in the Consolidated Balance Sheet. For the three and nine months ended September 30, 2017, such amounts totaled $55 million and $106 million of losses, respectively. For the three and nine months ended September 30, 2016, such amounts totaled $0 million and $17 million of losses, respectively.

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

The following summary sets forth the activity within Other comprehensive income (loss) (millions):

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax
Unrealized gains on foreign currency translation	$135	$17	$152	$187	$30	$217
Unrealized gains on securities	5	(2)	3	5	(2)	3
Unrealized losses on benefit obligations	—	—	—	(64)	23	(41)
Reclassification adjustment for losses on benefit obligations realized in net income (a)	9	(4)	5	27	(10)	17
Unrealized losses on derivative financial instruments	(107)	26	(81)	(177)	51	(126)
Reclassification adjustment for losses on derivative financial instruments realized in net income (b)	63	(24)	39	80	(29)	51

Other comprehensive income	$105	$13	$118	$58	$63	$121

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax
Unrealized losses on foreign currency translation	$(45)	$7	$(38)	$(54)	$12	$(42)
Unrealized losses on benefit obligations	(224)	81	(143)	(198)	73	(125)
Reclassification adjustment for losses on benefit obligations realized in net income (a)	26	(9)	17	43	(15)	28
Unrealized gains (losses) on derivative financial instruments	4	(2)	2	(11)	3	(8)
Reclassification adjustment for gains on derivative financial instruments realized in net income (b)	(8)	3	(5)	(34)	13	(21)

Other comprehensive loss	$(247)	$80	$(167)	$(254)	$86	$(168)

(a)

Pretax losses included in Selling, general and administrative expenses, with the exception of $8 million included in Discontinued operations, net of tax for the three and nine months ended September 30, 2016.

(b)	Pretax (gains) losses are included in Selling, general and administrative expenses, Costs of revenues and Other income (loss), net are as follows (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Selling, general and administrative expenses	$—	$3	$5	$2
Costs of revenues	64	(12)	76	(22)
Other income (loss), net	(1)	1	(1)	(14)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	INCOME PER COMMON SHARE

Set forth below is a reconciliation of Basic and Diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders (millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income from continuing operations attributable to Time Warner Inc. shareholders	$1,372	$1,472	$3,858	$3,598
Income allocated to participating securities	(3)	(2)	(14)	(8)

Income from continuing operations attributable to Time Warner Inc. common shareholders — basic	$1,369	$1,470	$3,844	$3,590

Average basic common shares outstanding	778.0	776.2	775.8	783.8
Dilutive effect of equity awards	13.7	11.3	14.5	11.3

Average diluted common shares outstanding	791.7	787.5	790.3	795.1

Antidilutive common share equivalents excluded from computation	—	5	—	6

Income per common share from continuing operations attributable to Time Warner Inc. common shareholders:
Basic	$1.76	$1.89	$4.95	$4.58
Diluted	$1.73	$1.87	$4.88	$4.53

10.	EQUITY-BASED COMPENSATION

The following table sets forth the number of stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted during the nine months ended September 30, 2017 and 2016 (millions):

	Nine Months Ended September 30,
	2017	2016
Stock options	—	2.3
RSUs	0.5	2.9
PSUs	—	0.2

The following table sets forth the weighted-average grant date fair value of RSUs granted during the nine months ended September 30, 2017 and 2016 and PSUs granted during the nine months ended September 30, 2016. For PSUs, the service inception date precedes the grant date and requires the Company to apply mark-to-market accounting that is reflected in the grant date fair values presented:

	Nine Months Ended September 30,
	2017	2016
RSUs	$96.75	$62.90
PSUs	—	122.94

In connection with entering into the Merger Agreement, the Company granted special retention restricted stock units (“Special Retention RSUs”) to certain employees of Time Warner and its divisions, including all executive officers of Time Warner. Half of the Special Retention RSUs will vest 25% per year on each of the first four anniversaries of February 15, 2017, and the remaining half will vest 25% per year on each of the first four anniversaries of February 15, 2018. Pursuant to the Special Retention RSU agreements, vesting as a result of retirement is not permitted unless the employee retires after the merger has closed. In addition, the awards do not accelerate automatically following the closing of the merger. Instead, the employee must remain employed following

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the closing, and the awards will vest only on the scheduled vesting date or upon termination of employment under certain circumstances, such as termination without cause, for good reason or due to retirement.

The impact of equity-based compensation awards on Operating income is as follows (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$4	$6	$18	$34
RSUs and PSUs	51	39	160	167

Total impact on operating income	$55	$45	$178	$201

Tax benefit recognized	$19	$15	$62	$70

Total unrecognized compensation cost related to unvested Time Warner stock options as of September 30, 2017, without taking into account expected forfeitures, is $33 million and is expected to be recognized over a weighted-average period of approximately one year. Total unrecognized compensation cost related to unvested RSUs and PSUs as of September 30, 2017, without taking into account expected forfeitures, is $519 million and is expected to be recognized over a weighted-average period between one and two years.

11.	BENEFIT PLANS

Components of Net Periodic Benefit Costs

A summary of the components of the net periodic benefit costs from continuing operations recognized for substantially all of Time Warner’s defined benefit pension plans for the three and nine months ended September 30, 2017 and 2016 is as follows (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$—	$—	$2	$2
Interest cost	15	21	47	64
Expected return on plan assets	(15)	(22)	(45)	(64)
Amortization of prior service cost	1	1	1	1
Amortization of net loss	4	4	11	13
Settlements	—	10	—	10

Net periodic benefit costs (a)	$5	$14	$16	$26

Contributions	$8	$8	$25	$23

(a)

Excludes net periodic benefit costs related to discontinued operations of $3 million and $10 million for both the three and nine months ended September 30, 2017 and 2016, respectively, primarily related to employees and former employees of Time Inc. These amounts have been reflected in Other income (loss), net in the Consolidated Statement of Operations. In addition, net periodic benefit costs for the three and nine months ended September 30, 2016 also excludes $8 million of pension settlement charges related to businesses the Company previously disposed of. These amounts have been reflected in Discontinued Operations, net of tax, in the Consolidated Statement of Operations.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.	RESTRUCTURING AND SEVERANCE COSTS

The Company’s Restructuring and severance costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations and real estate consolidations. Restructuring and severance costs expensed as incurred for the three and nine months ended September 30, 2017 and 2016 are as follows (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Turner	$1	$8	$8	$15
Home Box Office	1	—	6	41
Warner Bros.	(1)	1	8	6
Corporate	2	2	1	2

Total restructuring and severance costs	$3	$11	$23	$64

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
2017 initiatives	$4	$—	$35	$—
2016 and prior initiatives	(1)	11	(12)	64

Total restructuring and severance costs	$3	$11	$23	$64

Selected information relating to accrued restructuring and severance costs is as follows (millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2016	$162	$9	$171
Net accruals	24	(1)	23
Noncash reductions (a)	(2)	—	(2)
Cash paid	(70)	(4)	(74)

Remaining liability as of September 30, 2017	$114	$4	$118

(a)	Noncash reductions relate to the settlement of certain liabilities relating to employee compensation with equity instruments.

As of September 30, 2017, of the remaining $118 million liability, $73 million was classified as a current liability in the Consolidated Balance Sheet, with the remaining $45 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2020.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Information as to the Revenues, intersegment revenues, Operating Income (Loss) and Assets of Time Warner’s reportable segments is set forth below (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Turner	$2,768	$2,610	$8,958	$8,526
Home Box Office	1,605	1,426	4,649	4,399
Warner Bros.	3,460	3,402	9,813	9,169
Intersegment eliminations	(238)	(271)	(760)	(667)

Total revenues	$7,595	$7,167	$22,660	$21,427

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Intersegment Revenues
Turner	$19	$25	$69	$79
Home Box Office	1	(3)	6	2
Warner Bros.	218	249	685	586

Total intersegment revenues	$238	$271	$760	$667

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Income (Loss)
Turner	$1,243	$1,162	$3,463	$3,531
Home Box Office	552	530	1,666	1,488
Warner Bros.	538	428	1,249	1,160
Corporate	(92)	(95)	(334)	(330)
Intersegment eliminations	4	(11)	(31)	7

Total operating income	$2,245	$2,014	$6,013	$5,856

			September 30, 2017	December 31, 2016
Assets
Turner			$26,720	$26,317
Home Box Office			14,750	14,636
Warner Bros.			22,066	21,550
Corporate			4,807	3,463

Total assets			$68,343	$65,966

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	COMMITMENTS AND CONTINGENCIES

Commitments

Six Flags

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (collectively, the “Parks”), in 1997, certain subsidiaries of the Company (including Historic TW and, in connection with the separation of Time Warner Cable Inc. in 2009, Warner Bros. Entertainment Inc.) agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including: annual payments made at the Parks or to the limited partners and additional obligations at the end of the respective terms for the Partnerships in 2027 and 2028 (the “Guaranteed Obligations”). The aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) are $908 million (for a net present value of $459 million). To date, no payments have been made by the Company pursuant to the Six Flags Guarantee.

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

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized at September 30, 2017. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

Contingencies

In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law.

On April 4, 2007, the National Labor Relations Board (“NLRB”) issued a complaint against CNN America Inc. (“CNN America”) and Team Video Services, LLC (“Team Video”) related to CNN America’s December 2003 and January 2004 terminations of its contractual relationships with Team Video, under which Team Video had provided electronic news gathering services in Washington, D.C. and New York, NY. The National Association of Broadcast Employees and Technicians, under which Team Video’s employees were unionized, initially filed charges of unfair labor practices with the NLRB in February 2004, alleging that CNN America and Team Video were joint employers, that CNN America was a successor employer to Team Video, and/or that CNN America discriminated in its hiring practices to avoid becoming a successor employer or due to specific individuals’ union affiliation or activities. In the complaint, the NLRB sought, among other things, the reinstatement of certain union members and monetary damages. On November 19, 2008, the presiding NLRB Administrative Law Judge (“ALJ”) issued a non-binding recommended decision and order finding CNN America liable. On September 15, 2014, a three-member panel of the NLRB affirmed the ALJ’s decision and adopted the ALJ’s order with certain modifications. Following the NLRB’s decision on motions for reconsideration, on July 9, 2015, CNN America filed a notice of appeal with the U.S. Court of Appeals for the D.C. Circuit regarding the panel’s decision. On August 4, 2017, the U.S. Court of Appeals for the D.C. Circuit ruled, granting CNN America’s appeal in part and denying it in part, and remanded the case to the NLRB for further proceedings.

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

The Company has estimated a range of possible loss for legal claims for which the Company has determined a loss is probable or reasonably possible, including the matter disclosed above. The Company believes the estimate of the aggregate range of possible loss for such matters in excess of accrued liabilities is between $0 and $100 million at September 30, 2017. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

Income Tax Uncertainties

During the nine months ended September 30, 2017, the Company recorded net increases to income tax reserves of approximately $87 million. Increases to income tax reserves of approximately $26 million impacted the Company’s effective tax rate. During the nine months ended September 30, 2017, the Company recorded net increases to interest reserves related to the income tax reserves of approximately $45 million.

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

The Company has entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. The transactions that generate revenue and expenses primarily relate to the licensing by the Warner Bros. segment of content to The CW broadcast network, Hulu and certain international networks, including networks owned by CME. Transactions that generate interest income and other income primarily relate to financing transactions with CME. Receivables due from related parties were $606 million and $265 million at September 30, 2017 and December 31, 2016, respectively. Payables due to related parties were immaterial at September 30, 2017 and December 31, 2016, respectively. Amounts included in the Consolidated Statement of Operations resulting from transactions with related parties consist of (millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$201	$112	$593	$351
Expenses	(1)	(1)	(3)	(2)
Interest income	18	26	63	94
Other income	2	2	7	11

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.	ADDITIONAL FINANCIAL INFORMATION

Additional financial information with respect to cash payments and receipts, Interest expense, net, Other income (loss), net, Accounts payable and accrued liabilities and Other noncurrent liabilities is as follows (millions):

			Nine Months Ended September 30,
			2017	2016
Cash Flows
Cash payments made for interest			$(902)	$(1,013)
Interest income received			49	110

Cash interest payments, net			$(853)	$(903)

Cash payments made for income taxes			$(1,115)	$(819)
Income tax refunds received			23	124

Cash tax payments, net			$(1,092)	$(695)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest Expense, Net
Interest income	$51	$52	$157	$171
Interest expense	(305)	(350)	(919)	(1,045)

Total interest expense, net	$(254)	$(298)	$(762)	$(874)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Other Income (Loss), Net
Investment gains, net	$—	$57	$255	$93
Loss on equity method investees	(65)	(59)	(160)	(261)
Other	(5)	(25)	(18)	(30)

Total other income (loss), net	$(70)	$(27)	$77	$(198)

			September 30, 2017	December 31, 2016
Accounts Payable and Accrued Liabilities
Accounts payable			$505	$527
Other accrued expenses			1,981	1,878
Participations payable			2,712	2,525
Programming costs payable			818	776
Accrued compensation			1,088	1,004
Accrued interest			277	320
Accrued dividends			318	—
Accrued income taxes			270	162

Total accounts payable and accrued liabilities			$7,969	$7,192

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2017	December 31, 2016
Other Noncurrent Liabilities
Noncurrent tax and interest reserves	$1,749	$1,567
Participations payable	1,773	1,780
Programming costs payable	697	827
Noncurrent pension and post-retirement liabilities	997	954
Deferred compensation	513	491
Other noncurrent liabilities	591	722

Total other noncurrent liabilities	$6,320	$6,341

Accounting for Collaborative Arrangements

The Company’s collaborative arrangements primarily relate to arrangements entered into with third parties to jointly finance and distribute theatrical productions and an arrangement entered into with CBS Broadcasting, Inc. (“CBS”) and The National Collegiate Athletic Association (the “NCAA”).

For the Company’s collaborative arrangements entered into with third parties to jointly finance and distribute theatrical productions, net participation costs of $74 million were recorded in Costs of revenues for both the three months ended September 30, 2017 and 2016, and $210 million and $192 million were recorded in Costs of revenues for the nine months ended September 30, 2017 and 2016, respectively.

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

September 30, 2017

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
ASSETS
Current assets
Cash and equivalents	$1,194	$70	$1,357	$—	$2,621
Receivables, net	150	1,295	7,583	(31)	8,997
Inventories	—	584	1,656	(42)	2,198
Prepaid expenses and other current assets	320	81	391	—	792

Total current assets	1,664	2,030	10,987	(73)	14,608
Noncurrent inventories and theatrical film and television production costs	—	2,034	6,399	(66)	8,367
Investments in amounts due to and from consolidated subsidiaries	49,916	10,601	13,184	(73,701)	—
Investments, including available-for-sale securities	322	464	2,952	(6)	3,732
Property, plant and equipment, net	48	437	2,070	—	2,555
Intangible assets subject to amortization, net	—	—	647	—	647
Intangible assets not subject to amortization	—	2,007	4,999	—	7,006
Goodwill	—	9,880	17,904	—	27,784
Other assets	613	523	2,768	(260)	3,644

Total assets	$52,563	$27,976	$61,910	$(74,106)	$68,343

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,144	$860	$6,024	$(59)	$7,969
Deferred revenue	—	63	695	(33)	725
Debt due within one year	45	1,110	2	—	1,157

Total current liabilities	1,189	2,033	6,721	(92)	9,851
Long-term debt	19,431	2,459	8	—	21,898
Deferred income taxes	2,490	2,828	2,064	(4,892)	2,490
Deferred revenue	—	29	451	—	480
Other noncurrent liabilities	2,186	1,968	3,590	(1,424)	6,320
Redeemable noncontrolling interest	—	—	36	—	36
Equity
Due to (from) Time Warner Inc. and subsidiaries	—	(759)	28,190	(27,431)	—
Other shareholders’ equity	27,267	19,418	20,849	(40,267)	27,267

Total Time Warner Inc. shareholders’ equity	27,267	18,659	49,039	(67,698)	27,267
Noncontrolling interest	—	—	1	—	1

Total equity	27,267	18,659	49,040	(67,698)	27,268

Total liabilities and equity	$52,563	$27,976	$61,910	$(74,106)	$68,343

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended September 30, 2017

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$1,928	$5,902	$(235)	$7,595
Costs of revenues	—	(842)	(3,270)	184	(3,928)
Selling, general and administrative	(95)	(365)	(969)	51	(1,378)
Amortization of intangible assets	—	—	(45)	—	(45)
Restructuring and severance costs	(2)	(2)	1	—	(3)
Asset impairments	—	—	(9)	—	(9)
Gain (loss) on operating assets, net	—	—	13	—	13

Operating income	(97)	719	1,623	—	2,245
Equity in pretax income (loss) of consolidated subsidiaries	2,240	1,583	508	(4,331)	—
Interest expense, net	(208)	(69)	21	2	(254)
Other income (loss), net	(14)	6	(63)	1	(70)

Income from continuing operations before income taxes	1,921	2,239	2,089	(4,328)	1,921
Income tax provision	(550)	(668)	(621)	1,289	(550)

Net income	1,371	1,571	1,468	(3,039)	1,371
Less Net loss attributable to noncontrolling interests	1	1	1	(2)	1

Net income attributable to Time Warner Inc. shareholders	$1,372	$1,572	$1,469	$(3,041)	$1,372

Comprehensive income	1,489	1,692	1,615	(3,307)	1,489
Less Comprehensive loss attributable to noncontrolling interests	1	1	1	(2)	1

Comprehensive income attributable to Time Warner Inc. shareholders	$1,490	$1,693	$1,616	$(3,309)	$1,490

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended September 30, 2016

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$1,767	$5,612	$(212)	$7,167
Costs of revenues	—	(754)	(3,303)	184	(3,873)
Selling, general and administrative	(74)	(264)	(865)	24	(1,179)
Amortization of intangible assets	—	—	(48)	—	(48)
Restructuring and severance costs	(1)	(4)	(6)	—	(11)
Asset impairments	—	—	(30)	—	(30)
Gain (loss) on operating assets, net	—	—	(12)	—	(12)

Operating income	(75)	745	1,348	(4)	2,014
Equity in pretax income (loss) of consolidated subsidiaries	2,018	1,354	503	(3,875)	—
Interest expense, net	(241)	(76)	17	2	(298)
Other income (loss), net	(13)	3	(14)	(3)	(27)

Income from continuing operations before income taxes	1,689	2,026	1,854	(3,880)	1,689
Income tax provision	(217)	(349)	(259)	608	(217)

Income from continuing operations	1,472	1,677	1,595	(3,272)	1,472
Discontinued operations, net of tax	(5)	—	—	—	(5)

Net income attributable to Time Warner Inc. shareholders	$1,467	$1,677	$1,595	$(3,272)	$1,467

Comprehensive income attributable to Time Warner Inc. shareholders	$1,300	$1,520	$1,555	$(3,075)	$1,300

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Nine Months Ended September 30, 2017

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$5,824	$17,544	$(708)	$22,660
Costs of revenues	—	(2,527)	(10,528)	589	(12,466)
Selling, general and administrative	(329)	(1,020)	(2,844)	113	(4,080)
Amortization of intangible assets	—	—	(136)	—	(136)
Restructuring and severance costs	(2)	(9)	(12)	—	(23)
Asset impairments	—	—	(11)	—	(11)
Gain (loss) on operating assets, net	—	49	20	—	69

Operating income	(331)	2,317	4,033	(6)	6,013
Equity in pretax income (loss) of consolidated subsidiaries	6,285	4,026	1,567	(11,878)	—
Interest expense, net	(624)	(206)	63	5	(762)
Other income (loss), net	(2)	11	68	—	77

Income from continuing operations before income taxes	5,328	6,148	5,731	(11,879)	5,328
Income tax provision	(1,472)	(1,839)	(1,692)	3,531	(1,472)

Net income	3,856	4,309	4,039	(8,348)	3,856
Less Net loss attributable to noncontrolling interests	2	2	2	(4)	2

Net income attributable to Time Warner Inc. shareholders	$3,858	$4,311	$4,041	$(8,352)	$3,858

Comprehensive income	$3,977	$4,475	$4,253	$(8,728)	$3,977
Less Comprehensive loss attributable to noncontrolling interests	2	2	2	(4)	2

Comprehensive income attributable to Time Warner Inc. shareholders	$3,979	$4,477	$4,255	$(8,732)	$3,979

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Nine Months Ended September 30, 2016

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$5,655	$16,396	$(624)	$21,427
Costs of revenues	—	(2,562)	(9,651)	495	(11,718)
Selling, general and administrative	(274)	(875)	(2,658)	119	(3,688)
Amortization of intangible assets	—	—	(143)	—	(143)
Restructuring and severance costs	(1)	(44)	(19)	—	(64)
Asset impairments	(4)	—	(31)	—	(35)
Gain (loss) on operating assets, net	—	—	77	—	77

Operating income	(279)	2,174	3,971	(10)	5,856
Equity in pretax income (loss) of consolidated subsidiaries	5,939	3,996	1,432	(11,367)	—
Interest expense, net	(725)	(227)	73	5	(874)
Other income (loss), net	(151)	3	(47)	(3)	(198)

Income from continuing operations before income taxes	4,784	5,946	5,429	(11,375)	4,784
Income tax provision	(1,187)	(1,521)	(1,409)	2,930	(1,187)

Income from continuing operations	3,597	4,425	4,020	(8,445)	3,597
Discontinued operations, net of tax	35	40	40	(80)	35

Net income	3,632	4,465	4,060	(8,525)	3,632
Less Net loss attributable to noncontrolling interests	1	1	1	(2)	1

Net income attributable to Time Warner Inc. shareholders	$3,633	$4,466	$4,061	$(8,527)	$3,633

Comprehensive income	$3,464	$4,315	$4,008	$(8,323)	$3,464
Less Comprehensive loss attributable to noncontrolling interests	1	1	1	(2)	1

Comprehensive income attributable to Time Warner Inc. shareholders	$3,465	$4,316	$4,009	$(8,325)	$3,465

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Nine Months Ended September 30, 2017

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$3,856	$4,309	$4,039	$(8,348)	$3,856
Less Discontinued operations, net of tax	—	—	—	—	—

Net income from continuing operations	3,856	4,309	4,039	(8,348)	3,856
Adjustments for noncash and nonoperating items:
Depreciation and amortization	8	84	411	—	503
Amortization of film and television costs	—	1,997	4,418	(34)	6,381
Asset impairments	—	—	11	—	11
Gain on investments and other assets, net	(37)	(45)	(242)	—	(324)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(6,285)	(4,026)	(1,567)	11,878	—
Equity in losses of investee companies, net of cash distributions	11	—	177	—	188
Equity-based compensation	48	65	65	—	178
Deferred income taxes	(120)	(160)	(61)	221	(120)
Changes in operating assets and liabilities, net of acquisitions	710	2,022	(5,725)	(3,722)	(6,715)
Intercompany	—	(34)	34	—	—

Cash provided by operations from continuing operations	(1,809)	4,212	1,560	(5)	3,958
Cash used by operations from discontinued operations	(1)	—	(10)	—	(11)

Cash provided by operations	(1,810)	4,212	1,550	(5)	3,947

INVESTING ACTIVITIES
Investments in available-for-sale securities	(1)	—	—	—	(1)
Investments and acquisitions, net of cash acquired	(42)	(24)	(444)	—	(510)
Capital expenditures	(1)	(82)	(279)	—	(362)
Advances to (from) parent and consolidated subsidiaries	4,543	716	—	(5,259)	—
Other investment proceeds	28	69	244	—	341

Cash used by investing activities	4,527	679	(479)	(5,259)	(532)

FINANCING ACTIVITIES
Debt repayments	(1,396)	—	—	—	(1,396)
Proceeds from exercise of stock options	167	—	—	—	167
Principal payments on capital leases	—	(22)	(10)	—	(32)
Dividends paid	(948)	—	—	—	(948)
Other financing activities	37	(21)	(141)	1	(124)
Change in due to/from parent and investment in segment	—	(4,869)	(394)	5,263	—

Cash used by financing activities	(2,140)	(4,912)	(545)	5,264	(2,333)

INCREASE IN CASH AND EQUIVALENTS	577	(21)	526	—	1,082
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	617	91	831	—	1,539

CASH AND EQUIVALENTS AT END OF PERIOD	$1,194	$70	$1,357	$—	$2,621

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Nine Months Ended September 30, 2016

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$3,632	$4,465	$4,060	$(8,525)	$3,632
Less Discontinued operations, net of tax	(35)	(40)	(40)	80	(35)

Net income from continuing operations	3,597	4,425	4,020	(8,445)	3,597
Adjustments for noncash and nonoperating items:
Depreciation and amortization	8	78	416	—	502
Amortization of film and television costs	—	2,018	3,889	(23)	5,884
Asset impairments	4	—	31	—	35
Gain on investments and other assets, net	8	1	(83)	(1)	(75)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(5,939)	(3,996)	(1,432)	11,367	—
Equity in losses of investee companies, net of cash distributions	2	—	289	2	293
Equity-based compensation	68	60	73	—	201
Deferred income taxes	267	223	202	(425)	267
Changes in operating assets and liabilities, net of acquisitions	170	(1,330)	(3,532)	(2,468)	(7,160)
Intercompany	—	2,582	(2,582)	—	—

Cash provided by operations from continuing operations	(1,815)	4,061	1,291	7	3,544
Cash used by operations from discontinued operations	—	—	(10)	—	(10)

Cash provided by operations	(1,815)	4,061	1,281	7	3,534

INVESTING ACTIVITIES
Investments in available-for-sale securities	(2)	—	(5)	—	(7)
Investments and acquisitions, net of cash acquired	(23)	(54)	(898)	—	(975)
Capital expenditures	(8)	(55)	(207)	—	(270)
Advances to (from) parent and consolidated subsidiaries	4,317	(263)	—	(4,054)	—
Other investment proceeds	16	17	220	—	253

Cash used by investing activities	4,300	(355)	(890)	(4,054)	(999)

FINANCING ACTIVITIES
Borrowings	940	—	2	—	942
Debt repayments	(150)	(150)	(4)	—	(304)
Proceeds from exercise of stock options	127	—	—	—	127
Excess tax benefit from equity instruments	59	—	—	—	59
Principal payments on capital leases	—	(10)	(1)	—	(11)
Repurchases of common stock	(2,119)	—	—	—	(2,119)
Dividends paid	(954)	—	—	—	(954)
Other financing activities	128	(36)	(207)	(7)	(122)
Change in due to/from parent and investment in segment	—	(3,779)	(275)	4,054	—

Cash used by financing activities	(1,969)	(3,975)	(485)	4,047	(2,382)

INCREASE IN CASH AND EQUIVALENTS	516	(269)	(94)	—	153
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	976	288	891	—	2,155

CASH AND EQUIVALENTS AT END OF PERIOD	$1,492	$19	$797	$—	$2,308

Part II. Other Information

Item 1. Legal Proceedings.

The following information supplements and amends the disclosure set forth in Part I, Item 3. Legal Proceedings, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) and in Part II, Item 1. Legal Proceedings, in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the “March 2017 Form 10-Q”).

Reference is made to the complaint issued by the National Labor Relations Board (“NLRB”) against CNN America Inc. (“CNN America”) and Team Video Services, LLC described on page 31 of the 2016 Form 10-K and page 50 of the March 2017 Form 10-Q. On August 4, 2017, the U.S. Court of Appeals for the D.C. Circuit ruled, granting CNN America’s appeal in part and denying it in part, and remanded the case to the NLRB for further proceedings.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors as previously disclosed in Part I, Item 1A. Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December  31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

The Company did not purchase any equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2017.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
July 1, 2017 - July 31, 2017	0	$—	0	$2,693,315,245
August 1, 2017 - August 31, 2017	0	$—	0	$2,693,315,245
September 1, 2017 - September 30, 2017	0	$—	0	$2,693,315,245

Total	0	$—	0	$2,693,315,245

(1)	These amounts do not give effect to any fees, commissions or other costs associated with share repurchases in prior periods.
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

Item 6. Exhibits.

The exhibits listed in the Exhibit Index below are submitted with or incorporated by reference as a part of this report.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
31.1

Certification of Principal Executive Officer pursuant to Section  302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

31.2

Certification of Principal Financial Officer pursuant to Section  302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017. †

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet at September 30, 2017 and December 31, 2016, (ii) Consolidated Statement of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2017 and 2016, (v) Consolidated Statement of Equity for the three and nine months ended September 30, 2017 and 2016, (vi) Notes to Consolidated Financial Statements and (vii) Supplementary Information-Condensed Consolidating Financial Statements.

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

TIME WARNER INC. (Registrant)

	By :	/s/ Howard M. Averill
Date: October 26, 2017		Name: Title:	Howard M. Averill Executive Vice President and Chief Financial Officer