Form 10-K
period 2017-12-31
TIME WARNER INC.
filed 2018-02-22
CIK 1105705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of the close of business on February 14, 2018, there were 779,851,623 shares of the registrant’s Common Stock outstanding. The aggregate market value of the registrant’s voting and non-voting common equity securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 30, 2017) was approximately $78.17 billion.

Documents Incorporated by Reference:

Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III (Items 10 through Item 14) of this report, unless this report is amended to provide such information. Portions of Items 10 and 12 are provided in this report and are not incorporated by reference.

PART I

Item 1. Business.

Time Warner Inc. (the “Company” or “Time Warner”), a Delaware corporation, is a leading media and entertainment company. The Company classifies its businesses into the following three reportable segments:

•	Turner, consisting principally of cable networks and digital media properties;

•	Home Box Office, consisting principally of premium pay television and OTT services (as defined below) domestically and premium pay, basic tier television and OTT services internationally; and

•	Warner Bros., consisting principally of television, feature film, home video and game production and distribution.

For more information about the Company’s reportable segments, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Overview.”

As used in this report, the term “affiliates” refers to distributors that deliver packages of networks to their subscribers, including cable system operators, satellite service distributors and telephone companies (“traditional affiliates”) and virtual multichannel video programming distributors (“virtual MVPDs”); and the term “OTT services” refers to services that deliver video content to consumers over the Internet and includes subscription video-on-demand (“SVOD”) services and advertising-supported VOD services such as social media platforms and user-generated content digital platforms, but does not include virtual MVPDs.

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

The merger is conditioned on the receipt of certain antitrust and other required regulatory consents. On November 20, 2017, the United States Department of Justice (the “DOJ”) filed a lawsuit in the United States District Court for the District of Columbia (the “Court”) under a federal antitrust statute to enjoin the merger, and the Court has set March 19, 2018 as the start date for the trial. Time Warner intends to vigorously contest the DOJ’s allegations. In accordance with the Merger Agreement, on November 27, 2017, each of Time Warner and AT&T elected to extend the “Termination Date” of the Merger Agreement to April 22, 2018. On December 21, 2017, each of the parties to the Merger Agreement waived, until June 21, 2018, its right to terminate the Merger Agreement due to a failure to complete the merger contemplated thereunder by April 22, 2018.

Time Warner’s business is focused on the production and distribution of high-quality video content to take advantage of growing global demand. Time Warner’s businesses work together to leverage their strong brands, distinctive intellectual property and global scale to produce and distribute content that resonates deeply with consumers. As the television industry continues to evolve, with developments in technology, rapid growth of new video services and shifting consumer viewing habits, Time Warner is well-positioned to address and capitalize on these changes, but also faces risks and new sources of competition associated with these developments. Accordingly, the Company is focused on both strengthening its position within the traditional TV ecosystem and pursuing growth opportunities outside the ecosystem, including increasing the content and services offered directly to consumers.

Within the traditional TV ecosystem, the Company is a leader in improving the value of traditional multichannel video service subscriptions for consumers and affiliates. The Company is continuing to invest in high-quality distinctive programming, make more of its content available on-demand and on a growing variety of devices and invest in technology to enhance the consumer experience. To make television advertising on Turner’s networks more attractive and valuable to advertisers and more relevant to consumers, Turner is pursuing a number of initiatives, including developing new advertising offerings that use data and analytics to enable advertisers to better reach their target audiences and improve their ability to measure the effectiveness of their advertisements.

The Company is also capitalizing on growth opportunities outside the traditional TV ecosystem by increasing its investments in new digital products and technologies, including launching OTT services, as well as investing in and obtaining distribution of its content through other companies’ OTT services and virtual MVPD services. To support this effort, Time Warner is investing in content that will appeal to consumers who view it in a multi-platform, on-demand environment and building technological capabilities, such as in data analytics, video transport and digital product management. In addition, the Company is focused on increasing the digital sales and rentals of its film and television content and participates in various initiatives designed to make digital ownership of content more compelling for consumers.

The merger with AT&T is consistent with the Company’s strategy of ensuring that its content is available to consumers on a wide range of distribution platforms. The Company expects the merger will accelerate the Company’s efforts to spur innovation in the media industry and improve the consumer experience in pay television bundles by creating compelling consumer offerings and developing more targeted advertising offerings, and it will accelerate, and increase the likelihood of success of, Time Warner’s strategy to distribute content through other online and mobile services, including those offered directly to consumers.

At December 31, 2017, the Company had a total of approximately 26,000 employees.

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

Turner’s programming is primarily distributed by affiliates and is available to subscribers of the affiliates for viewing live and on demand on television and on various Internet-connected devices through the affiliates’ services and Turner’s network apps. Turner is also pursuing non-traditional distribution options for its programming, including launching SVOD services and making some of its programming available on other companies’ OTT services.

Turner’s digital properties consist of its own digital properties and those it manages and/or operates for sports leagues where Turner holds the related programming rights. Turner’s CNN digital network is the leading digital news destination, based on the number of average monthly domestic multi-platform unique visitors and videostarts for the year ended December 31, 2017, and Turner’s Bleacher Report is the leading digital sports destination across Facebook, Instagram and Twitter (based on data for the year ended December 31, 2017 sourced from Shareablee). Turner’s other digital properties include its apps for CNN, TBS, TNT, Adult Swim and Cartoon Network, which enable viewers who subscribe to those networks through an affiliate to view the network programming live and on demand through the apps, as well as tntdrama.com, TBS.com, adultswim.com and cartoonnetwork.com. Digital properties Turner manages and/or operates for sports leagues include NBA.com, the NBA League Pass property, NCAA.com, the NCAA March Madness Live app and PGA.com.

Turner continues to focus on improving the value of traditional multichannel video service subscriptions for consumers and affiliates and enhancing the value of television advertising for advertisers. It is strengthening the programming on its cable networks and repositioning some of its brands, airing higher quality marquee original series in addition to premium sports programming and film franchises. Beginning in 2016, Turner launched rebrands of TNT and TBS, introducing new high-quality distinctive original series aimed at engaging younger audiences across multiple viewing platforms. In addition, over the past several years, Turner has broadened the scope of CNN’s programming to include compelling storytelling about important events, people and places through original programming, long-form documentaries and films and has strengthened the programming at truTV, where it has rebranded the network to focus on comedy-driven reality and scripted series aimed at young adults. Turner also is continuing to expand the amount of its programming available on demand to its affiliates’ subscribers, including complete current seasons of programming from Turner’s networks. As part of its efforts to deliver more value to advertisers and improve the consumer experience, Turner is engaged in a number of efforts, including (i) continuing to support industry efforts to improve the measurement of viewing and audience engagement across all platforms, (ii) working with affiliates to increase the use of technology that inserts advertising in on-demand streams of programming that is viewed on a time-delayed basis on DVRs and affiliates’ and networks’ VOD offerings, (iii) continuing to develop data-driven advertising products and increasing the amount of advertising inventory sold through these products, (iv) introducing native advertisements, which present content featuring characters from the associated programming who promote an advertiser’s product or service, and (v) reducing the amount of advertising on select programming on truTV and TNT. In addition, in 2017, Turner, together with Twenty-First Century Fox and Viacom, launched OpenAP, a venture designed to create consistency in defining audience targets across television networks and independent reporting using verification of advanced audience metrics by an unaffiliated third party.

Turner is also increasing its investments in new digital technology and products and different types of content to capitalize on growth opportunities outside the traditional TV ecosystem. To improve its digital streaming capabilities, in 2015, Turner acquired a majority ownership interest in iStreamPlanet Co., LLC (“iStreamPlanet”), a provider of streaming and cloud-based video and technology services specializing in streaming large scale, live sporting events. iStreamPlanet provides services for several of Turner’s digital properties and those Turner manages and/or operates for sports leagues, including the March Madness Live app and the NBA League Pass property. In April 2017, Turner and Warner Bros. launched a domestic SVOD service under the Boomerang brand that offers new original animated series and kids programming from Warner Bros.’ and Turner’s animation libraries, and, in August 2017, Turner announced plans for a 2018 launch of a premium sports SVOD service that will feature Union of European Football Association (“UEFA”) soccer matches. Turner is also developing content for distribution outside the traditional television ecosystem. These initiatives include Great Big Story, an independent storytelling brand that creates original short form digital content aimed at millennial audiences and is distributed via social media platforms. Turner is also increasingly investing in programming for its networks that will engage audiences across multiple platforms.

Turner is continuing to increase its scale and strengthen its competitive position internationally through strategic regional channel launches, partnerships and acquisitions in key territories, and it is placing greater emphasis on creating and acquiring local programming to strengthen its brands internationally.

Entertainment

Domestic Entertainment

Turner’s domestic entertainment networks collectively provide a blend of original series, acquired series and movies, sports and reality programming. For the year ended December 31, 2017, Turner’s TBS, TNT and Adult Swim were three of the top five primetime advertising-supported cable networks among adults 18-49 in the U.S., and Adult Swim was the top advertising-supported cable network in total day among adults 18-34 in the U.S. Turner has been increasing the amount of original programming on TNT and TBS, and, as part of these efforts, Turner is collaborating with Warner Bros. on the production of original programming, such as Animal Kingdom, Claws, Major Crimes and People of Earth, and on licensing arrangements that provide Turner with greater on-demand rights to the programming. Turner’s ownership of a larger portion of its content provides Turner more flexibility to offer consumers access to more of its content through on demand platforms and take advantage of increasing licensing opportunities both domestically and internationally. In addition, Turner has made significant investments in premium sports programming and film franchises that air on its entertainment networks, including licensing the cable network television rights to popular films from franchises such as Warner Bros.’ franchise films based on DC Entertainment characters and the Star Wars, Marvel Comics and The Hunger Games film franchises, all of which will air exclusively on TBS and TNT during specified windows. As described above, Turner has reduced the advertising loads for certain programs on truTV and TNT.

TNT

TNT is focused on distinctive dramas and is home to syndicated series and original series, as well as sports and network premiere motion pictures. As of December 2017, TNT reached 90.4 million domestic television households as reported by Nielsen Media Research (“Nielsen”). For the 2017-2018 season, TNT’s returning original series include Animal Kingdom, Good Behavior, The Last Ship, The Librarians and the last season of Major Crimes, and its new original series include the limited series The Alienist, which is based on the best-selling novel by Caleb Carr, Claws, and the non-fiction series Michael Moore Live from the Apocalypse. For the 2017-2018 season, TNT’s syndicated series include Bones, Law & Order and Supernatural. TNT and TBS are home to the Screen Actors Guild Awards, and TNT, TBS and truTV are home to the iHeartRadio Music Awards.

TBS

TBS is focused on fresh comedies aimed at a younger audience, with original series, as well as sports and acquired television series and movies. As of December 2017, TBS reached 91.5 million domestic television households as reported by Nielsen. For the 2017-2018 season, TBS’ returning original series include American Dad, Angie Tribeca, The Detour, People of Earth, Search Party and Wrecked, and its new original series include Drop the Mic, Final Space, The Guest Book, The Last O.G. and Snoop Dogg Presents The Joker’s Wild. Syndicated series for the 2017-2018 season include 2 Broke Girls, The Big Bang Theory, Brooklyn Nine-Nine, Family Guy, Friends, New Girl and Seinfeld. TBS is also the home of the late night talk shows Conan and Full Frontal with Samantha Bee.

Adult Swim

Adult Swim is an evening and overnight block of programming airing on Turner’s Cartoon Network. As of December 2017, Adult Swim reached 90.6 million domestic television households as reported by Nielsen. Adult Swim is aimed at millennial audiences and offers original and syndicated animated and live-action comedy programming. For the 2017-2018 season, Adult Swim’s original series include Aqua Teen Hunger Force, Apollo Gauntlet, Infomercials, The Jellies!, Mike Tyson Mysteries, Rick & Morty, Robot Chicken and Squidbillies.

truTV

truTV focuses on comedy-driven reality and scripted series aimed at young adult audiences with the tag line “Funny because it’s tru.” As of December 2017, truTV reached 86.6 million domestic television households as reported by Nielsen. For the 2017-2018 season, truTV’s returning original series include Adam Ruins Everything, Billy on the Street, The Carbonaro Effect, Hack My Life, Impractical Jokers, Rachel Dratch’s Late Night Snack, Talk Show the Game Show, Those Who Can’t and Upscale with Prentice Penny, and its new original series include At Home with Amy Sedaris, The Chris Gethard Show, I’m Sorry, Laff Mobb’s Laff Tracks and You Can Do Better.

Turner Classic Movies

Turner Classic Movies is a commercial-free network that presents classic films from some of the largest film libraries in the world. Turner Classic Movies also offers interviews, original documentaries, specials and regular programming events that include “The Essentials,” “31 Days of Oscar” and “Summer Under the Stars.”

International Entertainment

Outside the U.S., Turner owns and/or operates regional entertainment networks providing a variety of programming, such as motion pictures and series, documentaries, fashion and lifestyle content, music videos, sports and travel. In Latin America, Turner is the number one provider of multichannel television in the region and owns and operates regional entertainment networks, including Glitz*, HTV, I-Sat, MuchMusic, Space, TBS, TCM, TNT, TNT Serie, truTV and Warner TV. Turner also owns and operates Chilevisión, a free-to-air television broadcaster in Chile, and Esporte Interativo, a Brazilian linear television channel and OTT service that airs sports programming, including programming from South American soccer leagues. Turner also operates several regional entertainment networks in Europe and the Middle East, including TCM, TNT, TNT Comedy, TNT Serie, TNT Film, truTV and Warner TV. In Asia, Turner operates several regional entertainment networks, including Oh!K, TCM and Warner TV in Hong Kong, HBO South Asia and Warner TV in India, Oh!K, TCM, truTV and Warner TV in Indonesia and Singapore, and MondoTV and Tabi Channel in Japan.

Sports

Turner Sports produces award-winning sports programming and content for Turner’s TNT, TBS and truTV networks and related digital properties. Turner’s sports programming helps drive value across its networks in the form of higher affiliate fees, ratings and advertising rates as well as more promotional opportunities.

Turner’s sports programming features licensed programming from the National Basketball Association (“NBA”) through the 2024-2025 season, Major League Baseball (“MLB”) through 2021, The National Collegiate Athletic Association (the “NCAA”) for the Men’s Division I Basketball Tournament through 2032, and the Professional Golfers’ Association (“PGA”) through 2019. NBA games and PGA tournaments air on the TNT network, and MLB games air on the TBS network. TNT airs the studio program Inside the NBA and the reality competition series, The Dunk King. Turner also operates NBA TV, an advertising-supported cable network owned by the NBA, featuring NBA exhibition, regular season and playoff games and related programming. The NCAA Men’s Division I Basketball Tournament games air on the TNT, TBS and truTV networks and on the CBS network under an agreement among Turner, CBS Broadcasting, Inc. and the NCAA. Turner’s networks and CBS carry the NCAA Final Four semifinal games and championship game in alternate years, with Turner’s networks carrying them in 2016 and 2018. Turner also has partnered with WME|IMG to form ELEAGUE, a multiplayer competitive videogaming league. Live coverage of ELEAGUE gaming events and a weekly showcase program air on TBS, and live coverage of the events and related on-demand programming are also available through the Twitch OTT platform.

Turner expanded its portfolio of sports programming rights during 2017. In August 2017, Turner and UEFA announced a three-year, multi-platform rights agreement for the exclusive English-language presentation of the UEFA Champions League and UEFA Europa League soccer matches in the U.S., beginning with the 2018-2019 season. Live matches will be available on TBS, TNT and/or TruTV and through a new premium sports SVOD service Turner plans to launch in 2018. In April 2017,

Turner and Fox Sports Latin America acquired the rights to air matches of Argentina’s top soccer league, the Primera División, on their respective networks in Argentina. In December 2017, Turner entered into an agreement to purchase Canal del Fútbol, which owns a group of basic cable and premium pay television networks and an OTT service in Chile, and a fifteen-year multi-platform rights agreement for Chilean soccer matches, including Chilean Primera División matches. The transaction is subject to regulatory approval and is expected to be completed in 2018.

Bleacher Report is a leading digital sports property that provides team-specific sports content and real-time event coverage and provides Turner with cross-platform programming and marketing opportunities. Turner also manages and operates NCAA.com, the NCAA March Madness Live app, which provides live and on-demand streaming video of games, NBA.com and the NBA League Pass property, which provide live streaming of games, and PGA.com.

Kids

Cartoon Network and Boomerang offer original, acquired and classic animated and live-action entertainment aimed at kids in the U.S. and international territories. Turner has been focused on significantly expanding its global kids business, increasing its collaboration with Warner Bros. on television programming based on Warner Bros.’ and DC Entertainment’s brands and characters and growing its consumer products business. The collaboration with Warner Bros. is intended to drive the success of Cartoon Network and Boomerang and foster broader global exposure for existing Warner Bros. and DC Entertainment brands and franchises while also helping launch new long-term franchises, increase consumer product sales and generate direct-to-consumer revenues. Warner Bros. is producing original animated programming based on Warner Bros. and DC Entertainment characters and brands for Cartoon Network, Boomerang and the Boomerang-branded SVOD service that Turner and Warner Bros. launched in April 2017 and jointly manage. Turner and Warner Bros. are also jointly producing original animated programming for the networks and the Boomerang-branded SVOD service, including Bunnicula, Dorothy and the Wizard of Oz, New Looney Tunes, The Tom and Jerry Show and Wacky Races. In addition, in 2017, Turner and Warner Bros. began jointly managing the operations of the Boomerang network.

Cartoon Network

Cartoon Network offers original and syndicated animated and live-action series and motion pictures for youth and families. As of December 2017, Cartoon Network reached 90.6 million domestic television households as reported by Nielsen. For the 2017-2018 season, Cartoon Network’s original animated series include Warner Bros.’ Justice League Action, Teen Titans Go! and Unikitty!, as well as Adventure Time, The Amazing World of Gumball, Ben 10, Mighty Magiswords, The Powerpuff Girls, Steven Universe and We Bare Bears.

Boomerang

Boomerang offers new original content from Warner Bros. as well as classic animated entertainment from the Warner Bros., Hanna-Barbera, MGM and Cartoon Network libraries, such as Bunnicula, New Looney Tunes and The Tom and Jerry Show.

Turner’s kids business is a key part of its international operations, and Cartoon Network is the number one kids network in several territories outside the U.S., including Brazil, Chile, Colombia, Mexico, South Africa and the Philippines. In addition to Cartoon Network and Boomerang, Turner’s kids networks outside the U.S. include Tooncast in Latin America, BOING and Cartoonito in Europe and the Middle East, and POGO in Asia.

News

CNN

CNN is the original cable television news service. As of December 2017, CNN reached 91.4 million domestic television households as reported by Nielsen. As of December 31, 2017, CNN managed 40 news bureaus and editorial operations, 31 of which are located outside the U.S. Turner is focused on maintaining CNN’s leadership in worldwide breaking-news, investigative and political coverage while continuing to broaden the scope of its programming, including by increasing the number of original series and films, mini-series and documentaries. In 2017, CNN received three Emmy Awards. For the

2017-2018 season, CNN’s news programs include Anderson Cooper 360o, CNN Tonight with Don Lemon, Cuomo Prime Time, Erin Burnett OutFront, New Day and The Situation Room with Wolf Blitzer. CNN’s original series for the 2017-2018 season include Anthony Bourdain: Parts Unknown, Death Row Stories, Declassified: Untold Stories of American Spies, The History of Comedy, This is Life with Lisa Ling and United Shades of America with W. Kamau Bell. For the 2017-2018 season, CNN is airing films and mini-series including Kennedys: an American Dynasty, The Radical Story of Patty Hearst, ELIÁN, JEREMIAH TOWER: The Last Magnificent, Legion of Brothers and The Nineties. CNN is also focused on expanding its leading digital presence by developing mobile products, increasing the amount of original short form video content it offers through digital platforms, including through its independent storytelling brand Great Big Story, and growing its digital presence in several premium content brand extensions, including personal finance (CNN Money), political news (CNN Politics) travel (CNN Travel) and technology (CNN Tech). In 2017, CNN was the leading digital news destination for multiplatform unique visitors and videostarts, as reported by comScore, Inc.

Internationally, CNN reaches more than 350 million households outside the U.S. as of December 31, 2017. CNN Worldwide is a portfolio of more than 20 news and information services across cable, satellite, radio, wireless devices and the Internet in more than 200 countries and territories as of December 31, 2017. CNN Worldwide’s networks and businesses include CNN U.S., CNN International, CNN en Español, CNNj, CNN.com, CNN Airport Network, CNN Radio, CNN Newsource and HLN.

HLN

HLN is a CNN Worldwide network that focuses on news, information, videos and talk shows. For the 2017-2018 season, HLN’s programs include Across America with Carol Costello, Death Row Stories, Inside with Chris Cuomo, MichaeLA, Morning Express with Robin Meade, On the Story with Erica Hill and Crime & Justice with Ashleigh Banfield, as well as an original five-part series, Unmasking a Killer.

How Turner Generates Revenues

Turner generates revenues principally from licensing programming to affiliates that have contracted to receive and distribute the programming to subscribers, the sale of advertising on its networks and the digital properties it owns or manages for other companies, and the license of its original programming and its brands and characters for consumer products and other business ventures. Turner also generates revenues from licensing select programming to other companies’ SVOD services. Turner’s license agreements with its affiliates are typically multi-year arrangements that provide for annual service fee increases and have fee arrangements that are generally related to the number of subscribers served by the affiliate, the package of programming provided to the affiliate by each network and the competitive environment. Turner’s advertising revenues are generated from a wide variety of advertiser categories, and the advertising arrangements for its networks generally have terms of one year or less. In the U.S., the advertising revenues generated by Turner are a function of the size and demographics of a network’s audience delivered to an advertiser, the number of units of time sold and the price per unit. Turner sells some of its advertising inventory in the “upfront” market in advance each year and other inventory in the “scatter” market closer to the time a program airs. Outside the U.S., advertising is generally sold at a fixed rate for the unit of time sold, determined by the time of day and network.

HOME BOX OFFICE

Home Box Office owns and operates leading multichannel premium pay television services, HBO and Cinemax. Its businesses consist principally of premium pay television and OTT services domestically and premium pay, basic tier television and OTT services internationally, as well as content licensing and home entertainment. Home Box Office is a leader in offering high-quality programming, and it continues to invest in a diverse roster of programming and make its programming available to consumers on a variety of devices and platforms to enhance the appeal of its products and services.

In the U.S., Home Box Office’s programming and services are distributed in several different ways. HBO and Cinemax programming is available to subscribers of traditional affiliates for viewing live and on demand on television and various Internet-connected devices. In addition, Home Box Office operates HBO NOW, a domestic stand-alone OTT service that is distributed by digital distributors, such as Apple, Google, Amazon and Roku, as well as by some affiliates. Home Box Office has also entered into arrangements with a number of digital distributors to provide their subscribers access to the HBO and Cinemax services and programming on digital platforms and devices, and continues to explore additional distribution platforms while investing in technology to add features and enhance the overall consumer experience on its OTT services. Home Box Office also sells its original programming in both physical and digital formats.

Internationally, Home Box Office tailors the distribution of its programming for each territory using one or more of the following distribution models: premium pay and basic tier television services distributed by traditional affiliates, licensing of programming to third-party providers, OTT services distributed by third parties and direct-to-consumer OTT services. HBO- and Cinemax-branded premium pay, basic tier television and/or OTT services are distributed in over 65 countries in Latin America, Europe and Asia. Home Box Office’s original programming is also available to consumers in over 150 countries, both via licenses to international television networks and OTT services and through sales of programming in physical and digital formats.

Home Box Office Programming

Domestic Original Programming

Home Box Office continues to invest in high-quality original programming for HBO and Cinemax.

HBO’s original programming features award-winning and critically acclaimed dramatic and comedy series, such as Curb Your Enthusiasm, Divorce, Game of Thrones, Girls, High Maintenance, Insecure, Silicon Valley, Veep and Westworld, as well as talk shows and political satire, such as Last Week Tonight with John Oliver and Real Time with Bill Maher, HBO films, such as The Immortal Life of Henrietta Lacks and The Wizard of Lies, limited/mini-series, such as Big Little Lies and The Night Of, kids programming, such as Sesame Street, boxing matches and other sports programming, documentaries, such as Becoming Warren Buffett and Bright Lights: Starring Carrie Fisher and Debbie Reynolds, and comedy and music specials. The quality and diversity of HBO’s original programming differentiates HBO from other premium pay television services, basic television networks and OTT services, while enhancing the value of the HBO brand both domestically and internationally. This programming also continues to build Home Box Office’s content library while increasing the value of HBO across its businesses.

Home Box Office continues to expand HBO’s roster of original series. In 2017, Home Box Office premiered four new series, Crashing, The Deuce, Room 104 and The Young Pope, and the limited series Big Little Lies. In early 2018, Home Box Office premiered Mosaic, a limited series by Steven Soderbergh, and Here and Now (starring Holly Hunter and created by Alan Ball) and plans to premiere additional new series, including Barry (starring Bill Hader) and Succession (executive produced by Will Ferrell and Adam McKay) later in 2018. Home Box Office has also worked closely with Warner Bros. on original programming such as The Leftovers and Westworld.

In 2017, Home Box Office received 29 Primetime Emmy Awards, the most of any network for the 16th year in a row, with Big Little Lies winning eight awards and The Night Of, Veep and Westworld each winning five awards. In 2017, Home Box Office also won three George Foster Peabody Awards, five Sports Emmy Awards and five News & Documentary Emmy Awards. In addition, in January 2018, Home Box Office won four Golden Globe Awards for Big Little Lies.

Cinemax’s original primetime series in 2017 included Mike Judge Presents: Tales From the Tour Bus. In 2018, Cinemax relaunched the series Strike Back with a new cast and plans to premiere additional limited series, including Rellik and C.B. Strike, a detective series based on the novels written by J.K. Rowling under the Robert Galbraith pen name.

Domestic Licensed Programming

Domestically, a significant portion of the programming on HBO and Cinemax consists of uncut and uncensored feature films, including recently released feature films. Home Box Office has long-term licensing agreements with major film studios and independent producers and distributors, including Warner Bros., Twentieth Century Fox (“Fox”), Universal Pictures (“Universal”) and Summit Entertainment. The agreements provide Home Box Office the exclusive right during the applicable license period to exhibit and distribute on its premium pay television and OTT services the entire feature film slate theatrically released in the U.S. by these studios during specified release years (other than certain animated films and certain other specified films), and these agreements cover theatrical film slates through release year 2021 or beyond. Approximately 60 percent of the top fifty feature films theatrically released in 2017 (as determined based on domestic box office receipts) will be exhibited exclusively on the HBO and Cinemax premium pay television and OTT services during the applicable license periods. Home Box Office also has agreements to license older films with Fox, Universal, Warner Bros. and a number of other major studios and independent distributors.

International Programming

A substantial portion of the programming on Home Box Office’s international premium pay, basic tier television and OTT services consists of feature films licensed from major studios in the U.S. and domestic HBO- and Cinemax-branded original programming. Home Box Office also has agreements to license older films from a number of major U.S. studios and other domestic and international independent distributors. In addition to films, Home Box Office’s international content offerings may feature local-language original programming and/or U.S. television programming produced by other production studios.

Home Box Office’s Businesses and Revenues

Domestic Premium Pay Television and OTT Services

Home Box Office generates revenues principally from licensing its programming to affiliates and digital distributors that have contracted to receive and distribute the programming to their customers who subscribe to the HBO and Cinemax services. At December 31, 2017, Home Box Office had approximately 54 million domestic subscribers, including subscribers to HBO NOW and through Home Box Office’s digital distribution partners, and HBO was the most widely distributed domestic multi-channel premium pay television service.

Home Box Office’s license agreements with affiliates are typically multi-year arrangements that provide for annual service fee increases and marketing support. The relationship between subscriber totals and the amount of revenues earned under Home Box Office’s license agreements depends on the specific terms of the applicable agreement, which may include basic and/or pay television subscriber thresholds, volume discounts and other performance-based discounts. Marketing and promotional activities intended to retain existing subscribers and acquire new subscribers may also impact revenue earned. Home Box Office has entered into arrangements with a number of digital distributors to distribute HBO NOW and/or provide their subscribers access to the HBO and Cinemax services and programming on digital platforms and devices, and Home Box Office is continuing to expand the number of digital distribution partners.

Subscribers of traditional affiliates can view HBO and Cinemax programming on an HBO or Cinemax multiplex television channel as well as through on-demand products, HBO On Demand, Cinemax On Demand, HBO GO and MAX GO. Nearly all seasons of HBO’s and Cinemax’s original series, feature films, HBO mini-series and films, sports programming, documentaries, comedy and music specials, bonus features and behind-the-scenes extras are available on HBO NOW, HBO GO or MAX GO, as applicable, and through Home Box Office’s digital distribution partners.

International Premium Pay, Basic Tier Television and OTT Services

Unique, country-specific HBO- and Cinemax-branded premium pay, basic tier television and/or OTT services are distributed in more than 65 countries in Latin America, Europe and Asia. In Europe and Asia, Home Box Office operates through consolidated, wholly-owned subsidiaries. In Latin America, Home Box Office operates through an unconsolidated joint venture. Home Box Office had approximately 88 million international premium pay, basic tier television service and OTT service subscribers at December 31, 2017, including subscribers through Home Box Office’s unconsolidated joint ventures. HBO GO was available to HBO premium pay television subscribers and/or OTT service subscribers in over 50 countries and territories at December 31, 2017, and Home Box Office plans to make HBO GO available in additional countries and territories in 2018.

Internationally, Home Box Office generates a significant portion of its revenues from licensing its programming to affiliates. The terms of Home Box Office’s agreements with its international affiliates vary from country to country, and the amount of revenues attributable to such agreements can be based on a number of factors such as basic and/or pay television subscriber thresholds, performance-based or volume discounts, negotiated minimum guarantees or flat-fee arrangements.

Home Box Office operates OTT services in 18 countries throughout Europe, including 13 countries in Central Europe, four countries in the Nordic region, and Spain. In addition, Home Box Office’s joint venture, HBO Latin America, provides its stand-alone OTT service, HBO GO, through traditional affiliates and digital distributors in 32 countries throughout Latin America and the Caribbean. Home Box Office expects to continue to expand the distribution of OTT services to additional countries around the world.

Content Licensing and Home Entertainment

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

Home Box Office sells its original programming in both physical and digital formats in the U.S. and various international regions through a wide variety of digital storefronts and traditional retailers. Significant home entertainment releases in 2017 included Big Little Lies, Divorce: The Complete First Season, Game of Thrones: The Complete Seventh Season, Silicon Valley: The Complete Fourth Season, Veep: The Complete Sixth Season and The Young Pope: The Complete First Season. In addition, Home Box Office has also licensed some of its original programming, such as Sex and the City, as well as Everybody Loves Raymond, which was produced by Home Box Office but originally aired on broadcast television, to domestic basic cable networks and local television stations.

WARNER BROS.

Warner Bros. is the largest television and film studio in the world based on total television and film revenues as of December 31, 2017. Its businesses consist principally of the production, distribution and licensing of television programming and feature films and the distribution of home entertainment product in both physical and digital formats, as well as the production and distribution of games and consumer product and brand licensing. In recent years, Warner Bros. has increased its production of new forms of content, including short-form online and mobile content, and has launched new direct-to-consumer offerings, such as OTT services. Warner Bros.’ businesses benefit from a shared infrastructure, including shared production, distribution, marketing and administrative functions and resources.

Warner Bros. is the #1 producer of primetime television series for the U.S. broadcast networks for the 2017-2018 television season, producing over 35 series, a position it has held for each of the past nine television seasons. Warner Bros. has at least four series on each of the five broadcast networks. Overall, Warner Bros. is producing 70 television series in the U.S. for the 2017-2018 television season. In addition, Warner Bros. licenses its U.S. programming in over 190 countries at December 31, 2017. Over the past several years, Warner Bros. has expanded and diversified the genres and types of television programming it produces as well as the buyers of its programming domestically. Warner Bros. has also been expanding its international television production business through its global network of local-language production companies.

Warner Bros.’ films generated over $5 billion at the global box office, and Warner Bros. was the #2 film studio in global box office receipts in 2017. Warner Bros. has been the #1 or #2 film studio in domestic box office receipts for eight of the past 10 years and the #1 or #2 film studio in global box office receipts for nine of the past 10 years. Warner Bros. has exceeded $4 billion in global box office receipts for eight of the past nine years.

Warner Bros. is the largest game publisher among television and film studios, built on key brands and franchises. Warner Bros. plans to expand its production of games for consoles and mobile devices using its portfolio of game production studios and strong global brands and franchises.

Warner Bros. is focused on increasing the digital sales and rentals of its film and television content and participates in a variety of initiatives (including the Movies Anywhere service) that are designed to make digital ownership more compelling for consumers. Warner Bros. has led the U.S. home entertainment industry in sales of home entertainment products for more than 15 years. At December 31, 2017, Warner Bros.’ vast content library consists of more than 80,000 hours of programming, including over 7,000 feature films and 5,000 television programs comprised of tens of thousands of individual episodes.

Warner Bros.’ portfolio of leading brands includes brands licensed from DC Entertainment (DC Comics, Vertigo and MAD Magazine), as well as the Harry Potter, Looney Tunes and Hanna-Barbera brands. DC Comics’ characters include such iconic characters as Batman, the Flash, Green Arrow, Superman and Wonder Woman, and Warner Bros.’ other characters include Bugs Bunny, Scooby-Doo and Tom and Jerry, among many others. Warner Bros. is focused on expanding its brands and characters across all its businesses, including film, television programming, games and consumer products.

Warner Bros. has developed strong global franchise properties from its brands and featuring its characters, including film franchises such as the Batman and Harry Potter series and The Hobbit and The Lord of the Rings trilogies, and it is focused on extending its existing global film franchises. Warner Bros. released three films based on DC Entertainment characters in 2017 (Justice League, The LEGO Batman Movie and Wonder Woman) and plans to release several additional films based on DC Entertainment characters, including Aquaman and Teen Titans GO! to the Movies in 2018 and Shazam! and a sequel to Wonder Woman in 2019. Warner Bros. also released Fantastic Beasts and Where to Find Them in 2016, the first of five planned films in partnership with J.K. Rowling based on J.K. Rowling’s Wizarding World, and plans to release Fantastic Beasts: The Crimes of Grindelwald in 2018. Warner Bros. has also developed a successful slate of horror films and plans to release the next installment in The Conjuring franchise (The Nun) in 2018 and the sequel to It in 2019. Warner Bros. is also focused on creating new global film franchises and plans to release Ready Player One in 2018 and The Six Billion Dollar Man in 2019.

In television, nine live-action series based on DC Entertainment characters (Arrow, Black Lightning, DC’s Legends of Tomorrow, The Flash, iZombie, Krypton, Lucifer, Gotham and Supergirl) are airing on broadcast and cable television during the 2017-2018 television season. Warner Bros. is also producing the second season of Lethal Weapon for the 2017-2018 television season, which is based on the successful Warner Bros. film franchise.

In 2016, Warner Bros. formed Warner Bros. Digital Networks, a division focused on engaging more directly with consumers, meeting their evolving tastes and video viewing habits and acquiring more consumer data. The division oversees a portfolio of OTT services, including the Boomerang-branded SVOD service that Warner Bros. and Turner launched in April 2017 and jointly manage; DramaFever, a U.S. OTT service that specializes in Asian dramas; Warner Archive, an SVOD service focused on classic films and TV series; and a DC-branded service expected to launch in 2018 and include DC Entertainment video content and digital comics. The acquisition of DramaFever in 2016 provided Warner Bros. the direct-to-consumer product expertise and technology platform to build, launch and operate its portfolio of OTT services. In addition, Warner Bros. Digital Networks is building a premium digital production company (including its Stage 13 digital content brand) aimed at reaching millennial audiences on new platforms through distinctive series. The division also manages Warner Bros.’ investments in Uninterrupted, a partnership with LeBron James and Turner Sports focused on developing and distributing an original production slate of sports- and athlete-focused programming across multiple platforms, and Ellen Digital Ventures, a partnership with Ellen DeGeneres focused on digital content and social games. Machinima (acquired by Warner Bros. in 2016), a global aggregator of gaming and related content aimed at audiences that play Warner Bros.’ games and watch its films and television programming, is also part of the division.

Television

Warner Bros. is a leader in the global television production and distribution business. Warner Bros. is focused on maintaining its leadership position in producing primetime series for the U.S. broadcast networks (including The CW broadcast network (“The CW”)) while increasing production of high-quality original series for basic cable networks (including TNT and TBS, which are airing four Warner Bros. series for the 2017-2018 television season), premium pay television services (including HBO) and OTT services (including Warner Bros.’ and Turner’s Boomerang-branded SVOD service). Warner Bros. has continued to strategically license in-season stacking rights to U.S. networks and OTT services that license Warner Bros.’ programming. Warner Bros. is also expanding its international local television production business by using its global network of local-language production companies to develop programing specifically tailored for local audiences.

Warner Bros. is actively collaborating with Turner to significantly expand their global kids businesses and maximize the related consumer product opportunities. This collaboration is intended to drive the success of Cartoon Network and Boomerang and foster broader global exposure for existing Warner Bros. and DC Entertainment brands and franchises while also helping launch new global franchises, increase consumer product sales and generate direct-to-consumer revenues. Warner Bros. is producing original animated programming based on its characters and brands for Turner’s Cartoon Network, Boomerang network and the Boomerang-branded SVOD service that Warner Bros. and Turner launched in April 2017 and jointly manage. Warner Bros. and Turner are also jointly producing original animated programming for those networks and the Boomerang-branded SVOD service. In addition, in 2017, Warner Bros. and Turner began jointly managing the operations of Turner’s Boomerang network.

Domestic Business

Warner Bros. produces and distributes its television programming for initial airing on broadcast and basic cable television networks, premium pay television and OTT services and local television stations in the U.S. Warner Bros. also produces and distributes short-form live-action series and animated programming for initial viewing on digital platforms. Warner Bros.’ programming includes the following:

•

scripted television series produced by Warner Bros. Television and Warner Horizon Television Inc., including Arrow, The Big Bang Theory, Black Lightning, Blindspot, DC’s Legends of Tomorrow, Deception, The Flash, Gotham, iZombie, Lethal Weapon, Lucifer, The Middle, Mom, Riverdale, Supergirl, Supernatural, Trial & Error and Young Sheldon for broadcast networks (including The CW); Animal Kingdom, Claws, Famous in Love, Krypton, Major Crimes, People of Earth, Queen Sugar and You for basic cable networks (including TNT and TBS); Westworld (for HBO) and Shameless for premium pay television services; and Castle Rock, Disjointed, Fuller House and Longmire for SVOD services;

•

reality-based non-scripted television series produced by Warner Horizon Television Inc., including The Bachelor, Bachelor in Paradise, Bachelor Winter Games, The Bachelorette, Ellen’s Game of Games, Little Big Shots, Love Connection and The Voice;

•	first-run syndication series produced and/or distributed by Telepictures Productions Inc., including The Ellen DeGeneres Show, Extra, The Real, TMZ and TMZ Sports;

•

animated television programming and original made-for-home entertainment animated releases produced by Warner Bros. Animation Inc., including programming based on characters from DC Entertainment, Looney Tunes and Hanna-Barbera. Programs include Bunnicula, Dorothy and the Wizard of Oz, The Tom and Jerry Show, New Looney Tunes, Unikitty! and Wacky Races (for Boomerang, Cartoon Network and the Boomerang-branded SVOD service); and

•

short-form live action series and animated programming for digital platforms produced by Blue Ribbon Content, including Freedom Fighters: The Ray (2017), Vixen and Constantine based on DC Entertainment characters for CW Seed; the Uninterrupted comedy Now We’re Talking for go90; Springhill Entertainment’s documentary series Best Shot for YouTube Red; the comedy Beerfest for CW Seed; animated programs ellen’s Pet Dish for ellentube and Ginger Snaps for ABC Digital; and the unscripted game show Play with Caution for Disney D|XP.

After the initial domestic television airing, Warner Bros. licenses its television programming for subsequent airing on basic cable networks, local television stations and OTT services. These licenses enable Warner Bros. to generate significant revenues from hit television series for years beyond their initial airing on television.

Warner Bros. also licenses its feature films to premium pay television services (including HBO), broadcast and cable networks and OTT services starting approximately eight to nine months following their theatrical release. During 2017, Warner Bros. licensed thousands of feature films to television networks, premium pay television services and OTT services.

International Business

Warner Bros. licenses rights to exhibit its feature films and original television series in international territories through agreements with television networks, premium pay television services, basic tier television services and OTT services. Warner Bros. licenses rights to exhibit feature films to SVOD services in China, and feature films and original television series to HOOQ, an SVOD service operating in India, Indonesia, the Philippines, Singapore and Thailand, which is owned by Warner Bros., Singtel Telecommunications Limited and Sony Pictures Television. During 2017, Warner Bros. licensed thousands of hours of programming, dubbed or subtitled in more than 90 languages, to international distributors in more than 190 countries.

As the worldwide demand for locally produced, local-language programming increases, Warner Bros. is focused on expanding its international local-language production business. Warner Bros. is developing programming specifically tailored for local audiences through its global network of production companies. Warner Bros. is also adapting international local programming into formats that can be produced by its local-language production companies in additional territories, including the U.S. For example, one or more of The Bachelor franchises (including The Bachelor, Bachelor in Paradise and The Bachelorette (formats owned by Warner Bros. that originated in the U.S.)) is being adapted and produced in multiple international territories, including Australia, Canada, Finland, Germany, Japan, the Netherlands, Russia, Sweden, Switzerland and Vietnam.

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

Feature Films

Warner Bros. is a leader in the feature film business and produces feature films under its Warner Bros. and New Line Cinema banners. Warner Bros. also enters into arrangements with others to co-produce and co-finance feature films. Warner Bros. produces and distributes a wide-ranging slate of films, and it is focused on building its film slate around its strongest franchises with global appeal. Warner Bros. plans to release four to six event films each year that target a wide audience domestically and internationally.

During 2017, Warner Bros. released 18 original feature films for distribution in the U.S., including Annabelle: Creation, Blade Runner 2049, Dunkirk, It, Justice League, Kong: Skull Island, The LEGO Batman Movie and Wonder Woman. Of the films released during 2017, eight were released in 3D format and seven were formatted for viewing on IMAX screens. In January 2018, Warner Bros. released Paddington 2 and 12 Strong and, in February 2018, released The 15:17 to Paris for distribution in the U.S. Warner Bros. plans to release an additional 17 films during 2018 for distribution in the U.S., including Aquaman, Fantastic Beasts: The Crimes of Grindelwald, The Nun, Ocean’s 8, Rampage, Ready Player One, Teen Titans GO! to the Movies and Tomb Raider.

Internationally, Warner Bros. produces and distributes both English-language and local-language films for theatrical exhibition in more than 125 territories outside the U.S. Warner Bros. uses both day and date and a staggered release schedule for its international releases. In 2017, Warner Bros. released internationally 19 English-language films and 34 local-language films that it either produced itself or acquired from other companies.

After the theatrical exhibition of its feature films, Warner Bros. releases them both domestically and internationally for distribution in various time periods through a variety of distribution channels, including retail stores, online and digital retailers; premium pay television services; broadcast and basic cable networks; OTT services and other exhibitors such as airlines and hotels. Feature films are released for sale through physical and digital formats and for rental via transactional VOD beginning approximately three to six months after their release in theaters. The date for that release is influenced by seasonality, competitive conditions, film attributes and expected performance. Feature films are typically released for rental in physical formats seven days later. After that, Warner Bros. licenses the feature films for domestic and international distribution to premium pay television services (including HBO and Cinemax), broadcast and basic cable networks (including Turner’s networks), OTT services and, in most cases, other exhibitors such as airlines and hotels.

Warner Bros. produces most of the films it releases in the U.S. under co-financing arrangements, which give Warner Bros. a greater ability to manage the financial risks of its film slate and offset some of the significant costs involved in the production, marketing and distribution of feature films, particularly event films. In most cases, Warner Bros. maintains worldwide distribution rights for the films it co-finances with others. Warner Bros. has co-financing arrangements with MGM Holdings Inc. and Village Roadshow Pictures. Warner Bros. also enters into co-financing arrangements with other studios. Warner Bros. monetizes its distribution and marketing operations by distributing films that other companies wholly finance and produce, and it has an exclusive distribution arrangement with Alcon Entertainment.

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

Home Entertainment

Warner Bros. also generates revenues through the home entertainment distribution of its film and television content in physical and digital formats. Warner Bros. continues to be a leader in the home entertainment industry, and its significant home entertainment releases during 2017 included The Accountant, Annabelle: Creation, Dunkirk, Fantastic Beasts and Where to Find Them, It, Kong: Skull Island, The LEGO Batman Movie and Wonder Woman.

The home entertainment industry has been undergoing significant changes as it transitions from the distribution of film and television content via physical formats to digital formats. In recent years, consumer spending on home entertainment product in physical formats has declined as a result of several factors, including consumers shifting to OTT service subscriptions and, to a lesser degree, digital purchases and transactional VOD rentals of content; changing retailer initiatives and strategies (e.g., reduction in floor space devoted to home entertainment product in physical formats); retail store closures; increasing competition for consumer discretionary time and spending; and piracy. Consumer spending on film and television content in higher margin digital formats represents an increasing share of total home entertainment consumer spending in recent years, but has not meaningfully offset declines in consumer spending on home entertainment product in physical formats.

In response to these dynamics, Warner Bros. has been focusing on increasing the more profitable electronic sell-through (“EST”) sales and transactional VOD rentals of its film and television content and is an innovator in a variety of initiatives designed to make digital ownership more compelling for consumers, including providing enhanced content offerings, improving digital storefronts and promoting industry standards for content portability across retail platforms. For example, in 2017, Warner Bros. joined four other major film studios to launch the Movies Anywhere service in the U.S., which enables consumers to access digital copies of their films through a variety of digital platforms. Warner Bros. licenses its newly released feature films as well as films from its library and its television content to EST and transactional VOD services for viewing online and on mobile platforms in the U.S. and internationally. In the U.S. and most major international territories, Warner Bros.’ recent theatrical releases are generally released for sale via EST at least two weeks before their release in physical formats and transactional VOD.

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

Games

Warner Bros. develops, publishes and distributes games, including mobile and console games. Its games are based on intellectual property owned or licensed by Warner Bros. (including DC Entertainment properties, Harry Potter and Mortal Kombat). Warner Bros. is focused on increasing its monetization of its franchises in its games business in the future. In 2017, Warner Bros. released 11 games, including Game of Thrones, Golf Clash, Injustice 2, LEGO Marvel Super Heroes 2 and Middle-earth: Shadow of War. Warner Bros. plans to release seven games in 2018. Warner Bros. also licenses Warner Bros. and DC Entertainment properties for games to other companies. Warner Bros.’ games revenues consist of revenues from the development and distribution of the games of Warner Bros. and other companies.

OTHER TELEVISION NETWORK ASSETS

The Company also holds interests in companies that operate broadcast networks.

Central European Media Enterprises Ltd.

As of December 31, 2017, Time Warner held an approximate 46% voting interest and an approximate 75% ownership interest (on a fully diluted basis) in the equity interests of Central European Media Enterprises Ltd. (“CME”), a publicly-traded broadcasting company that operates leading television networks in Bulgaria, the Czech Republic, Romania and the Slovak Republic. CME also develops and produces content for its television networks. Time Warner’s investment consists of (i) common stock, (ii) convertible preferred stock that has voting rights, (iii) convertible redeemable preferred shares that do not have voting rights and (iv) warrants to purchase common stock of CME. Time Warner accounts for its investment in CME’s common stock and convertible preferred stock under the equity method of accounting, and it accounts for its investment in CME’s convertible redeemable preferred shares under the cost method of accounting. Time Warner also guarantees all of CME’s outstanding senior indebtedness and provides financing to CME under a revolving credit facility.

The CW

The CW is a 50-50 joint venture between Warner Bros. and CBS Corporation. The CW’s 2017-2018 schedule includes a 5-night, 10-hour primetime lineup of advertising-supported original programming such as The 100, Arrow, Black Lightning, Crazy Ex-Girlfriend, DC’s Legends of Tomorrow, Dynasty, The Flash, iZombie, Jane the Virgin, Life Sentence, The Originals, Riverdale, Supergirl, Supernatural and Valor, as well as a three-hour block of advertising-supported programming on Saturday mornings. The CW plans to add a sixth night to its primetime programming lineup during the 2018-2019 season. The CW has entered into an agreement with a third party pursuant to which the third party is programming the Saturday morning programming block through the 2020-2021 season and pays The CW a license fee. For the 2017-2018 season, Warner Bros. and CBS are producing 15 series for The CW, including six series based on DC Entertainment characters. Advertising-supported full episodes of The CW’s original series are also available on cwtv.com and through The CW’s apps for mobile devices and Internet-connected televisions. The CW does not require any login or authentication of a cable subscription to stream its content. The CW’s programming is also available through an OTT service eight days after the full season of programming airs on The CW. The CW also operates CW Seed, The CW’s digital-only platform for original programming, which is available online and on mobile devices. The Company accounts for its investment in The CW under the equity method of accounting.

COMPETITION

The Company’s businesses operate in highly competitive industries, and the environment in which the Company competes has become more challenging over the past few years due to the shifts in consumer viewing patterns described above, increased competition from OTT services and the expansion by other companies, in particular technology companies, into the production or distribution of film and television programming and other video content. Competition in these industries has intensified as leisure and entertainment options have proliferated and audience fragmentation has increased. The competition is expected to increase further over the next few years. The Company’s businesses compete for consumers’ entertainment and leisure time and spending with each other, as well as other forms of entertainment, including other television networks, premium pay television services, local over-the-air television stations, social media platforms and other OTT services, motion pictures, home entertainment products and services, games, print media, live events, radio broadcasts and other forms of news, information and entertainment, as well as pirated content.

The Company’s competitive position is greatly affected by the quality of, and public response to, its content. The Company’s businesses compete with other production companies and studios for the services of producers, directors, writers, actors and others and for the acquisition of literary properties. In recent years, technology companies also have begun to produce programming and compete with the Company for talent and property rights. The Company’s television networks and premium pay television services compete for programming with OTT services, other television networks and premium pay television services and local television stations, and competition for programming, particularly licensed and sports programming, is intense.

The Company also faces competition for the licensing and distribution of its programming. As a producer and distributor of programming, the Company competes with other studios and television production groups and independent producers to produce and sell programming. Many television networks have affiliated production companies from which they are increasingly obtaining their programming, which has reduced the demand for programming from non-affiliated production companies. The Company also faces competition from other television networks and premium pay television services for distribution and marketing of its television networks and premium pay and basic tier television services by affiliates.

Competition for advertisers’ expenditures is intense, and the advantages of digital advertising to target and measure consumer response and the increased amount of consumer time spent online and on mobile activities have resulted in advertisers shifting more of their advertising budgets away from traditional television advertising to digital advertising. The Company’s advertising-supported television networks and digital properties compete for advertisers’ spending with advertising-supported OTT services, other networks and digital properties, print, radio, outdoor display and other media.

The Company’s businesses also compete in their character and brand merchandising and other licensing activities with other licensors of characters and brands.

REGULATORY MATTERS

The Company’s businesses are subject to and affected by laws and regulations of U.S. federal, state and local governmental authorities as well as the laws and regulations of other countries and international bodies such as the European Union (the “EU”), and these laws and regulations are subject to change, including due to regulatory reform measures. The following descriptions of significant U.S. federal, state, local and international laws, regulations, regulatory agency inquiries, rulemaking proceedings and other developments should be read in conjunction with the texts of the respective laws and regulations and other related materials.

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

Outside the U.S., laws and regulations relating to intellectual property protection and the effective enforcement of these laws and regulations vary greatly from country to country and continue to evolve. Judicial, legislative and administrative developments are taking place in certain jurisdictions that may limit the ability of rights holders to exploit and enforce certain of their exclusive intellectual property rights outside the U.S. For example, in October 2011, the European Court of Justice held, in the context of satellite broadcasts of live soccer matches, that it was an unlawful restriction on competition for England’s Football Association Premier League to prohibit broadcasting licensees from distributing satellite decoder cards outside the territory for which the broadcasts were licensed for reception. As a result of that decision, in January 2014, the European Commission (the “EC”) began an antitrust investigation of the cross-border access to satellite and online services, examining certain provisions in licensing agreements between a number of U.S. film studios, including Warner Bros., and several large European satellite pay TV broadcasters. The investigation has focused on contractual restrictions that prevent broadcasters in one EU country from selling subscriptions in response to unsolicited requests from viewers in other EU countries. In July 2015, the EC sent a Statement of Objections to a number of U.S. film studios, including Warner Bros., reflecting its preliminary view that such contractual provisions may violate EU competition rules prohibiting anti-competitive agreements. In January 2016, the EC held a hearing on the matter. The Statement of Objections and hearing are steps in the process, but do not represent a finding of infringement or indicate the outcome of the EC’s investigation, which is ongoing. Separately, in 2015, the EC published its Digital Single Market strategy, which includes a broad range of high-level proposals that are intended to promote access to online services and entertainment content across national borders within the EU to foster the creation of a single digital market in the EU. For example, in September 2016, the EC announced a proposal for a regulation that would make it easier for broadcasters to distribute certain online services (such as online services that provide access to programming for a limited period of time after its initial broadcast and services offering the online transmission of programming simultaneously with its broadcast) across borders within the EU without requiring the further authorization of the owners of the programming rights. The outcomes of the ongoing EC investigation and legislative and regulatory proceedings in the EU are difficult to predict, and thus it is not possible to determine the impact they could have on the Company’s businesses.

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

Moreover, several laws, regulations and policies that could affect how the Company collects, uses and protects data are in effect or are being considered in the U.S. and internationally. In the U.S., for example, the Federal Trade Commission (the “FTC”) frequently issues guidance that sets forth best practices for businesses to build privacy protections into their products and provide consumers greater control over the collection and use of their personal information. Self-regulatory bodies also have established requirements to implement notice and opt-out mechanisms and place other limitations on data tracking and usage and targeted advertising.

Congress, the White House and federal agencies continue to examine and focus on data security, consumer privacy and cybersecurity, particularly in light of several recent high-profile incidents, such as various companies’ data security breaches and the confirmed and alleged cybersecurity attacks surrounding the 2016 U.S. Presidential election. The Cybersecurity Information Sharing Act of 2015, for example, is intended to promote voluntary sharing of information regarding cybersecurity threats and defensive measures undertaken in response to those threats with the government and other businesses. The adoption of new privacy, data security and cybersecurity laws or regulations may in some cases increase the Company’s compliance costs.

Several state legislatures have also enacted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. For example, California law requires operators of commercial websites and online services (including mobile apps) to make disclosures about how the operator or other parties may collect PII about a consumer’s online activities, including in some cases disclosure of how the operator responds to Web browser “do not track” signals or other mechanisms that enable consumers to opt out of the collection of such information. Furthermore, California law requires operators of commercial websites and online services to post a privacy policy that meets designated requirements, including providing a list of categories of PII that the operator collects and a list of third parties with whom the PII may be shared.

Foreign governments have also focused on data privacy and security concerns for many years. The EC adopted a data directive in 1995 to protect the privacy rights of individuals within the European Union and the transfer of personal information outside the EU (the “Directive”). In October 2015, the Court of Justice of the European Union (the “CJEU”) issued an opinion ruling that the U.S. – EU Safe Harbor framework (the “Safe Harbor framework”), which had been in place since 2000 and was a central mechanism relied on by U.S. organizations, including the Company, to transfer personal data from the EU to the U.S., was invalid. The decision did not invalidate any other legal mechanisms or bases that can be utilized or relied on to transfer personal data from the EU to the U.S. in compliance with the Directive, such as standard contractual clauses, binding corporate rules or individual consent. A replacement framework called the EU – U.S. Privacy Shield (the “Privacy Shield” framework), which replaces the Safe Harbor framework, was formally approved by the EC in July 2016. The Privacy Shield framework imposes greater obligations on U.S. companies to protect personal data transferred from the EU to the U.S. and requires the U.S. Department of Commerce and the FTC to carry out stricter monitoring and enforcement. The Company continues to evaluate the mechanisms available to comply with EU/U.S. data transfer requirements to be able to continue to operate its businesses.

In April 2016, the European Parliament and the EC adopted the General Data Protection Regulation (“GDPR”), which will become enforceable in May 2018 and will replace the Directive. The GDPR is intended to support the Digital Single Market strategy within the EU by providing a single set of rules on data protection across the European Economic Area, while enabling individuals to better control their personal data.

Regulation of Television Networks, Internet/Broadband Services, Programming and Advertising

The Company’s businesses are also subject to a number of laws and regulations relating to the distribution and licensing of television programming, the content of that programming, and advertising and marketing. In the U.S., cable networks and premium pay television services, either directly or indirectly through their distribution partners, are subject to various obligations under the Communications Act of 1934, as amended (the “Communications Act”), and related regulations issued by the Federal Communications Commission (the “FCC”). These obligations and regulations, among other things, require closed captioning of programming for the hearing impaired, require certain content providers to make available audio descriptions of programming for the visually impaired and limit the amount and content of commercial matter that may be shown during programming aimed primarily at an audience of children aged 12 and under.

The FCC continues to examine policies for video programming and distribution, and in recent years it has taken actions that could directly or indirectly restrict the Company’s ability to produce, distribute or fully monetize its content. For example, in March 2015, the FCC adopted “net neutrality” regulations that constrain how broadband Internet service providers (“ISPs”) can offer broadband and related services that can be used to distribute the Company’s programming via the Internet (the “2015 Order”). The net neutrality regulations subject ISPs to the requirements of Title II of the Communications Act, including imposing limitations on unreasonable practices, obligations regarding customer privacy and protections for people with disabilities and authorize the FCC to investigate and act on consumer complaints. The regulations prohibit ISPs from: (i) blocking access to legal content, applications or services or to devices that do not harm their network, (ii) impairing or degrading lawful Internet content and (iii) implementing paid prioritization or “fast lanes” for content or applications. ISPs generally are permitted to engage in reasonable network management (other than paid prioritization) if the purpose of their actions is related to managing their network. In 2015, a trade group, several broadband providers and others filed lawsuits in the U.S. Court of Appeals for the District of Columbia challenging the net neutrality regulations, which were upheld by the court in June 2016. Petitions for review by the U.S. Supreme Court remain pending. However, in December 2017, under a new chairman, the FCC adopted a declaratory ruling, report, and order (the “2017 Order”) (the date on which it will be fully effective has not yet been determined) that reverses application of Title II to ISPs and eliminates most of the specific conduct restrictions on ISPs established through the 2015 Order. Several lawsuits, including lawsuits brought by public interest groups and several state attorneys general, have been filed to block the FCC’s action. In addition, members of Congress have introduced legislation that would set forth a new net neutrality regulatory framework and lawmakers in several states have introduced bills that would prohibit ISP actions to block or slow down sites or online services. It is not possible to predict how the 2017 Order, or the lawsuits and net neutrality laws and regulations seeking to challenge or nullify the 2017 Order will impact the Company.

In September 2016, the FCC proposed rules that would constrain how multichannel video programming distributors (which are also referred to in this report as traditional affiliates) negotiate carriage agreements with programming providers that are independent of the distributor and programming providers that are not associated with a major production studio. The proposed rules would prohibit such a distributor from including in such carriage agreements “most favored nation” clauses that enable the distributor to receive favorable contract terms that a programming provider has given to another distributor without requiring the affiliate to be subject to any corresponding obligations included in the other distribution agreement. The proposed rules would also prohibit contract provisions that restrict a programming provider’s ability to distribute its programming through alternative video distribution platforms, including online platforms. It is not possible to predict what, if any, impact any such rules could have on the Company’s negotiations with multichannel video programming distributors.

From time to time, the FCC also conducts inquiries and rulemaking proceedings, which could lead to additional regulations that could have a material effect on the Company’s businesses. The FCC has also initiated the following proceedings:

•

The FCC is engaged in a number of proceedings designed to make more of the electromagnetic spectrum that is currently used for broadcast television and satellite distribution available for wireless broadband or other uses. These proceedings include efforts to complete the FCC’s multi-year transition process relating to voluntary incentive auctions, through which portions of the spectrum used by television broadcasters will be made available to provide additional spectrum for wireless broadband, as well as the evaluation of the potential use of certain portions of the satellite spectrum for wireless broadband. The potential changes to the satellite spectrum could negatively impact the Company’s ability to deliver linear network feeds of its domestic basic cable networks to its affiliates. It may take several years for these proceedings and any related spectrum reallocation to be completed, and it is not possible to predict the impact that any such proceedings and reallocation could have on the Company.

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

•

Pursuant to the Accessibility Act, in July 2017, the FCC adopted rules that, beginning in July 2018, will increase the number of hours of audio descriptions of video content required to be provided by certain video distributors. As adopted, the new rules will require 37.5 more hours of audio-described programming per calendar quarter on two Turner networks, which will increase the compliance obligations of these networks. However, in September 2017, a petition for partial reconsideration of these rules was filed by a trade association, and that petition remains pending.

•

Pursuant to the Accessibility Act, in July 2014, the FCC issued an order requiring closed captioning for clips of video programming that previously aired on television and are posted online or available through online applications in certain circumstances. Under the FCC’s rules, video clips that contain a single excerpt of a captioned television program with the same video and audio that was shown on television (“straight lift” clips) must be captioned, and, beginning in January 2017, the rule was expanded to apply to newly posted video clips that contain compilations of “straight lift” clips containing content previously shown on television with captions. Beginning in July 2017, video clips of live and near-live television programming (such as news or sporting events) must also be captioned. These rules increase the costs of making video clips available online. The potential expansion of these rules to other online contexts, including third-party websites, remains pending.

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

Regulation of the Distribution and Licensing of Feature Films

In countries outside the U.S., there are a variety of laws and regulations relating to the distribution or licensing of feature films for exhibition in theaters and on broadcast and cable networks. These include copyright laws and regulations, television licensing requirements similar to those applicable to made-for-television programming, trade and customs regulations, laws providing for minimum percentages of local content in theaters and on broadcast television and maximum percentages of foreign content on television and laws that limit increases in prices paid by distributors to content providers. In certain countries, laws and regulations limit the number of foreign films exhibited in such countries in a calendar year. For example, China, which was the second-largest box office territory based on box office receipts in 2016, limits the number of foreign films that can be distributed annually using revenue-sharing arrangements as well as the percentage of revenue shared with the foreign film distributor. In addition to laws and regulations, there are various trade agreements among the United States and other countries that govern or affect the global distribution of content and copyright protection for such content among the applicable countries.

Marketing Regulation

The Company’s marketing and advertising sales activities are subject to regulation by the FTC, the FCC, and each of the states under general consumer protection statutes prohibiting unfair or deceptive acts or practices. Certain marketing activities are also subject to specific federal statutes and rules, such as COPPA and the Telephone Consumer Protection Act (the “TCPA”), which restricts certain telephone calls, faxes or mobile text messages to consumers without their prior consent. Outside the U.S., laws restricting marketing and sales activities also continue to be adopted. For example, the Canadian Anti-Spam legislation (the “CASL”), which went into effect July 1, 2014, restricts commercial electronic messages to consumers without their prior permission. Both the TCPA and CASL provide for private rights of action, and violations of these laws can result in potential liability, including substantial administrative fines and class action lawsuits.

FINANCIAL INFORMATION ABOUT SEGMENTS, GEOGRAPHIC AREAS AND BACKLOG

Financial and other information by segment and revenues by geographic area for each year in the three-year period ended December 31, 2017 are set forth in Note 16 to the Company’s consolidated financial statements, “Segment Information.” Information with respect to the Company’s backlog, representing future revenue not yet recorded from cash contracts for the worldwide licensing of theatrical and television product for premium pay television services, basic cable and network and syndicated television exhibition, at December 31, 2017 and December 31, 2016, is set forth in Note 17 to the Company’s consolidated financial statements, “Commitments and Contingencies — Commitments — Programming Licensing Backlog.”

Item 1A.	Risk Factors.

The Company must respond successfully to ongoing changes in the U.S. television industry and consumer viewing patterns to remain competitive. The Company derives a substantial portion of its revenues and profits from its cable networks and premium pay television services and the production and licensing of television programming to broadcast and cable networks and premium pay television services. The U.S. television industry is continuing to evolve rapidly, with developments in technology leading to new methods for the distribution of video content and changes in when, where and how audiences consume video content. These changes pose risks to the traditional U.S. television industry and some of the Company’s longest-standing business models, including (i) the disruption of the traditional television content distribution model by OTT services, which are increasing in number and some of which have significant and growing subscriber/user bases, and (ii) the disruption of the advertising-supported television model resulting from increased video consumption through OTT services, time shifted viewing of television programming and the use of DVRs to skip advertisements. In part as a result of these changes, over the past few years, the number of subscribers to multichannel video services provided by traditional affiliates (“traditional MVPD services”) in the U.S. has declined each year and the U.S. television industry has experienced declines in ratings for programming, which have negatively affected subscription and advertising revenues. Developments in technology and new content delivery products and services have also led to an increasing amount of video content that is available through OTT services and consumers spending an increased amount of time viewing such content, as well as changes in consumers’ expectations regarding the availability of video content, their willingness to pay for access to or ownership of such content, their perception of what quality entertainment is and how much it should cost, and their tolerance for commercial interruptions. The Company is engaged in efforts to respond to and mitigate the risks from these changes, such as initiatives to improve the monetization of television advertising, but the success of some of these initiatives depends in part on the cooperation of measurement companies, advertisers, affiliates and others and, therefore, is not entirely within the Company’s control. The Company may incur significant costs to implement its strategy and initiatives, and if they are not successful, the Company’s competitive position, businesses and results of operations could be adversely affected.

The popularity of content is difficult to predict and can change rapidly, and low public acceptance of the Company’s content could adversely affect its results of operations. The revenues derived from the sale, distribution and licensing of television programming, feature films, games and other content depend primarily on widespread public acceptance of that content, which is difficult to predict and can change rapidly. The Company must invest substantial amounts in the production and marketing of its content before it learns whether such content will reach anticipated levels of popularity with consumers. The popularity of the Company’s content depends on many factors, only some of which are within the Company’s control. Examples include the popularity, quality and amount of competing content (including, in addition to traditional competitors in media and entertainment, locally-produced content internationally and content available on OTT services, some of which have large and growing subscriber/user bases and are significantly increasing their programming investments), the availability of alternative forms of leisure and entertainment activities, the Company’s ability to maintain or develop strong brand awareness and target key audiences, and the Company’s ability to successfully anticipate (and timely adapt its content to) changes in consumer tastes in the many countries and territories in which the Company operates. Low public acceptance of the Company’s content could adversely affect its results of operations.

As a significant element of the Company’s strategy, Warner Bros. focuses on building global franchises based on existing intellectual property that it can monetize across its businesses and distribution channels. Generally, feature films that perform well at the global box office also have commercial success in subsequent distribution channels. The underperformance of a feature film, especially an “event” film, at the global box office typically results in lower than expected revenues for the Company from the license of the film to broadcast and cable networks and OTT services, sales of the film in digital and physical formats, and from the sale of games or licenses for consumer products based on such film. If a new “event” film fails to achieve commercial success at the global box office, it would also limit the Company’s ability to create a new theatrical franchise based on the film or characters featured in the film. The failure to develop successful new theatrical franchises could have an adverse effect on the Company’s results of operations.

Similarly, the failure to develop popular new programming to replace programming that is older or ending can have adverse impacts on the operating results for the Company’s Turner and Home Box Office segments. Low ratings for television programming produced by the Company may lead to the cancellation of a program and can negatively affect future license fees for the cancelled program. A decline in the ratings or popularity of the television programming aired on Turner’s cable networks can negatively affect advertising revenues for Turner’s cable networks in the near term and, over a longer period of time, could adversely affect subscription revenues and the distribution potential of a Turner network. A decline in the popularity of HBO’s and Cinemax’s programming could, over a period of time, cause subscribers to cancel their subscriptions, which in turn could adversely affect both the Company’s subscription and content licensing revenues. If the Company decides to no longer air programming due to low ratings or other factors, the Company could incur significant programming impairments, which could have a material adverse effect on the Company’s results of operations in a given period.

The failure to enter into or renew agreements with affiliates on favorable terms or at all could cause the Company’s subscription and advertising revenues to decline. The Company depends on agreements with affiliates for the distribution of the Company’s cable networks and premium pay television services and certain of its OTT services. Competition from third-party OTT services and new distribution platforms and declines in subscribers to traditional MVPD services are increasing the pressure on affiliates to control their programming costs in order to operate at a profit while offering their services at competitive prices that enable them to attract and retain subscribers. As affiliates continue to try to control their programming costs, it may be more difficult for the Company to secure favorable terms, including those related to pricing, positioning and packaging, during affiliate agreement negotiations, and the Company may face greater difficulty in achieving placement of its networks and premium pay television services in smaller bundles or virtual MVPDs offered by affiliates. Factors that may make it more difficult for the Company to secure favorable terms during renewal negotiations with traditional affiliates include the Company’s efforts to capitalize on new growth opportunities outside the traditional TV ecosystem and the consolidation of traditional affiliates in the U.S. and growth of large multi-territory distribution companies internationally, which increases their scale and negotiating power. In addition, the Company’s potential merger with AT&T may make it more difficult for the Company to secure favorable terms during renewal negotiations with other affiliates. If the Company is not able to secure favorable terms when it enters into or renews its affiliate agreements, its subscription revenues may not increase as much as the Company expects or could decline. In addition, if the Company and an affiliate reach an impasse in contract renewal negotiations, applicable networks or premium pay television services could become unavailable to the affiliate’s subscribers (i.e., “go dark”), which, depending on the length of time and the size of the affiliate, could have a negative impact on the Company’s subscription and advertising revenues. The inability to renew one or more of the Company’s larger affiliate arrangements would reduce the number of households that have access to Turner’s cable networks and result in lower ratings for programming, which could make those networks less attractive to advertisers and result in lower growth or a decline in advertising revenues.

If the rate of decline in the number of subscribers to traditional MVPD services increases or these subscribers shift to other services or bundles that do not include the Company’s cable networks and premium pay television services, the Company’s subscription revenues could be negatively affected. During the last few years, the number of subscribers to traditional MVPD services in the U.S. has been declining each year, and the Company expects these declines will continue and possibly accelerate. If traditional MVPD service offerings are not attractive to consumers due to pricing, increased competition from OTT services, increased dissatisfaction with the quality of traditional MVPD services, worse economic conditions or other factors, more consumers may (i) cancel their traditional MVPD service subscriptions or choose not to subscribe to traditional MVPD services, (ii) cancel their subscriptions to premium pay television services, (iii) elect to subscribe to lower-priced OTT services or (iv) elect to subscribe to smaller bundles of networks offered by traditional affiliates or to virtual MVPD services, which may not include HBO, Cinemax or some (or any) of Turner’s cable networks. The number of HBO and Cinemax subscribers could also decline if affiliates choose not to market, or reduce their marketing of, HBO or Cinemax. If the rate of decline in the number of traditional MVPD service subscribers increases or if subscribers shift to lower-cost OTT services or to smaller bundles of networks or virtual MVPD services that do not include all the Company’s cable networks and premium pay television services, the Company’s subscription revenues could be negatively affected.

A decrease in demand for the television programming produced by Warner Bros. or changes in the terms for licensed programming could adversely affect the Company’s revenues and results of operations. Warner Bros. is a leading producer of high-quality television programming, as well as a leader in the international distribution of U.S.-produced television programming. Even with its strong competitive position, Warner Bros.’ television production business is largely dependent on the strength of the U.S. broadcast networks, basic cable networks, local television stations and OTT services, and their continued demand for Warner Bros.’ television programming (both in initial release windows and subsequent distribution windows). If there is a decline in such demand, it could decrease the overall scale of Warner Bros.’ television production business and reduce the aggregate license fees for its television programming. The following factors could increase the likelihood of a decline in such demand in the U.S.: (i) networks favoring programming from their in-house and affiliated television production studios over Warner Bros.’ programming, in part because ownership of the programming enables the networks to control, manage and monetize the programming in subsequent domestic and international distribution windows; (ii) emerging technologies and alternative viewing options that could reduce the lifetime value of television programming; (iii) consolidation among television networks, OTT services and/or television station groups, thereby reducing the number of buyers for Warner Bros.’ programming; (iv) OTT services shifting from primarily distributing programming produced by third parties to developing and distributing original programming produced by their in-house or affiliated production studios; and (v) a significant decline in viewing of content on television networks due to a shift toward viewing of content on other platforms and/or toward viewing of shorter-form video content, including on social media platforms. The increasing revenue opportunities in subsequent distribution windows can also result in U.S. networks seeking to co-produce programming that they license from Warner Bros. in order to share in revenue opportunities for the programming in subsequent distribution windows. In addition, international licensing is a key driver of the profitability of the Company’s U.S.-produced television programming and the increasing popularity of locally-produced television content in international territories also could result in decreased demand and lower license fees for the Company’s U.S.-produced television programming, which could negatively affect the Company’s results of operations.

An increase in the costs to acquire or produce popular programming could adversely affect the Company’s operating results. Competition to acquire popular programming (particularly sports programming) is intense both in the U.S. and internationally among networks, premium pay television services and OTT services, and, as competition from these networks and services continues to increase, the Company may not be able to acquire popular programming or to acquire it at a cost-effective price. More networks, premium pay television services and OTT services are seeking to offer distinctive programming, including sports programming, and are willing to invest more (and in some cases, significantly more) to do so. At times, Turner and Home Box Office have had to increase the prices they are willing to pay for sports and acquired programming, including the renewal of licensed programming, and have been outbid by competitors, which could occur again in the future. In addition, the increased investments by networks, premium pay television services and OTT services in high quality original programming may make it more challenging for Home Box Office, Turner and Warner Bros. to attract and retain talent and could drive up talent and production costs. Increased competition has also forced some networks and OTT services to commit to straight-to-series orders for programming instead of a pilot order. If Home Box Office or Turner commits to straight-to-series orders and those series do not meet anticipated production or quality standards or are otherwise not accepted by audiences, revisions to the programming may be necessary, which could increase production costs. The increased financial commitment for a straight-to-series order also could increase the risks associated with such an order. If increases in Warner Bros.’ costs to produce programming are not offset by higher content licensing revenues or if increases in Turner’s and Home Box Office’s costs to produce or acquire popular programming are not offset by increases in subscription revenues and increases in advertising revenues for Turner’s cable networks, the Company’s results of operations could be adversely affected.

The Company’s results of operations could be adversely affected if there are further declines in television advertising spending, which could be caused by a number of factors. As described above, the traditional advertising-supported television business model has experienced disruption in recent years. See “The Company must respond successfully to ongoing changes in the U.S. television industry and consumer viewing patterns to remain competitive.” The advantages of digital advertising and the increased amount of consumer time spent online and on mobile activities have resulted in advertisers shifting more of their advertising budgets away from traditional television advertising to digital advertising, and Google and Facebook, with their large user bases, high consumer engagement and ability to use their data to target consumers, track consumer behavior and measure consumer responsiveness to advertising, have captured a significant and growing portion of digital advertising expenditures. Television advertising expenditures could be further negatively affected in the future by the continuation or worsening of the trends associated with the disruption of the advertising-supported television business model. These include:

•	further shifts in consumer behavior patterns, including consumers spending even more time online and on mobile activities;
•	further declines in the number of traditional MVPD service subscribers;
•

increased viewership of television programming on demand on a time-delayed basis (to the extent it either does not contain advertising or such viewing is not measured for audience delivery purposes) and the increased use of DVRs to skip television advertisements; and

•	declining audience ratings for television programming.

If ratings for the programming aired on Turner’s cable networks decline, demand by advertisers to purchase time on Turner networks may fall. If ratings decline significantly, Turner’s cable networks generally will be required to provide additional advertising time to advertisers to reach agreed-on audience delivery thresholds. This may result in Turner’s cable networks having less advertising time available to sell or use to promote their own programming. In addition, although audience measurement systems have improved and better capture the viewership of programming through DVRs, affiliates’ and networks’ VOD offerings and digital platforms and devices, they still do not fully capture all viewership and advertisers may not be willing to pay advertising rates based on the viewership that is not being measured. As described above in “Item 1. Business — Turner,” Turner is engaged in a variety of efforts to make advertising on its networks more valuable to advertisers and improve the consumer experience; however, these efforts may not be successful or may take several years to become successful.

Additional factors that could negatively impact television advertising revenues include:

•	a decline in the economic prospects of advertisers or the economy in general;
•	increasing audience fragmentation caused by increased availability of alternative forms of leisure and entertainment activities;
•	pressure from public interest groups to reduce or eliminate advertising of certain products on television;

•	new laws and regulations that prohibit or restrict certain types of advertisements; and
•	natural disasters, extreme weather, acts of terrorism, political uncertainty or hostilities resulting in uninterrupted news coverage of such events that disrupts regular television programming.

The Company’s results of operations may be adversely affected by shifts in home entertainment consumption patterns. Several factors have contributed to an industry-wide decline in sales of home entertainment product in physical formats in recent years, including consumers shifting to OTT service subscriptions and, to a lesser degree, digital purchases and transactional VOD rentals of content; changing retailer initiatives and strategies (e.g., reduction in floor space devoted to home entertainment product in physical formats); retail store closures; increasing competition for consumer discretionary time and spending; and piracy. Although digital sales represent an increasing share of total sales of film and television content and, with greater per-unit profitability, have helped offset some of the declines in physical sales of content, digital sales may never generate aggregate profits that equal or exceed the peak profits generated by physical sales in prior years or it may take several years for the increased profits from higher-margin digital sales to fully offset the decrease in lower-margin physical sales and rentals. In addition, if OTT service subscriptions continue to gain in popularity, they may cause further reductions in consumer spending on home entertainment product in physical formats.

If the Company fails to compete successfully against alternative sources of entertainment and news, there may be an adverse effect on the Company’s results of operations. The Company competes for consumers’ leisure and entertainment time and discretionary spending with all other sources of entertainment and news, including television networks, premium pay television services, OTT services, feature films, the Internet, home entertainment products and services, games, print media, pirated content, live sports and other events. The increased number of media and entertainment choices available to consumers has made it much more difficult to attract and obtain their attention and time. Moreover, the environment in which the Company competes is becoming more challenging with the shifts in consumer viewing patterns, increased competition from OTT services and due to companies, in particular technology companies, expanding into the production of film and television programming. There can be no assurance that the Company will be able to compete successfully in the future against existing or new competitors.

The Company is exposed to risks associated with weak economic conditions, geopolitical and economic uncertainties and increased volatility and disruption in the financial markets. The Company’s financial condition and results of operations may be adversely affected by weak economic conditions in the U.S. and other countries where the Company does business and the impact of those conditions on advertisers, affiliates, suppliers, retailers, insurers, theater operators and others with which it does business. The global economy continues to be volatile, with slower economic growth in some large economies such as China, India and Brazil and economic uncertainties arising from governmental actions in some countries such as Russia and Venezuela. Additional geopolitical or economic uncertainties have resulted from the 2016 U.S. Presidential and Congressional elections and the United Kingdom’s planned departure from the European Union, the formal two-year process for which began in March 2017. The full impact of these events is unknown, but likely will include changes in international trade policies.

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

The Company faces risks relating to conducting business internationally that could adversely affect its businesses and operating results. It is important for the Company to achieve sufficient scale in key international territories in a cost-effective manner to be able to compete successfully in those territories. Failure to achieve sufficient scale could adversely affect the Company’s results of operations. The increasing number of U.S. media companies focused on extending their global reach and the significant growth in the number of OTT services launched by international networks and distributors have intensified competition internationally, which could make it more difficult and expensive for the Company to achieve sufficient scale in key international territories. There are also risks inherent in international business operations, including:

•	issues related to integrating and managing international operations and investments;
•	potentially adverse tax developments;
•	lack of sufficient protection for intellectual property in some countries;
•	restrictions on territorial content licensing;
•	currency exchange restrictions, export controls and currency devaluation risks in some foreign countries;
•	the existence in some countries of statutory shareholder minority rights and restrictions on foreign direct ownership;
•	the existence in some countries of regulatory or other restrictions that impede the ability of foreign companies to conduct business in such countries;
•	the existence of quotas and other content-related limitations or restrictions (e.g., government censorship);
•	restrictions on television advertising, marketing and network packaging;
•	issues related to occupational safety and adherence to local labor laws and regulations;
•	political or social unrest;
•	higher than anticipated costs of entry;
•	the presence of corruption in certain countries;
•	the absence of good diplomatic relations between the U.S. and certain countries; and
•	the potential for government appropriation of the Company’s assets.

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

The protection of the Company’s intellectual property may require the Company to spend significant amounts of money. Further, the steps the Company takes to protect its intellectual property may not adequately protect its rights or prevent others from infringing or misappropriating its intellectual property rights. Any impairment of the Company’s intellectual property rights, including due to changes in U.S. or foreign intellectual property laws or the absence of effective legal protections or enforcement measures, could adversely impact the Company’s businesses, financial condition and results of operations.

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

The Company’s businesses are subject to labor interruption. The Company and some of its suppliers and business partners retain the services of writers, directors, actors, announcers, athletes, technicians, trade employees and others involved in the development and production of its television programming, feature films and games who are covered by collective bargaining agreements. Collective bargaining agreements with the American Federation of Musicians, the International Alliance of Theatrical Employees, Moving Picture Technicians, Artists and Allied Crafts, and the International Brotherhood of Teamsters expire in 2018. If negotiations to renew expiring collective bargaining agreements are not successful or become unproductive, the affected unions could take actions such as strikes, work slowdowns or work stoppages. Strikes, work slowdowns, work stoppages or the possibility of such actions could result in delays in the production of the Company’s television programming, feature films and games. The Company could also incur higher costs from such actions, new collective bargaining agreements or the renewal of collective bargaining agreements on less favorable terms. Many of the collective bargaining agreements that cover individuals providing services to the Company are industry-wide agreements, and the Company may lack practical control over the negotiations and terms of these agreements. Union or labor disputes or player lock-outs relating to certain professional sports leagues may preclude the Company from producing and telecasting scheduled games or events and could negatively impact the Company’s promotional and marketing opportunities. Depending on their duration, union or labor disputes or player lock-outs could have an adverse effect on the Company’s results of operations.

Service disruptions or failures of the Company’s or its vendors’ information systems and networks as a result of computer viruses, misappropriation of data or other bad acts, natural disasters, extreme weather, accidental releases of information or other similar events, may disrupt the Company’s businesses, damage its reputation or have a negative impact on its results of operations. Shutdowns or service disruptions of information systems or networks at the Company or vendors that provide information systems, networks or other services to the Company pose increasing risks. Such disruptions may be caused by third-party hacking of computers and systems; dissemination of computer viruses, worms and other destructive or disruptive software; denial of service attacks and other bad acts, as well as power outages, natural disasters, extreme weather, terrorist attacks, or other similar events. Shutdowns or disruption from such events could have an adverse impact on the Company and its customers, including degradation or disruption of service, loss of data, release or threatened release of data publicly, misuse or threatened misuse of data, and damage to equipment and data. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery planning may not be sufficient to cover everything that could happen. Significant events could result in a disruption of the Company’s operations, reduced revenues, the loss of or damage to the integrity of data used by management to make decisions and operate the Company’s business, customer or advertiser dissatisfaction, damage to the Company’s reputation or brands or a loss of customers. The Company may not have adequate insurance coverage to compensate it for any losses associated with such events.

The Company is also subject to risks caused by the misappropriation, misuse, falsification or intentional or accidental release or loss of data maintained in the information systems and networks of the Company or its vendors, including sensitive or confidential personnel, customer or vendor data, business information or other sensitive or confidential information

(including the Company’s content). The number and sophistication of attempted and successful information security breaches have increased in recent years and, as a result, the risks associated with such an event continue to increase. The Company has experienced cybersecurity threats and breaches, none of which has been material. The Company expects that outside parties will continue to attempt to penetrate the Company’s systems and those of its vendors or fraudulently induce employees or customers of the Company or employees of its vendors to disclose sensitive or confidential information to obtain or gain access to the Company’s data, business information or other sensitive or confidential information. If a material breach of the Company’s information systems or those of its vendors occurs, the market perception of the effectiveness of the Company’s information security measures could be harmed, the Company could lose customers and advertisers, the Company’s revenues could be adversely affected and its reputation, brands and credibility could be damaged. In addition, if a material breach of its information systems occurs, the Company could be required to expend significant amounts of money and other resources to review data and systems to determine the extent of any breach, repair or replace information systems or networks or to comply with notification requirements. The Company also could be subject to actions by regulatory authorities and claims asserted in private litigation in the event of a breach of the information systems of the Company or its vendors.

Although the Company develops and maintains information security practices and systems designed to prevent these events from occurring, the development and maintenance of these systems are costly and require ongoing monitoring and updating as technologies change and tactics to overcome information security measures become more sophisticated. Despite the Company’s efforts, the possibility of these events occurring cannot be eliminated entirely. Moreover, the techniques used by parties seeking to evade the information security practices and systems to infiltrate, disrupt, or for some other hostile purpose change rapidly and often are not recognized until launched against some targets. Information security risks will continue to increase, and the Company will need to expend additional resources to protect its information systems, networks, data, business information and other sensitive or confidential information as the Company distributes more of its content digitally, engages in more electronic transactions directly with consumers, acquires more consumer data, including information about consumers’ viewing behavior, their credit card information and other personal data, increases the number of information technology systems used in its business operations, relies more on cloud-based services and information systems and increases its use of third-party service providers to perform information technology services.

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

The Company’s businesses are subject to regulation in the U.S. and internationally, which could cause the Company to incur additional costs or liabilities or disrupt its business practices. The Company’s businesses are subject to a variety of U.S. and international laws and regulations. See Item 1, “Business — Regulatory Matters,” for a description of significant U.S. federal, state, local and international laws, regulations, regulatory agency inquiries, rulemaking proceedings and other developments affecting the Company and its businesses. The Company could incur significant costs to comply with new laws or regulations or changes in interpretations of laws or regulations or substantial penalties or other liabilities if it fails to comply with them. Compliance with new laws or regulations also could cause the Company to change or limit its business practices in a manner that is adverse to its businesses. Trade agreements between the U.S. and other countries also impact the Company’s businesses, including the distribution of the Company’s content and the protection of its intellectual property. If there are changes in laws, regulations or trade agreements that provide protections that the Company relies on in conducting its businesses, these changes could subject the Company to greater risk of liability and could increase compliance costs or limit the Company’s ability to operate certain lines of business.

If the separation of any of Time Inc., AOL Inc. (“AOL”) or Time Warner Cable Inc. (“TWC”) is determined to be taxable for income tax purposes, Time Warner and/or Time Warner’s shareholders who received shares of Time Inc., AOL or TWC (as applicable) in connection with the respective spin-off of those companies could incur significant income tax liabilities. In connection with the separation from the Company of (i) Time Inc. in June 2014 and (ii) AOL in December

2009, Time Warner received an opinion of counsel confirming that the applicable separation transaction should not result in the recognition, for U.S. Federal income tax purposes, of gain or loss to Time Warner or its shareholders, except to the extent of cash received in lieu of fractional shares in such transaction. In connection with the separation of TWC from the Company in March 2009, Time Warner received a private letter ruling from the Internal Revenue Service (“IRS”) and opinions of counsel confirming that the TWC separation should not result in the recognition, for U.S. Federal income tax purposes, of gain or loss to Time Warner or its shareholders, except to the extent of cash received in lieu of fractional shares. The IRS ruling and the opinions of counsel in connection with these transactions were based on, among other things, certain facts, assumptions, representations and undertakings that were made by Time Warner and Time Inc., AOL or TWC, as applicable, in connection with the applicable separation transaction. If any of these facts, assumptions, representations or undertakings is incorrect or not otherwise satisfied, Time Warner and its shareholders may not be able to rely on the IRS ruling (in the case of the TWC separation transaction) or the opinions of counsel and could be subject to significant tax liabilities. Furthermore, opinions of counsel are not binding on the IRS or state or local tax authorities or the courts, and a tax authority or court could determine that one or more of the separation transactions should be treated as a taxable transaction. Time Warner is entitled to indemnification from Time Inc., AOL and TWC for taxes resulting from the failure of the applicable separation transaction to qualify as tax-free as a result of (i) certain actions or failures to act by the former subsidiary or (ii) the failure of certain representations made by the former subsidiary to be true. However, if transaction taxes are incurred for other reasons, Time Warner would not be entitled to indemnification.

The proposed acquisition of Time Warner by AT&T may cause disruption in Time Warner’s business. On October 22, 2016, the Company entered into the Merger Agreement with AT&T, pursuant to which Time Warner will combine with AT&T in a stock-and-cash transaction. The Merger Agreement generally requires the Company to operate its business in the ordinary course pending consummation of the proposed merger and restricts the Company, without AT&T’s consent, from taking certain specified actions until the merger is completed. These restrictions, which include prohibitions of purchases of the Company’s outstanding shares of stock and increases in its dividend and limitations on the issuance of debt and certain acquisitions, among other items, may affect the Company’s ability to execute its business strategies and attain its financial and other goals and may impact its financial condition, results of operations and cash flows.

In connection with the pending merger, current and prospective employees of Time Warner have experienced or may experience uncertainty about their future roles with the combined company following the merger, which may materially adversely affect the ability of Time Warner to attract and retain key personnel while the merger is pending. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the merger, and may depart prior to payments that may be due under the retention plan put in place in connection with the merger. Accordingly, Time Warner may not be able to attract and retain key employees to the same extent it has in the past.

Furthermore, the proposed merger could cause disruptions to the Company’s business or business relationships, which could have an adverse impact on its results of operations. Parties with which the Company has business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their existing business relationships with the Company. Parties with which the Company otherwise may have sought to establish business relationships may hesitate or decline to enter into business relationships with the Company or may seek alternative relationships with third parties.

The pursuit of the merger and the preparation for the integration may place a significant burden on management, key personnel and other internal resources. The diversion of these individuals’ attention from day-to-day business concerns could adversely affect the Company’s financial results.

The DOJ has filed an action in the U.S. District Court for the District of Columbia seeking to enjoin the merger under a federal antitrust statute. The Company expects to incur significant costs and expenses in connection with the litigation. The litigation will require significant time commitments by certain members of management and key personnel, and the diversion of their attention from day-to-day business operations and the litigation-related costs could adversely affect the Company’s financial results. The Company also has incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed merger, and many of these fees and costs are payable regardless of whether or not the proposed merger is consummated.

Failure to complete the merger in a timely manner or at all could negatively impact the market price of the Time Warner common stock, as well as the Company’s future business and its financial condition, results of operations and cash flows. The Company had anticipated that the merger would close before year-end 2017, but it could not be certain when or if the conditions for the proposed merger would be satisfied or (if permissible under applicable law) waived. The merger cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived, including the receipt of required antitrust and other regulatory approvals. The DOJ lawsuit has delayed the consummation of the merger and, if the DOJ prevails, may prevent it. If the merger is not completed for any reason, Time Warner will remain an independent public company and the holders of Time Warner common stock will not receive any payment for their shares of Time Warner common stock in connection with the proposed merger and instead will continue to own their shares of Time Warner common stock.

Additionally, if the merger is not consummated in a timely manner or at all, Time Warner’s ongoing business may be adversely affected as follows:

•	Time Warner may experience negative reactions from financial markets and the stock price could decline;
•

management’s focus on completing the merger and planning for the integration of Time Warner and AT&T over a significant time period would have limited its ability to pursue other opportunities, including alternative transactions to the merger, that could have been beneficial to Time Warner;

•

Time Warner may not realize the expected benefits from the merger (or its ability to realize those benefits may be delayed), which may reduce or slow its efforts to innovate new offerings and impair its ability to compete in the rapidly-changing industries in which its businesses operate, particularly with respect to more targeted advertising offerings, new forms of content and new platforms for the delivery of video content directly to consumers, and with large technology companies, some of which have significant competitive advantages due to their large user bases, high consumer engagement and access to consumer data, that have become direct competitors;

•	Time Warner may experience negative reactions from employees, customers, suppliers or other third parties; and
•	the costs of pursuing the merger may be higher than anticipated and would be borne entirely by Time Warner.

If the merger with AT&T is not completed, there can be no assurance that these risks will not materialize and will not materially adversely affect Time Warner’s stock price, business, financial condition, results of operations or cash flows.

Completion of the merger is subject to conditions and if these conditions are not satisfied or waived, the merger will not be completed. The obligations of AT&T and Time Warner to complete the merger are subject to satisfaction or waiver of a number of conditions, including: (i) adoption of the Merger Agreement by Time Warner shareholders (which has been obtained), (ii) approval for the listing on the NYSE of the shares of AT&T common stock to be issued in the merger, upon official notice of issuance, (iii) expiration or termination of any applicable waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) if required in connection with the consummation of the merger, receipt of any necessary consents from the FCC, (v) receipt of consents from specified foreign regulators, (vi) if required in connection with the merger, receipt of consents from state public utility commissions, (vii) absence of any applicable law or order that prohibits completion of the merger, (viii) accuracy of the representations and warranties made in the Merger Agreement by the other party, subject to certain materiality qualifications, and (ix) performance in all material respects by the other party of the material obligations required to be performed by it at or prior to completion of the merger. In addition, AT&T’s obligation to complete the merger is further subject to the governmental consents described in clauses (iii)-(vi) above having been received without the imposition of any regulatory conditions that, individually or in the aggregate, would be reasonably likely to have a “regulatory material adverse effect,” as defined in the Merger Agreement. Thus, the failure to satisfy the required conditions and, in particular, the DOJ lawsuit could further delay the completion of the merger for a significant period of time or prevent it from occurring. Further, there can be no assurance that the conditions to the closing of the merger will be satisfied or, where possible, waived or that the merger will be completed.

In order to complete the merger, AT&T and Time Warner must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions, completion of the merger may be jeopardized or the anticipated benefits of the merger could be reduced. AT&T and Time Warner have agreed in the Merger Agreement to use their reasonable best efforts, subject to certain limitations, to obtain the required governmental approvals or expiration or earlier termination of relevant waiting periods, as the case may be. In certain instances, the governmental authorities that provide these approvals have broad discretion in administering the governing regulations. As a condition to approving the merger or related transactions, these governmental authorities may impose conditions, terms, obligations or restrictions or require divestitures or place restrictions on the conduct of AT&T’s business after completion of the merger. Under the terms of the Merger Agreement, AT&T and its subsidiaries are required to take any and all actions necessary to obtain the consents, registrations, approvals, permits, waiting period expirations or authorizations imposed by governmental authorities required to consummate the merger (including accepting any conditions imposed by governmental authorities that would have a serious and significant adverse impact on the current or future business or operations of AT&T and its subsidiaries, including Time Warner and its subsidiaries), other than actions that would result in a “regulatory material adverse effect” as defined in the Merger Agreement.

As of the date of this report, the only significant remaining condition to Time Warner’s and AT&T’s obligations to complete the merger is the successful resolution of the DOJ lawsuit to enjoin the merger (either by Time Warner and AT&T prevailing in the lawsuit or through a negotiated settlement with the DOJ that contains terms that would not be reasonably likely to have a “regulatory material adverse effect” as defined in the Merger Agreement). The trial on the DOJ lawsuit is scheduled to start in mid-March 2018. The termination date in the Merger Agreement is April 22, 2018, as extended by the parties. AT&T and Time Warner each have waived, until June 21, 2018, its right to terminate the Merger Agreement if the merger has not been completed by April 22, 2018. Although Time Warner and AT&T believe that their case is strong under the law and that the Court will reject the DOJ’s challenge to the merger, there can be no assurance that:

•	a decision will be rendered in the DOJ action by June 21, 2018;
•	Time Warner and AT&T will prevail in the action after trial or upon appeal (or will be able to negotiate an acceptable settlement with the DOJ); or
•	AT&T and Time Warner will agree to extend their mutual waiver of the right to terminate the Merger Agreement for a further period of time if the merger has not been completed by June 21, 2018.

In addition, even if Time Warner and AT&T prevail in the DOJ lawsuit or reach a settlement with the DOJ, it may have the effect of further delaying completion of the merger or imposing additional material costs on or materially limiting the revenues of the combined company following the merger, or otherwise adversely affecting, including to a material extent, AT&T’s businesses and results of operations after completion of the merger.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Time Warner’s headquarters are located in New York City at One Time Warner Center. The Company also owns or leases offices; studios; technical, production and warehouse spaces; communications facilities and other properties in numerous locations in the United States and around the world for its businesses. The Company considers its properties adequate for its current needs. The following table sets forth information as of December 31, 2017 with respect to the Company’s principal properties:

Location	Principal Use	Approximate Square Feet Floor Space	Type of Ownership; Expiration Date of Lease
New York, NY One Time Warner Center	Executive, business and administrative offices, studios, technical space and screening room (Corporate HQ and Turner)	940,000	Leased by the Company. Lease expires in 2019.(a)

London, England Turner House 16 Great Marlborough St.	Executive, business and administrative offices, studios and technical space (Corporate, Turner and Home Box Office)	100,000	Leased by the Company. Lease expires in 2019.

Atlanta, GA One CNN Center	Executive, business and administrative offices, studios and technical and retail space (Turner)	1,280,000	Owned by the Company. Approx. 45,000 sq. ft. is leased to unaffiliated third-party tenants.

Location	Principal Use	Approximate Square Feet Floor Space	Type of Ownership; Expiration Date of Lease

Atlanta, GA 1050 Techwood Dr.	Executive, business and administrative offices, studios and technical space (Turner)	1,170,000	Owned by the Company.

Santiago, Chile Pedro Montt 2354	Business offices, studios and technical space (Turner)	254,000	Owned by the Company.

Buenos Aires, Argentina 599 & 533 Defensa St.	Business offices, studios and technical space (Turner)	129,000	Owned by the Company.

Washington, D.C. 820 First St.	Business offices, studios and technical space (Turner)	102,000	Leased by the Company. Lease expires in 2020.

Los Angeles, CA 6430 Sunset Blvd.	Business offices, studios and technical space (Turner)	37,000	Leased by the Company. Lease expires in 2022.

New York, NY 1100 and 1114 Ave. of the Americas	Executive, business and administrative offices and technical space (Home Box Office)	673,000	Leased by the Company under two leases expiring in December 2018.

Santa Monica, CA 2500 Broadway	Executive, business and administrative offices and technical space (Home Box Office)	128,000	Leased by the Company. Lease expires in 2019.

Hauppauge, NY 300 New Highway	Business offices, communications center, production facility and technical space (Home Box Office)	115,000	Owned by the Company.

New York, NY 120A East 23rd Street	Business and administrative offices, studios and technical space (Home Box Office)	82,000	Leased by the Company. Lease expires in December 2018.

Seattle, WA 1099 Stewart Street	Business and administrative offices, and technical space (Home Box Office)	112,000	Leased by the Company. Lease expires in 2025.

Burbank, CA The Warner Bros. Studio	Executive, business and administrative offices, sound stages, administrative, technical and dressing room structures, screening theaters, machinery and equipment facilities, tour operations, back lot and parking lot/structures (Warner Bros.)	3,825,000(b)	Owned by the Company.

Leavesden, UK Leavesden Studios	Business and administrative offices, sound stages, technical and dressing room structures, machinery and equipment facilities, tour operations, back lot and parking lots (Warner Bros.)	1,024,000	Owned by the Company.

Burbank, CA 3400 Riverside Dr.	Executive, business and administrative offices (Warner Bros.)	421,000	Leased by the Company. Lease expires in 2019.

Burbank, CA 3300 W. Olive Ave.	Executive, business and administrative offices and technical space (Warner Bros.)	231,000	Leased by the Company. Lease expires in 2021.

Location	Principal Use	Approximate Square Feet Floor Space	Type of Ownership; Expiration Date of Lease

London, England 98 Theobald Rd.	Business and administrative offices and screening room (Warner Bros.)	135,000	Leased by the Company. Lease expires in 2019.

Burbank, CA 3903 W. Olive Ave.	Executive, business and administrative offices (Warner Bros.)	128,000	Owned by the Company.

Burbank, CA 4001 W. Olive Ave.	Executive, business and administrative offices (Warner Bros.)	153,000	Owned by the Company.

(a)	The Company plans to move to a new corporate headquarters in the Hudson Yards development project in New York in early 2019.
(b)	Represents 3,825,000 sq. ft. of improved space on 148 acres.

Item 3.	Legal Proceedings.

In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law.

On November 20, 2017, the U.S. Department of Justice (the “DOJ”) filed a lawsuit in the United States District Court for the District of Columbia (the “Court”) against the Company and AT&T Inc. to enjoin the companies’ merger under a federal antitrust statute. The Court has set March 19, 2018 as the start date for the trial. Time Warner intends to vigorously contest the DOJ’s allegations. The Company believes its case is strong under the law and that the Court, after hearing the evidence presented by both sides and considering the law, will reject the DOJ’s challenge. However, there can be no assurance that the Company and AT&T will prevail in the action.

On April 4, 2007, the National Labor Relations Board (“NLRB”) issued a complaint against CNN America Inc. (“CNN America”) and Team Video Services, LLC (“Team Video”) related to CNN America’s December 2003 and January 2004 terminations of its contractual relationships with Team Video, under which Team Video had provided electronic news gathering services in Washington, D.C. and New York, NY. The National Association of Broadcast Employees and Technicians, under which Team Video’s employees were unionized, initially filed charges of unfair labor practices with the NLRB in February 2004, alleging that CNN America and Team Video were joint employers, that CNN America was a successor employer to Team Video, and/or that CNN America discriminated in its hiring practices to avoid becoming a successor employer or due to specific individuals’ union affiliation or activities. In the complaint, the NLRB sought, among other things, the reinstatement of certain union members and monetary damages. On November 19, 2008, the presiding NLRB Administrative Law Judge (“ALJ”) issued a non-binding recommended decision and order finding CNN America liable. On September 15, 2014, a three-member panel of the NLRB affirmed the ALJ’s decision and adopted the ALJ’s order with certain modifications. Following the NLRB’s decision on motions for reconsideration, on July 9, 2015, CNN America filed a notice of appeal with the U.S. Court of Appeals for the D.C. Circuit regarding the panel’s decision. During 2017, the U.S. Court of Appeals for the D.C. Circuit granted CNN America’s appeal in part and denied it in part and remanded the case to the NLRB for further proceedings.

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

The Company has estimated a range of possible loss for legal claims for which the Company has determined a loss is probable or reasonably possible, including the matters disclosed above. The Company believes the estimate of the aggregate range of possible loss for such matters in excess of accrued liabilities is between $0 and $100 million at December 31, 2017. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age of such officer as of February 1, 2018.

Name	Age	Office
Jeffrey L. Bewkes	65	Chairman and Chief Executive Officer
Howard M. Averill	54	Executive Vice President and Chief Financial Officer
Paul T. Cappuccio	56	Executive Vice President and General Counsel
Gary Ginsberg	55	Executive Vice President, Corporate Marketing & Communications
Karen Magee	56	Executive Vice President and Chief Human Resources Officer
Carol A. Melton	63	Executive Vice President, Global Public Policy
Olaf Olafsson	55	Executive Vice President, International & Corporate Strategy

Set forth below are the principal positions held by each of the executive officers named above:

Mr. Bewkes

Chairman and Chief Executive Officer since January 2009; prior to that, Mr. Bewkes served as President and Chief Executive Officer from January 2008 and President and Chief Operating Officer from January 2006. Mr. Bewkes has been a Director of the Company since January 2007. Prior to January 2006, Mr. Bewkes served as Chairman, Entertainment & Networks Group from July 2002 and, prior to that, Mr. Bewkes served as Chairman and Chief Executive Officer of Home Box Office from May 1995, having served as President and Chief Operating Officer from 1991.

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

Mr. Cappuccio

Executive Vice President and General Counsel since January 2001; prior to that, Mr. Cappuccio served as Senior Vice President and General Counsel of America Online, Inc. from August 1999. From 1993 to August 1999, Mr. Cappuccio was a partner at the Washington, D.C. office of the law firm Kirkland & Ellis. Mr. Cappuccio was an Associate Deputy Attorney General at the U.S. Department of Justice from 1991 to 1993.

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

Ms. Magee

Executive Vice President and Chief Human Resources Officer since January 2014; prior to that, Ms. Magee served as Senior Vice President and Chief Human Resources Officer from January 2011 through December 2013 and as Senior Vice President, Administration, Shared Services from March 2010 to January 2011. Prior to that, Ms. Magee served as the Chief Executive Officer of PlanetOut Inc. from 2006 to 2009. Prior to that, Ms. Magee served as Senior Vice President of Strategic Planning at the Company from 2004 to 2006, and as Vice President and then Senior Vice President of Strategic Planning at Time Inc. from 2001 to 2004. Prior to these positions, Ms. Magee served in various roles at Time Inc.

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

The Company is a corporation organized under the laws of Delaware, and was formed on February 4, 2000 in connection with the Company’s January 2001 merger with America Online, Inc. The principal market for the Company’s Common Stock is the NYSE. For quarterly price information with respect to the Company’s Common Stock for the two years ended December 31, 2017, see “Quarterly Financial Information” at pages 145 through 146 herein, which information is incorporated herein by reference. The number of holders of record of the Company’s Common Stock as of February 14, 2018 was 13,945.

The Company paid a cash dividend of $0.4025 per share in each quarter of 2016 and 2017.

On December 18, 2017, the Company’s Board of Directors declared the most recent regular quarterly cash dividend of $0.4025 per share, which was paid on February 1, 2018 to stockholders of record on January 10, 2018. The Company currently expects to continue to pay comparable quarterly cash dividends in the future. The Merger Agreement restricts the Company, without AT&T’s prior written consent, from increasing the quarterly cash dividends above $0.4025 per share. In addition, changes to the Company’s dividend policy will depend on the Company’s earnings, investment opportunities, capital requirements, financial condition, economic conditions and other factors considered relevant by the Company’s Board of Directors.

Company Purchases of Equity Securities

The Company did not purchase any equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2017.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
October 1, 2017 - October 31, 2017	0	$—	0	$2,693,315,245
November 1, 2017 - November 30, 2017	0	$—	0	$2,693,315,245
December 1, 2017 - December 31, 2017	0	$—	0	$2,693,315,245

Total	0	$—	0	$2,693,315,245

(1)	These amounts do not give effect to any fees, commissions or other costs associated with share repurchases in prior periods.
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

Item 6. Selected Financial Data.

The selected financial information of the Company for the five years ended December 31, 2017 is set forth at page 144 herein and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” at pages 52 through 82 herein is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the caption “Market Risk Management” at pages 79 through 80 herein is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data of the Company and the report of independent registered public accounting firm thereon set forth at pages 83 through 140, 147 through 155 and 142 herein, respectively, are incorporated herein by reference.

Quarterly Financial Information set forth at pages 145 through 146 herein is incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm thereon set forth at pages 141 and 143 herein are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.	Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accounting Fees and Services.

Information called for by Items 10, 11, 12, 13 and 14 of Part III will be included in an amendment to this report or incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2018 Annual Meeting of Stockholders pursuant to Regulation 14A, except that (i) the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report and (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below.

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

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2017 about the Company’s outstanding equity compensation awards and shares of Common Stock reserved for future issuance under the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	28,078,582	$50.89	0	(3)
Equity compensation plans not approved by security holders	—	—	—

Total(2)	28,078,582	$50.89	0	(3)

(1)

Equity compensation plans approved by security holders are the (i) Time Warner Inc. 2013 Stock Incentive Plan (expired on August 31, 2017), (ii) Time Warner Inc. 2010 Stock Incentive Plan (terminated effective August 8, 2013), (iii) Time Warner Inc. 2006 Stock Incentive Plan (terminated effective September 16, 2010), (iv) Time Warner Inc. 2003 Stock Incentive Plan (expired on May 16, 2008) and (v) Time Warner Inc. 1999 Stock Plan (expired on October 28, 2009). The Time Warner Inc. 1999 Stock Plan was approved in 1999 by the stockholders of America Online, Inc. and was assumed by the Company in connection with the merger of America Online, Inc. and Time Warner Inc. (now known as Historic TW Inc.), which was approved by the stockholders of both America Online, Inc. and Historic TW Inc. on June 23, 2000.

(2)

Column (a) includes 8,890,239 shares of Common Stock underlying outstanding restricted stock units (“RSUs”) and 638,460 shares of Common Stock underlying outstanding performance stock units (“PSUs”), assuming a maximum payout of 200% of the target number of PSUs at the end of the applicable performance period. Because there is no exercise price associated with RSUs or PSUs, these stock awards are not included in the weighted-average exercise price calculation presented in column (b).

(3)

Following the expiration of the Time Warner Inc. 2013 Stock Incentive Plan on August 31, 2017, the Company has no active equity compensation plans under which securities (other than securities to be issued upon the exercise of outstanding options, warrants and rights reflected in column (a)) are available for future issuance.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)-(2) Financial Statements and Schedules:

(i) The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page 51 herein is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this report.

(ii) All other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Exhibits:

The exhibits listed on the Exhibit Index below are filed or incorporated by reference as part of this report.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit Number	Description	Sequential Page Number
2.1

Agreement and Plan of Merger, dated as of October 22, 2016, among Time Warner Inc. (the “Registrant”), AT&T Inc. (“AT&T”), West Merger Sub, Inc. (“Merger Sub”) and West Merger Sub II, LLC (“Merger Sub II”) (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated October 22, 2016).

*

2.2	Limited Waiver and Agreement, dated as of December 21, 2017, by and among the Registrant, AT&T, Merger Sub and Merger Sub II.

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

*

4.2

First Supplemental Indenture dated as of January 11, 2001, among the Registrant, Historic TW (including in its capacity as successor to TWCI), Historic AOL LLC (“Historic AOL”), TBS, BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Transition Report on Form 10-K for the period July 1, 2000 to December 31, 2000 (the “2000 Form 10-K”)).

*

4.3

Second Supplemental Indenture dated as of April 16, 2009, among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated April 16, 2009 (the “April 2009 Form 8-K”)).

*

4.4

Third Supplemental Indenture dated as of December 3, 2009, among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS, Home Box Office, Inc. (“HBO”) and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated December 3, 2009 (the “December 2009 Form 8-K”)).

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

*

4.8

Third Supplemental Indenture, dated as of December 31, 1996, among Historic TW (including in its capacity as successor to TWCI) and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.10 to Historic TW’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-12259)).

*

4.9

Fourth Supplemental Indenture dated as of December 17, 1997, among Historic TW (including in its capacity as successor to TWCI), TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.4 to Historic TW’s, TWCI’s and TBS’ Registration Statement on Form S-4 (Registration Nos. 333-45703, 333-45703-02 and 333-45703-01) filed with the Commission on February 5, 1998 (the “1998 Form S-4”)).

*

4.10

Fifth Supplemental Indenture dated as of January 12, 1998, among Historic TW (including in its capacity as successor to TWCI), TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.5 to the 1998 Form S-4).

*

4.11

Sixth Supplemental Indenture dated as of March 17, 1998, among Historic TW (including in its capacity as successor to TWCI), TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.15 to Historic TW’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12259) (the “Historic TW 1997 Form 10-K”)).

*

4.12

Seventh Supplemental Indenture dated as of January 11, 2001, among the Registrant, Historic TW (including in its capacity as successor to TWCI), Historic AOL, TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.17 to the 2000 Form 10-K).

*

4.13

Eighth Supplemental Indenture dated as of February 23, 2009, among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated February 23, 2009).

*

4.14

Ninth Supplemental Indenture dated as of April 16, 2009, among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.3 to the April 2009 Form 8-K).

*

4.15

Tenth Supplemental Indenture dated as of December 3, 2009, among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS, HBO and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.3 to the December 2009 Form 8-K).

*

4.16

Eleventh Supplemental Indenture dated as of November 17, 2016, among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS, HBO and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”)).

*

4.17

Twelfth Supplemental Indenture dated as of December 22, 2017, among Historic TW (including in its capacity as successor to TWCI), the Registrant, Historic AOL, TBS, HBO and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 22, 2017).

*

4.18

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

4.19

Indenture dated as of April  19, 2001 among the Registrant, Historic AOL, Historic TW (including in its capacity as successor to TWCI), TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

*

4.20

First Supplemental Indenture dated as of April 16, 2009, among the Registrant, Historic AOL, Historic TW (including in its capacity as successor to TWCI), TBS, and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.1 to the April 2009 Form 8-K).

*

4.21

Second Supplemental Indenture dated as of December 3, 2009, among the Registrant, Historic TW (including in its capacity as successor to TWCI), Historic AOL, TBS, HBO, and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 99.1 to the December 2009 Form 8-K).

*

4.22

Indenture dated as of November 13, 2006, among the Registrant, TW AOL Holdings LLC (in its capacity as successor to TW AOL Holdings Inc.), Historic TW (including in its capacity as successor to TWCI), TBS and BNY Mellon, as Trustee (incorporated herein by reference to Exhibit 4.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

*

4.23

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

* +

10.3

Form of Notice of Grant of Stock Options (for awards of stock options under the 1999 Stock Plan) (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K dated January 21, 2005 (the “January 2005 Form 8-K”)).

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

* +

10.7

Time Warner Inc. 2006 Stock Incentive Plan, as amended through December 16, 2009 (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

* +

10.8

Form of Non-Qualified Stock Option Agreement, Directors Version 8 (for awards of stock options to non-employee directors under the 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the “September 2009 Form 10-Q”)).

* +

10.9

Form of Notice of Grant of Stock Options to Non-Employee Director (for awards of stock options to non-employee directors under the 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the September 2009 Form 10-Q)).

* +

10.10	Time Warner Inc. 2010 Stock Incentive Plan (the “2010 Stock Incentive Plan”) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 21, 2010).	* +

10.11

Form of Non-Qualified Stock Option Agreement, Share Retention, Version 1 (for awards of stock options to executive officers under the 2010 Stock Incentive Plan beginning September 2010) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (the “September 2010 Form 10-Q”)).

* +

10.12

Form of Non-Qualified Stock Option Agreement, Directors Version 1 (for awards of stock options to non-employee directors under the 2010 Stock Incentive Plan beginning September 2010) (incorporated herein by reference to Exhibit 10.6 to the September 2010 Form 10-Q).

* +

10.13

Form of Notice of Grant of Stock Options to Non-Employee Director (for awards of stock options to non-employee directors under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.7 to the September 2010 Form 10-Q).

* +

10.14

Form of Non-Qualified Stock Option Agreement, Share Retention, Version Bewkes 1 (for awards of stock options to Jeffrey Bewkes under the 2010 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

* +

10.15

Time Warner Inc. 2013 Stock Incentive Plan as amended through June 11, 2014 (the “2013 Stock Incentive Plan”) (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”)).

* +

10.16

Form of Restricted Stock Units Agreement, RSU Executive Agreement, Version 1 (for use from August 2013 for awards to executive officers under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the “June 2013 Form 10-Q”)).

* +

10.17

Form of Restricted Stock Units Agreement, RSU Executive Agreement, Version 2 (for use from February 2015 for awards to executive officers under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.24 to the 2014 Form 10-K).

* +

10.18

Form of Restricted Stock Units Agreement, RSU Director Agreement, Version 1 (for awards of restricted stock units to non-employee directors under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.3 to the June 2013 Form 10-Q).

* +

10.19

Form of Notice of Grant of Restricted Stock Units to Non-Employee Director (for awards of restricted stock units to non-employee directors under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.4 to the June 2013 Form 10-Q).

* +

10.20

Form of Special Retention Stock Units Agreement—2017 (for use from October 22, 2016 for special retention awards to executive officers under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.1 to the September 2016 Form 10-Q).

* +

10.21

Form of Special Retention Stock Units Agreement—2018 (for use from October 22, 2016 for special retention awards to executive officers under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.2 to the September 2016 Form 10-Q).

* +

10.22

Form of Retention Bonus Letter Agreement (for use from October 22, 2016 for special cash retention bonus for executive officers) (incorporated herein by reference to Exhibit 10.24 to the 2016 Form 10-K).

* +

10.23

Form of Special Retention Restricted Stock Units Agreement—2017 (for use in February 2017 for special retention awards to Jeffrey Bewkes under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.25 to the 2016 Form 10-K).

* +

10.24

Form of Special Retention Restricted Stock Units Agreement—2018 (for use in February 2017 for special retention awards to Jeffrey Bewkes under the 2013 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.26 to the 2016 Form 10-K).

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

10.29

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

10.31

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

* +

10.35	Description of Director Compensation (incorporated herein by reference to the section titled “Director Compensation” in the Registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders).	* +

10.36	Time Warner Inc. Annual Incentive Plan for Executive Officers (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 28, 2009).	* +

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

10.39

Amendment No.  2 to the Time Warner Inc. Deferred Compensation Plan (amended and restated as of August 1, 2001) effective August 1, 2002 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

* +

10.40

Amendment No.  3 to the Time Warner Inc. Deferred Compensation Plan (amended and restated as of August 1, 2001) effective January 1, 2004 (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

* +

10.41

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

* +

10.44	Time Warner Supplemental Savings Plan (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”)).	* +

10.45

Amendment No.  1 to the Time Warner Supplemental Savings Plan effective June 1, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form  10-Q for the quarter ended June 30, 2012).

* +

10.46	Amendment No. 2 to the Time Warner Supplemental Savings Plan effective December 1, 2013 (incorporated herein by reference to Exhibit 10.48 to the 2013 Form 10-K).	* +

10.47	Amendment No. 3 to the Time Warner Supplemental Savings Plan adopted November 8, 2017 and effective January 1, 2017.	+

10.48

Time Warner Excess Benefit Pension Plan (as amended through July 28, 2010) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

* +

10.49

Amendment No.  2 to the Time Warner Excess Benefit Pension Plan (as amended through July 28, 2010) effective as of June  7, 2014 following the separation of Time Inc. from the Registrant (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March  31, 2014).

* +

10.50

Amendment No.  3 to the Time Warner Excess Benefit Pension Plan (Amended and Restated as of May 1, 2008) effective as of August 27, 2015 (incorporated herein by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

* +

10.51

Amended and Restated Employment Agreement made January 22, 2016, effective as of January 1, 2016, between the Registrant and Jeffrey Bewkes (incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

* +

10.52

Amended and Restated Employment Agreement made February 24, 2015, effective as of January 1, 2015, between the Registrant and Howard M. Averill (incorporated herein by reference to Exhibit 10.55 to the 2014 Form 10-K).

* +

10.53

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

10.56

Amended and Restated Employment Agreement made October 31, 2014, effective as of August 1, 2014, between the Registrant and Olaf Olafsson (incorporated herein by reference to Exhibit 10.2 to the September 2014 Form 10-Q).

* +

10.57

Letter Agreement made October 22, 2016 between the Registrant and Olaf Olafsson amending the Amended and Restated Employment Agreement made October 31, 2014, effective as of August 1, 2014, between the Registrant and Olaf Olafsson (incorporated herein by reference to Exhibit 10.5 to the September 2016 Form 10-Q).

* +

10.58

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

10.63

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

10.64

Form of Commercial Paper Dealer Agreement 4(2) Program (the “Commercial Paper Dealer Agreement”) among the Registrant, as Issuer, Historic TW, as Note Guarantor, HBO and TBS, as Supplemental Guarantors, and Dealer (incorporated herein by reference to Exhibit 10.53 to the 2010 Form 10-K).

*

10.65

Form of Letter Agreement among the Registrant, as Issuer, Historic TW, as Note Guarantor, HBO and TBS, as Supplemental Guarantors, and Dealer, amending the Commercial Paper Dealer Agreement (incorporated herein by reference to Exhibit 10.63 to the 2014 Form 10-K).

*

10.66	Second Amended and Restated Tax Matters Agreement, dated as of May 20, 2008, between the Registrant and Time Warner Cable (incorporated herein by reference to Exhibit 99.2 to the May 2008 Form 8-K).	*

10.67	Second Tax Matters Agreement, dated as of November 16, 2009, by and between the Registrant and AOL Inc. (incorporated herein by reference to Exhibit 99.2 to the November 2009 Form 8-K).	*

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1

Certification of Principal Executive Officer pursuant to Section  302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.

31.2

Certification of Principal Financial Officer pursuant to Section  302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.

†

101

The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in extensible Business Reporting Language:

(i) Consolidated Balance Sheet at December 31, 2017 and 2016, (ii) Consolidated Statement of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statement of Equity for the years ended December 31, 2017, 2016 and 2015, (vi) Notes to Consolidated Financial Statements (tagged as a block of text) and (vii) Supplementary Information – Condensed Consolidating Financial Statements (tagged as a block of text).

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

Date: February 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey L. Bewkes Jeffrey L. Bewkes	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	February 22, 2018

/s/ Howard M. Averill Howard M. Averill	Executive Vice President and Chief Financial Officer (principal financial officer)	February 22, 2018

/s/ Douglas E. Horne Douglas E. Horne	Senior Vice President & Controller (principal accounting officer)	February 22, 2018

/s/ William P. Barr William P. Barr	Director	February 22, 2018

/s/ Robert C. Clark Robert C. Clark	Director	February 22, 2018

/s/ Mathias Döpfner Mathias Döpfner	Director	February 22, 2018

Signature	Title	Date

/s/ Jessica P. Einhorn Jessica P. Einhorn	Director	February 22, 2018

/s/ Carlos M. Gutierrez Carlos M. Gutierrez	Director	February 22, 2018

/s/ Fred Hassan Fred Hassan	Director	February 22, 2018

/s/ Paul D. Wachter Paul D. Wachter	Director	February 22, 2018

/s/ Deborah C. Wright Deborah C. Wright	Director	February 22, 2018

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

•

Results of operations.    This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2017. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of transactions and other items that affect the comparability of the results being analyzed is provided.

•

Financial condition and liquidity.    This section provides an analysis of the Company’s cash flows for the three years ended December 31, 2017 and the Company’s outstanding debt and commitments as of December 31, 2017. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s ongoing operations and future commitments, as well as a discussion of other financing arrangements.

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

OVERVIEW

Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, Adult Swim, Cartoon Network, CNN, HBO, Cinemax, Warner Bros. and New Line Cinema. During the year ended December 31, 2017, the Company generated Revenues of $31.271 billion (up 7% from $29.318 billion in 2016), Operating Income of $7.920 billion (up 5% from $7.547 billion in 2016), Income from continuing operations of $5.244 billion (up 34% from $3.914 billion in 2016), Net Income attributable to Time Warner shareholders of $5.247 billion (up 34% from $3.926 billion in 2016) and Cash provided by operations from continuing operations of $5.094 billion (up 9% from $4.683 billion in 2016). The Company’s results for the year ended December 31, 2017 and 2016 were significantly impacted by $1.087 billion and $1.008 billion, respectively, of premiums paid and costs incurred on debt redemptions. See “Results of Operations — Transactions and Other Items Affecting Comparability” for a discussion of transactions and other items that affected the comparability of Time Warner’s

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

results. In addition, for the year ended December 31, 2017, the Company’s results were significantly impacted by the U.S. tax reform legislation enacted at the end of 2017. See “Results of Operations — Consolidated Results — Income Tax Provision” for more information.

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

Turner.    Time Warner’s Turner segment consists of businesses managed by Turner Broadcasting System, Inc. (“Turner”). During the year ended December 31, 2017, the Turner segment recorded Revenues of $12.081 billion (38% of the Company’s total Revenues) and Operating Income of $4.489 billion.

Turner creates and programs branded news, entertainment, sports and kids multi-platform content for consumers around the world. The Turner networks and related businesses and brands include TNT, TBS, Adult Swim, truTV, Turner Classic Movies, Turner Sports, Bleacher Report, Cartoon Network, Boomerang, CNN, HLN and iStreamPlanet. The Turner networks generate revenues principally from licensing programming to affiliates that have contracted to receive and distribute this programming to subscribers, from the sale of advertising and from licensing its original programming and its brands and characters for consumer products and other business ventures. Turner also generates revenues from the sale of advertising and sponsorships through its digital properties. Turner’s programming is available to subscribers of affiliates for viewing live and on demand on television and various internet-connected devices on services provided by affiliates and on Turner’s digital properties. Turner is also pursuing direct-to-consumer distribution options for its programming and networks. For example, in April 2017, Turner and Warner Bros. launched a domestic SVOD service under the Boomerang brand that offers new original animated series and kids programming from Turner’s and Warner Bros.’ animation libraries.

Home Box Office.    Time Warner’s Home Box Office segment consists of businesses managed by Home Box Office, Inc. (“Home Box Office”). During the year ended December 31, 2017, the Home Box Office segment recorded Revenues of $6.329 billion (20% of the Company’s total Revenues) and Operating Income of $2.152 billion.

Home Box Office operates the HBO and Cinemax multichannel premium pay television services, with the HBO service ranking as the most widely distributed multichannel premium pay television service. HBO and Cinemax programming is available in the U.S. to subscribers of affiliates for viewing live and on demand on television and on various internet-connected devices on services provided through affiliates and on Home Box Office’s digital properties. In addition, Home Box Office offers HBO NOW, a domestic stand-alone OTT service available through digital distributors and some affiliates on a variety of internet-connected devices. Home Box Office also has entered into arrangements with a number of digital distributors to provide their subscribers access to the HBO and Cinemax services and programming on digital platforms and devices. HBO- and Cinemax-branded premium pay, basic tier television and/or OTT services are distributed in over 65 countries in Latin America, Asia and Europe.

In the U.S., Home Box Office generates revenues principally from licensing programming to affiliates and digital distributors that have contracted to receive and distribute such programming to their customers who subscribe to the HBO or Cinemax services. Home Box Office’s agreements with its domestic affiliates are typically multi-year arrangements that

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

provide for annual fee increases and marketing support. The relationship between subscriber totals and the amount of revenues earned under Home Box Office affiliate agreements depends on the specific terms of the applicable agreement, which may include basic and/or pay television subscriber thresholds, volume discounts and other performance-based discounts. Marketing and promotional activities intended to retain existing subscribers and acquire new subscribers may also impact revenue earned. Internationally, Home Box Office generates subscription revenues by licensing programming to international affiliates that have contracted to receive and distribute such programming to their customers. In some countries, Home Box Office also generates subscription revenues from OTT services that are distributed to consumers either directly or through third parties. Additional sources of revenues for Home Box Office are the licensing of its original programming, including Game of Thrones, The Deuce and Big Little Lies, and the home entertainment sales of its original programming via physical and digital formats.

Warner Bros.    Time Warner’s Warner Bros. segment consists of businesses managed by Warner Bros. Entertainment Inc. (“Warner Bros.”) that principally produce and distribute television shows, feature films and games. During the year ended December 31, 2017, the Warner Bros. segment recorded Revenues of $13.866 billion (42% of the Company’s total Revenues) and Operating Income of $1.761 billion.

Warner Bros. is a leader in television production and distribution. Warner Bros. generates television product revenues principally from the licensing of programs to broadcast and cable television networks and premium pay television and OTT services. For the 2017/2018 season, Warner Bros. is producing 70 original series in the U.S., including (i) at least four series for each of the five broadcast networks (including Arrow, The Bachelor, The Big Bang Theory, Black Lightning, Blindspot, DC’s Legends of Tomorrow, The Flash, Gotham, iZombie, Lethal Weapon, Little Big Shots, Lucifer, The Middle, Mom, Riverdale, Supergirl, Supernatural, The Voice and Young Sheldon), (ii) series for basic cable networks (including Animal Kingdom, Claws, People of Earth and Queen Sugar), (iii) series for premium pay television services (including Shameless and Westworld), (iv) series for SVOD services (including Castle Rock, Disjointed, Fuller House and Longmire), (v) series for first-run syndication (including The Ellen DeGeneres Show, Extra, The Real and TMZ) and (vi) animated series for Cartoon Network, Boomerang, the Boomerang-branded SVOD service, Adult Swim and third party networks (including New Looney Tunes and The Tom and Jerry Show). Warner Bros.’ programming also includes short-form live-action series and animated programming for digital platforms. Warner Bros. also licenses the rights to many of its U.S. original television series in international territories. Outside the U.S., Warner Bros. has a global network of production companies in many countries, which allows Warner Bros. to develop programming specifically tailored for the audiences in these territories. These local-language production companies also focus on developing non-scripted programs and formats that can be adapted and sold internationally and in the U.S.

Warner Bros. is a leader in the feature film industry and produces feature films under its Warner Bros. and New Line Cinema banners. Warner Bros. generates theatrical product revenues principally through rental fees from theatrical exhibition of feature films, including the following recently released films: Annabelle: Creation, Blade Runner 2049, Dunkirk, It, Justice League, Kong: Skull Island, The LEGO Batman Movie and Wonder Woman, and subsequently through licensing fees received from the distribution of films on premium pay television services, broadcast and cable television networks and OTT services.

Warner Bros. is a leader in the home entertainment and game industries. The segment generates television and theatrical product revenues from the distribution of television and theatrical product in various physical and digital formats (e.g., electronic sell-through (“EST”) and video-on-demand (“VOD”)). In addition, the segment generates revenues through the development and distribution of games.

The distribution and sale of home entertainment product in physical formats is a large contributor to the segment’s revenues and profits. For the past several years, sales of home entertainment product in physical formats have declined as the home entertainment industry has been undergoing significant changes as home entertainment consumption patterns have shifted. Several factors have contributed to this decline, including consumers shifting to OTT service subscriptions and, to a lesser degree, digital purchases and transactional VOD rentals of content; changing retailer initiatives and strategies (e.g., reduction of

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

floor space devoted to home entertainment product in physical formats); retail store closures; increasing competition for consumer discretionary time and spending; and piracy. During 2017, across the home entertainment industry, consumer spending on home entertainment product in physical formats continued to decline. The electronic delivery of film and television content at the Warner Bros. segment grew in 2017, which helped to offset some of the decline in sales of home entertainment product in physical formats.

Television Industry

The television industry continues to evolve, with changes in technology, rapid growth in new video services, and a corresponding increase in overall video content consumption and shift in consumer viewing patterns. Consumers are watching an increasing amount of programming on demand and across a wide variety of services and internet-connected devices. Over the past few years, the number of subscribers to multichannel video services provided by traditional affiliates in the U.S. has declined, and the Company expects these declines will continue and possibly accelerate in the future. To counteract this trend, some traditional affiliates are placing greater emphasis on selling smaller bundles of linear networks, resulting in higher subscriber declines for most individual networks than for traditional affiliates in total. In addition, some traditional affiliates as well as media and technology companies have launched virtual MVPD services, many of which offer fewer networks at a lower cost than most of the bundles of linear networks offered by traditional affiliates.

At the same time, the penetration of internet-connected devices has grown, which has led to a growing number and variety of internet-delivered video services that do not require a traditional affiliate subscription or set-top box hardware. These include SVOD services that feature general entertainment programming with broad appeal, such as Amazon Prime Video, Hulu and Netflix, as well as niche SVOD services that offer differentiated programming. Some television networks and premium pay television services, such as HBO, have also launched OTT services. AVOD services, such as YouTube and Facebook, also have continued to gain in popularity. Several of these SVOD and AVOD services have significant and growing subscriber/user bases and have been, and are expected to continue, making significant investments in acquired and original programming.

As a result of these changes, consumers have more options for obtaining video content, including lower-cost alternatives, and consumers are spending an increased amount of time viewing video content through OTT services. The combination of new competitors, changes in viewing habits and declines in subscribers to traditional affiliates’ multichannel video services has negatively affected overall television ratings and, as a result, television advertising revenues for the industry and certain of the Company’s networks. The advantages of digital advertising, including the ability to target consumers, track consumer behavior and measure consumer responsiveness to advertising, and the increased amount of consumer time spent online and on mobile activities have resulted in advertisers shifting more of their advertising budgets from traditional television advertising to digital advertising.

To address these changes, the Company’s strategy over the past several years has focused on strengthening its position within the traditional TV ecosystem, enhancing the value of traditional multichannel video service subscriptions for consumers and affiliates and the value of television advertising for advertisers, and pursuing new opportunities outside the traditional TV ecosystem. As part of this strategy, the Company is continuing to invest in high-quality distinctive programming to enhance the value of its networks, as well as continuing to expand the amount of its content that is available on demand to capitalize on the shift in consumption habits. In addition, Turner has introduced new advertising products that provide greater data analytic tools and targeting capabilities to advertisers in order to compete more effectively with non-traditional outlets. The Company is also pursuing a number of initiatives to capitalize on the new opportunities presented by these changes, including launching OTT services and investing in and obtaining distribution of its content through other companies’ OTT services and virtual MVPD services, as well as investing in short-form content production and digital-first news and entertainment networks.

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

The merger is conditioned on the receipt of certain antitrust and other required regulatory consents. On November 20, 2017, the United States Department of Justice (the “DOJ”) filed a lawsuit in the United States District Court for the District of Columbia (the “Court”) under a federal antitrust statute to enjoin the merger. The Court has set March 19, 2018 as the start date for the trial. Time Warner intends to vigorously contest the action. In addition, Time Warner and AT&T have agreed to extend the termination date of the Merger Agreement to April 22, 2018, and each has agreed to waive, until June 21, 2018, its right to terminate the Merger Agreement if the merger is not completed by April 22, 2018.

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

Recent Developments

Term Loan Facility

On December 4, 2017, Time Warner entered into a $2.0 billion senior unsecured delayed draw term loan facility (the “Term Loan Facility”) with a maturity date of August 18, 2018, with the right to extend the maturity for an additional four months at Time Warner’s election. On December 18, 2017, Time Warner borrowed $2.0 billion under the Term Loan Facility. The interest rate on the loan is based on the credit rating for Time Warner’s senior unsecured long-term debt, and as of December 31, 2017 was LIBOR plus 1.25% per annum.

Debt Tender Offers

On December 22, 2017, Time Warner purchased through cash tender offers $3.5 billion aggregate principal amount of its outstanding debt from the following series (the “Debentures”): 9.150% Debentures due 2023, 7.570% Debentures due 2024, 6.850% Debentures due 2026, 6.950% Debentures due 2028, 6.625% Debentures due 2029, 7.625% Debentures due 2031, 7.700% Debentures due 2032, 8.300% Discount Debentures due 2036, 6.500% Debentures due 2036, 6.200%

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Debentures due 2040, 6.100% Debentures due 2040 and 6.250% Debentures due 2041, each of which continues to have amounts outstanding (the “2017 Debt Tender Offers”). The premiums paid and costs incurred in connection with this purchase were $1.087 billion for the year ended December 31, 2017 and were recorded in Other loss, net in the accompanying Consolidated Statement of Operations. The Company funded the purchase price through a combination of cash on hand and borrowings under the Company’s bank credit facilities and commercial paper program. See “Financial Condition and Liquidity” for more information. The Company also solicited consents from the holders of certain series of Debentures to amend certain provisions of the indentures governing the Debentures. The requisite consents were received to effect the proposed amendments with respect to three series of Debentures, and, accordingly, on December 22, 2017, the Company entered into the Twelfth Supplemental Indenture (the “Twelfth Supplemental Indenture”) to the Indenture, dated as of January 15, 1993 (the “1993 Indenture”). The Twelfth Supplemental Indenture amended the 1993 Indenture with respect to the 9.150% Debentures due 2023, the 7.570% Debentures due 2024 and the 6.950% Debentures due 2028 to, among other things, eliminate substantially all the restrictive covenants and certain events of default, modify notice requirements for redemption and related provisions in the indenture and provide that any and all guarantees of these series of Debentures may be released.

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

Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by transactions and certain other items in each period as follows (millions):

	Year Ended December 31,
	2017	2016	2015
Asset impairments	$(16)	$(43)	$(25)
Gain (loss) on operating assets, net	67	78	(1)
Venezuelan foreign currency loss	—	—	(22)
Costs related to the AT&T merger	(279)	(42)	—
Other	(17)	(47)	(10)

Impact on Operating Income	(245)	(54)	(58)
Investment gains (losses), net	300	148	(31)
Amounts related to the separation or disposition of former Time Warner segments	(14)	(19)	(17)
Premiums paid and costs incurred on debt redemption	(1,087)	(1,008)	(72)
Items affecting comparability relating to equity method investments	(4)	(136)	(27)

Pretax impact	(1,050)	(1,069)	(205)
Income tax impact of above items	389	343	57

Impact of items affecting comparability on income from continuing operations attributable to Time Warner Inc. shareholders	$(661)	$(726)	$(148)

In addition to the items affecting comparability described above, the Company incurred Restructuring and severance costs of $120 million, $117 million and $60 million for the years ended December 31, 2017, 2016 and 2015, respectively.

For the years ended December 31, 2017, 2016 and 2015, the Turner segment incurred programming impairments of

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

$75 million, $136 million and $131 million, respectively, which were partially offset by intersegment eliminations of $0, $6 million and $2 million, respectively. For further discussion of Restructuring and severance costs and the programming impairments, see “Consolidated Results” and “Business Segment Results.”

Asset Impairments

During the year ended December 31, 2017, the Company recognized asset impairments relating primarily to software of $16 million, which consisted of $9 million and $7 million at the Turner and Warner Bros. segments, respectively.

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

Gain (Loss) on Operating Assets, Net

During the year ended December 31, 2017, the Company recognized $67 million of net gains on operating assets, consisting of a $49 million gain on the sale of an Atlanta broadcast television station and a $13 million gain on operating assets primarily relating to a non-income tax receivable at the Turner segment, as well as miscellaneous net gains of $4 million at the Turner segment and $1 million at the Warner Bros. segment.

For the year ended December 31, 2016, the Company recognized $78 million of net gains on operating assets, consisting of $92 million of gains at the Warner Bros. segment, principally relating to the gain on the sale of the net assets of Warner Bros.’ Flixster business to Fandango Media LLC, a subsidiary of NBCUniversal Media, LLC, and $14 million of net losses at the Turner segment, principally relating to the pending disposition of a business.

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

Costs Related to the AT&T Merger

For the years ended December 31, 2017 and 2016, the Company recognized $279 million and $42 million, respectively, of costs related to the AT&T merger, consisting of $91 million and $28 million, respectively, at Corporate, $78 million and $7 million, respectively, at the Warner Bros. segment, $73 million and $5 million, respectively at the Turner segment and $37 million and $2 million, respectively at the Home Box Office segment. For the years ended December 31, 2017 and 2016, these costs reflect $56 million and $24 million, respectively of external transaction costs and $223 million and $18 million, respectively, of costs from employee retention programs (as discussed below). For the years ended December 31, 2017 and 2016, approximately $268 million and $40 million, respectively, of these costs are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations and the remainder in Costs of revenues in the accompanying Consolidated Statement of Operations.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

In connection with entering into the Merger Agreement, the Company has granted 5.7 million special retention restricted stock units (“Special Retention RSUs”) as of December 31, 2017 to certain employees of Time Warner and its divisions, including all executive officers of Time Warner. Half of the Special Retention RSUs will vest 25% per year on each of the first four anniversaries of February 15, 2017, and the remaining half will vest 25% per year on each of the first four anniversaries of February 15, 2018. Pursuant to the Special Retention RSU agreements, vesting as a result of retirement is not permitted unless the employee retires after the merger has closed. In addition, the awards do not accelerate automatically following the closing of the merger. Instead, the employee must remain employed following the closing, and the awards will vest only on the scheduled vesting date or upon termination of employment under certain circumstances, such as termination without cause, for good reason or due to retirement.

In addition, certain employees of Time Warner and its divisions, including executive officers of Time Warner other than the Chairman and CEO, have received or will receive a cash retention award. Half of the award will become payable upon the closing of the merger, and the remaining half will become payable six months thereafter, in both cases, subject to continued employment on the relevant payment date. Payment will also be made upon termination of employment without cause or for good reason. During the three months ended December 31, 2017, the Company reassessed the estimated service period associated with the cash retention awards and recognized a reduction to Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Other

Other reflects external costs related to mergers, acquisitions or dispositions (other than the AT&T merger) of $17 million, $14 million and $10 million for the years ended December 31, 2017, 2016 and 2015, respectively. External costs related to mergers, acquisitions or dispositions for the year ended December 31, 2017 consisted of $16 million at the Warner Bros. segment primarily related to severance costs associated with the shutdown of a business in Latin America and $1 million at the Turner segment. External costs related to mergers, acquisitions or dispositions for the year ended December 31, 2016 consisted of $7 million at the Turner segment, $4 million at the Warner Bros. segment and $3 million at Corporate. External costs related to mergers, acquisitions or dispositions for the year ended December 31, 2015 consisted of $3 million at the Turner segment, $6 million at the Warner Bros. segment and $1 million at Corporate.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Investment Gains (Losses), Net

Investment gains (losses), net are included in Other loss, net in the accompanying Consolidated Statement of Operations. The detail of Investment gains (losses), net is shown in the table below (millions):

	Year Ended December 31,
	2017	2016	2015
Sale of interest in Omni Atlanta hotel joint venture	$99	$—	$—
Gain on CME (a)	—	95	—
Gain on joint venture in Netherlands (b)	—	41	—
Fair value adjustments (c)	209	(20)	(63)
Gain (loss) on other investments	(8)	32	32

Investment gains (losses), net	$300	$148	$(31)

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

Amounts Related to the Separation or Disposition of Former Time Warner Segments

For the year ended December 31, 2017, the Company recognized $14 million of losses related to the disposition of former Time Warner segments, primarily reflecting pension and other retirement benefits related to employees and former employees of Time Inc.

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

Premiums Paid and Costs Incurred on Debt Redemption

For the year ended December 31, 2017, the Company recognized $1.087 billion of premiums paid and costs incurred in connection with the 2017 Debt Tender Offers. For the year ended December 31, 2016, the Company recognized $1.008 billion of premiums paid and costs incurred on debt redemptions in 2016. For the year ended December 31, 2015, the Company recognized $72 million of premiums paid and costs incurred on a debt redemption in 2015. These amounts have been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Items Affecting Comparability Relating to Equity Method Investments

For the year ended December 31, 2017, the Company recognized $4 million of losses related to net investment losses recorded by equity method investees. For the year ended December 31, 2016, the Company recognized $150 million of losses related to the financing transactions with CME in 2016 and $14 million of income primarily related to net investment

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

gains recorded by equity method investees. For the year ended December 31, 2015, the Company recognized $18 million related to asset impairments recorded by an equity method investee, $8 million related to net losses from discontinued operations recorded by an equity method investee and $1 million related to expenses recorded by an equity method investee related to government investigations. These amounts have been reflected in Other loss, net in the accompanying Consolidated Statement of Operations.

Income Tax Impact

The income tax impact reflects the estimated tax provision or tax benefit associated with each item affecting comparability using the effective tax rate for the item. The estimated tax provision or tax benefit can vary based on certain factors, including the taxability or deductibility of the item and the applicable tax jurisdiction for the item. For the year ended December 31, 2017, the income tax impact includes a $69 million benefit primarily reflecting the reversal of a valuation allowance related to the use of capital loss carryforwards to offset the gains on the Turner segment’s sales of its interest in the joint venture that owns the Omni Atlanta hotel and its Atlanta broadcast television station.

Consolidated Results

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying Consolidated Statement of Operations.

Revenues.    The components of Revenues are as follows (millions):

	Year Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Turner	$12,081	$11,364	$10,596	6%	7%
Home Box Office	6,329	5,890	5,615	7%	5%
Warner Bros.	13,866	13,037	12,992	6%	—%
Intersegment eliminations	(1,005)	(973)	(1,085)	3%	(10)%

Total revenues	$31,271	$29,318	$28,118	7%	4%

For the year ended December 31, 2017, Revenues at the Turner segment increased driven by higher Subscription and Content and other revenues, partially offset by lower Advertising revenues, Revenues at the Home Box Office segment increased driven by higher Subscription revenues, partially offset by lower Content and other revenues, and Revenues at the Warner Bros. segment increased primarily driven by higher Theatrical product and Games and other revenues.

For the year ended December 31, 2016, Revenues at the Turner segment increased primarily driven by higher Subscription and Advertising revenues, Revenues at the Home Box Office segment increased due to higher Subscription revenues and Revenues at the Warner Bros. segment increased driven by higher Theatrical and Television product revenues, partially offset by lower Games and other revenues. Changes in exchange rates associated with the foreign currencies to which the Company is exposed negatively impacted the Company’s Revenues by approximately $340 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015, with negative impacts of approximately $195 million, $135 million and $10 million at the Warner Bros., Turner and Home Box Office segments, respectively.

Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

Costs of Revenues.    Costs of revenues were $17.647 billion, $16.376 billion and $16.154 billion for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in Costs of revenues for the year ended December 31, 2017 primarily reflected higher film and television production costs at the Warner Bros. segment and higher programming expenses at the Turner and Home Box Office segments. The increase for the year ended December 31, 2016 reflected increases at the Turner and Home Box Office segments, partially offset by a decrease at the Warner Bros. segment.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $5.438 billion, $5.123 billion and $4.824 billion for the years ended December 31, 2017, 2016 and 2015, respectively. The increase for the year ended December 31, 2017 primarily reflects higher AT&T merger costs at all segments and higher marketing expense at the Turner and Home Box Office segments. The increase for the year ended December 31, 2016 was primarily due to an increase at the Turner segment and at Corporate. For the years ended December 31, 2017 and 2016, Selling, general and administrative expenses included approximately $268 million and $40 million, respectively, of costs related to the AT&T merger. For the year ended December 31, 2015, Selling, general and administrative expenses included a $22 million foreign currency charge related to the remeasurement of the Company’s net monetary assets denominated in Venezuelan currency resulting from a change in the foreign exchange rate used by the Company from the SICAD 2 exchange rate to the Simadi exchange rate.

Included in Costs of revenues and Selling, general and administrative expenses was depreciation expense of $497 million, $479 million and $492 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Amortization Expense.    Amortization expense was $197 million, $190 million and $189 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Restructuring and Severance Costs.    For the years ended December 31, 2017, 2016 and 2015, the Company incurred Restructuring and severance costs primarily related to employee terminations and other exit activities. Restructuring and severance costs are as follows (millions):

	Year Ended December 31,
	2017	2016	2015
Turner	$59	$61	$58
Home Box Office	13	49	—
Warner Bros.	46	4	1
Corporate	2	3	1

Total restructuring and severance costs	$120	$117	$60

The total number of employees terminated across the segments for the years ended December 31, 2017, 2016 and 2015 was approximately 550, 800 and 700, respectively.

Operating Income.    Operating Income was $7.920 billion, $7.547 billion and $6.865 billion for the years ended December 31, 2017, 2016 and 2015, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $245 million of expense, $54 million of expense and $58 million of expense for the years ended December 31, 2017, 2016 and 2015, respectively, Operating Income increased $564 million and $678 million in 2017 and 2016, respectively. Operating Income increased in 2017 primarily reflecting increases at all of the segments. Operating Income increased in 2016, despite the unfavorable impact of foreign currency exchange rates of approximately $140 million, primarily reflecting increases at all of the segments, partially offset by a decrease at Corporate. The segment variations are discussed under “Business Segment Results.”

Interest Expense, Net.    Interest expense, net detail is shown in the table below (millions):

	Year Ended December 31,
	2017	2016	2015
Interest expense	$(1,214)	$(1,388)	$(1,382)
Interest income	209	227	219

Total interest expense, net	$(1,005)	$(1,161)	$(1,163)

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

The decrease in interest expense for the year ended December 31, 2017 was primarily due to lower average interest rates and lower average debt balances. The decrease in interest income for the year ended December 31, 2017 was primarily driven by the financing transactions with CME that were completed in the second quarter of 2016.

The increase in interest expense for the year ended December 31, 2016 was primarily due to higher average debt balances, partially offset by lower average interest rates.

Other Loss, Net.    Other loss, net detail is shown in the table below (millions):

	Year Ended December 31,
	2017	2016	2015
Investment gains (losses), net	$300	$148	$(31)
Amounts related to the separation or disposition of former Time Warner segments	(14)	(19)	(17)
Premiums paid and costs incurred on debt redemption	(1,087)	(1,008)	(72)
Loss from equity method investees	(153)	(283)	(123)
Other, net	(16)	(29)	(13)

Other loss, net	$(970)	$(1,191)	$(256)

Investment gains (losses), net, amounts related to the separation or disposition of former Time Warner segments and premiums paid and costs incurred on debt redemption are discussed under “Transactions and Other Items Affecting Comparability.” The change in loss from equity method investees for the year ended December 31, 2017 and 2016 was primarily due to the Company’s share of losses from CME of $150 million related to the CME financing transactions in 2016.

Income Tax Provision.    The income tax provision was $701 million, $1.281 billion and $1.651 billion for the years ended December 31, 2017, 2016 and 2015, respectively. The Company’s effective tax rate was 12%, 25% and 30% for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease in the effective tax rate in 2017 as compared to 2016 was primarily due to a tax benefit of $843 million related to the U.S. tax reform legislation enacted at the end of 2017, including a reduction in the Company’s domestic net deferred tax liabilities of $885 million. The decrease in the effective tax rate in 2016 as compared to 2015 was primarily due to a change in the Company’s tax method of accounting for film and television cost amortization that was approved by the Internal Revenue Service during the third quarter of 2016. The change in method generated a tax benefit related to extra-territorial income exclusions for tax years dating back to 2001.

Income from Continuing Operations.    Income from continuing operations was $5.244 billion, $3.914 billion and $3.795 billion for the years ended December 31, 2017, 2016 and 2015, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $661 million of expense, $726 million of expense and $148 million of expense for the years ended December 31, 2017, 2016 and 2015, respectively, Income from continuing operations increased $1.265 billion and $697 million in 2017 and 2016, respectively. The increase in 2017 as compared to 2016 was primarily due to higher Operating Income and lower income tax expense. The increase in 2016 as compared to 2015 reflected higher Operating Income and lower income tax expense, partially offset by higher Other loss, net. Basic and diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders were $6.73 and $6.64, respectively, for the year ended December 31, 2017, $5.00 and $4.94, respectively, for the year ended December 31, 2016 and $4.64 and $4.58, respectively, for the year ended December 31, 2015.

Discontinued Operations, Net of Tax.    Discontinued operations, net of tax was $0, $11 million of income and $37 million of income for the years ended December 31, 2017, 2016 and 2015, respectively. Basic and diluted income per common share from discontinued operations attributable to Time Warner Inc. common shareholders were $0.01 and $0.02, respectively, for the year ended December 31, 2016 and $0.05 and $0.04, respectively, for the year ended December 31, 2015.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Net Income Attributable to Time Warner Inc. Shareholders.    Net income attributable to Time Warner Inc. shareholders was $5.247 billion, $3.926 billion and $3.833 billion for the years ended December 31, 2017, 2016 and 2015, respectively. Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders were $6.73 and $6.64, respectively, for the year ended December 31, 2017, $5.01 and $4.96, respectively, for the year ended December 31, 2016 and $4.69 and $4.62, respectively, for the year ended December 31, 2015.

Business Segment Results

Turner.    Revenues and Operating Income of the Turner segment for the years ended December 31, 2017, 2016 and 2015 are as follows (millions):

	Year Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenues:
Subscription	$6,688	$5,936	$5,306	13%	12%
Advertising	4,654	4,763	4,637	(2)%	3%
Content and other	739	665	653	11%	2%

Total revenues	12,081	11,364	10,596	6%	7%
Costs of revenues (a)	(5,427)	(4,860)	(4,608)	12%	5%
Selling, general and administrative (a)	(1,944)	(1,821)	(1,614)	7%	13%
Gain (loss) on operating assets	66	(14)	—	NM	NM
Asset impairments	(9)	(28)	(3)	(68)%	NM
Venezuelan foreign currency loss	—	—	(17)	NM	NM
Restructuring and severance costs	(59)	(61)	(58)	(3)%	5%
Depreciation	(202)	(191)	(193)	6%	(1)%
Amortization	(17)	(17)	(16)	—%	6%

Operating Income	$4,489	$4,372	$4,087	3%	7%

(a)    Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The components of Costs of revenues for the Turner segment are as follows (millions):

	Year Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Programming costs:
Originals and sports	$3,578	$3,112	$3,001	15%	4%
Acquired films and syndicated series	886	876	806	1%	9%

Total programming costs	4,464	3,988	3,807	12%	5%
Other direct operating costs	963	872	801	10%	9%

Costs of revenues (a)	$5,427	$4,860	$4,608	12%	5%

(a)    Costs of revenues exclude depreciation.

2017 vs. 2016

For the year ended December 31, 2017, Subscription revenues increased primarily reflecting higher domestic subscription revenues of $670 million due to higher contractual rates, partially offset by a decrease in subscribers. International subscription revenues increased $82 million primarily due to growth in Latin America.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

For the year ended December 31, 2017, the decrease in Advertising revenues reflected lower domestic revenues of $147 million primarily due to lower audience delivery at Turner’s entertainment networks and the comparison to the revenues associated with the NCAA Division I Men’s Basketball Championship Tournament (the “NCAA Tournament”) in the prior year when Turner’s networks aired the championship and two Final Four games, partially offset by increases at Turner’s news businesses. International advertising revenues increased $38 million primarily driven by growth in Latin America.

For the year ended December 31, 2017, the increase in Content and other revenues was primarily due to higher television licensing revenues of $35 million and higher product licensing revenues of $19 million.

For the year ended December 31, 2017, programming costs increased mainly due to higher costs for National Basketball Association and Major League Baseball programming, partially offset by lower expense associated with the NCAA Tournament programming. Included in programming costs for the years ended December 31, 2017 and 2016 were programming impairment charges of $75 million and $136 million, respectively, related to Turner’s decision to no longer air certain programming. The increase in other direct operating costs for the year ended December 31, 2017 primarily related to costs associated with digital content and technology initiatives.

For the year ended December 31, 2017, Selling, general and administrative expenses increased primarily due to $65 million of increased costs related to the AT&T merger as well as higher marketing expense of $52 million.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Gain (loss) on operating assets, Asset impairments, costs related to the AT&T merger and external costs related to mergers, acquisitions and dispositions for the years ended December 31, 2017 and 2016, which affected the comparability of the Turner segment’s results.

Operating Income for the year ended December 31, 2017 increased reflecting higher Revenues, higher Gain on operating assets and lower Asset impairments, partially offset by higher Costs of revenues and Selling, general and administrative expenses.

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

Home Box Office. Revenues and Operating Income of the Home Box Office segment for the years ended December 31, 2017, 2016 and 2015 are as follows (millions):

	Year Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenues:
Subscription	$5,535	$5,003	$4,748	11%	5%
Content and other	794	887	867	(10)%	2%

Total revenues	6,329	5,890	5,615	7%	5%
Costs of revenues (a)	(3,111)	(2,996)	(2,811)	4%	7%
Selling, general and administrative (a)	(952)	(840)	(831)	13%	1%
Restructuring and severance costs	(13)	(49)	—	(73)%	NM
Depreciation	(87)	(74)	(81)	18%	(9)%
Amortization	(14)	(14)	(14)	—%	—%

Operating Income	$2,152	$1,917	$1,878	12%	2%

(a)    Costs of revenues and Selling, general and administrative expenses exclude depreciation.

The components of Costs of revenues for the Home Box Office segment are as follows (millions):

	Year Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Programming costs:
Originals and sports	$1,135	$1,104	$1,032	3%	7%
Acquired films and syndicated series	1,125	1,071	1,003	5%	7%

Total programming costs	2,260	2,175	2,035	4%	7%
Other direct operating costs	851	821	776	4%	6%

Costs of revenues (a)	$3,111	$2,996	$2,811	4%	7%

(a)    Costs of revenues exclude depreciation.

2017 vs. 2016

For the year ended December 31, 2017, Subscription revenues increased due to higher domestic subscription revenues of $443 million reflecting increased subscribers and higher contractual rates, as well as higher international subscription revenues of $89 million reflecting growth in Europe.

For the year ended December 31, 2017, Content and other revenues decreased due to lower home entertainment revenues, primarily due to the timing of releases.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

The increase in originals and sports programming costs for the year ended December 31, 2017 was primarily due to higher costs related to original series partially offset by lower original programming charges. The increase in acquired films and syndicated series programming costs for the year ended December 31, 2017 was related to higher acquired programming costs for both Home Box Office’s international and domestic businesses. The increase in other direct operating costs was primarily related to higher costs associated with HBO’s OTT service and increased digital subscribers, partially offset by lower home entertainment distribution costs.

For the year ended December 31, 2017, Selling, general and administrative expenses increased primarily due to higher marketing expenses of $87 million and increased costs related to the AT&T merger of $29 million. In addition, the year ended December 31, 2016 included $9 million of expenses related to Home Box Office’s withdrawal from a multiemployer benefit plan.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of costs related to the AT&T merger for the year ended December 31, 2017, which affected the comparability of the Home Box Office segment’s results.

The increase in Operating Income for the year ended December 31, 2017 was primarily due to higher Revenues and lower Restructuring and severance costs, partially offset by higher Costs of revenues and higher Selling, general and administrative expenses.

2016 vs. 2015

For the year ended December 31, 2016, the increase in Subscription revenues was primarily due to higher domestic contractual rates.

The increase in originals and sports programming costs for the year ended December 31, 2016 was primarily due to higher original programming expenses associated with new series, partially offset by the impact of the change in the estimate of the utilization period of the Home Box Office segment’s original programming described below. The increase in acquired films and syndicated series programming costs for the year ended December 31, 2016 reflects increases for both Home Box Office’s domestic and international businesses. The increase in other direct operating costs for the year ended December 31, 2016 was mainly due to costs associated with HBO’s OTT service.

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

Warner Bros.    Revenues and Operating Income of the Warner Bros. segment for the years ended December 31, 2017, 2016 and 2015 are as follows (millions):

	Year Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenues:
Theatrical product	$6,038	$5,612	$5,143	8%	9%
Television product	5,892	5,819	5,635	1%	3%
Games and other	1,936	1,606	2,214	21%	(27)%

Total revenues	13,866	13,037	12,992	6%	—%
Costs of revenues (a)	(9,794)	(9,266)	(9,419)	6%	(2)%
Selling, general and administrative (a)	(1,914)	(1,769)	(1,787)	8%	(1)%
Gain (loss) on operating assets	1	92	(1)	(99)%	NM
Asset impairments	(7)	(9)	(7)	(22)%	29%
Venezuelan foreign currency loss	—	—	(5)	NM	NM
Restructuring and severance costs	(46)	(4)	(1)	NM	NM
Depreciation	(179)	(188)	(197)	(5)%	(5)%
Amortization	(166)	(159)	(159)	4%	—%

Operating Income	$1,761	$1,734	$1,416	2%	22%

(a)    Costs of revenues and Selling, general and administrative expenses exclude depreciation.

Revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television or OTT services). The components of Revenues for the years ended December 31, 2017, 2016 and 2015 are as follows (millions):

	Year Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Theatrical product:
Film rentals	$2,268	$2,180	$1,578	4%	38%
Home video and electronic delivery	1,567	1,481	1,717	6%	(14)%
Television licensing	1,853	1,630	1,579	14%	3%
Consumer products and other	350	321	269	9%	19%

Total theatrical product	$6,038	$5,612	$5,143	8%	9%

Television product:
Television licensing	5,034	4,880	4,650	3%	5%
Home video and electronic delivery	418	470	529	(11)%	(11)%
Consumer products and other	440	469	456	(6)%	3%

Total television product	$5,892	$5,819	$5,635	1%	3%

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

The components of Costs of revenues for the Warner Bros. segment are as follows (millions):

	Year Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Film and television production costs	$6,911	$6,341	$6,152	9%	3%
Print and advertising costs	1,942	1,903	1,989	2%	(4)%
Other costs, including merchandise and related costs	941	1,022	1,278	(8)%	(20)%

Costs of revenues (a)	$9,794	$9,266	$9,419	6%	(2)%

(a)    Costs of revenues exclude depreciation.

The Warner Bros. segment had the following number of theatrical film, theatrical product home video and electronic delivery, and game releases during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Theatrical film releases	18	19	24
Theatrical product home video and electronic delivery releases	17	22	24
Game releases	11	12	14

2017 vs. 2016

The increase in Revenues for the year ended December 31, 2017 included the net favorable impact of foreign exchange rates of approximately $45 million.

Theatrical product revenue from film rentals and from home video and electronic delivery increased for the year ended December 31, 2017, primarily reflecting higher revenues from releases in 2017 compared to 2016. Releases in 2017 included the theatrical film and home video releases of Wonder Woman, the theatrical film releases of It and Justice League and the home video release of Fantastic Beasts and Where to Find Them. Releases in 2016 included the theatrical film and home video releases of Batman v Superman: Dawn of Justice and Suicide Squad and the theatrical release of Fantastic Beasts and Where to Find Them.

The increase in theatrical product revenues from television licensing for the year ended December 31, 2017 was primarily due to the timing and mix of availabilities.

The increase in theatrical product revenues from consumer products and other for the year ended December 31, 2017 was primarily due to higher product licensing revenues for theatrical films released in 2017.

The increase in television product revenues from television licensing for the year ended December 31, 2017 was primarily due to higher domestic licensing revenues related to library series, partially offset by lower initial telecast revenues.

The decrease in television product revenues from home video and electronic delivery for the year ended December 31, 2017 was primarily due to continued declines in sales of home entertainment product in physical formats.

Games revenues increased for the year ended December 31, 2017 primarily due to higher revenues of $281 million from releases during 2017 compared to 2016, partially offset by lower carryover revenues of $76 million from prior period releases. In addition, other revenues for the year ended December 31, 2017 increased $125 million primarily related to higher revenues from digital initiatives.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Included in film and television production costs are production costs related to games, as well as theatrical film and game valuation adjustments resulting primarily from revisions to estimates of ultimate revenue and/or costs for certain theatrical films and games. Theatrical film valuation adjustments were $22 million and $69 million for the years ended December 31, 2017 and 2016, respectively. Game valuation adjustments were $5 million and $20 million for the years ended December 31, 2017 and 2016, respectively. The increase in film and television production costs for the year ended December 31, 2017 was primarily related to higher revenues across all business lines. For the year ended December 31, 2017, the increase in print and advertising costs was primarily due to the mix of game releases, partially offset by lower costs for theatrical releases. Other costs, including merchandise and related costs decreased for the year ended December 31, 2017 primarily due to lower distribution-related cost of sales for games and home entertainment product.

Selling, general and administrative expenses increased for the year ended December 31, 2017 primarily due to higher costs related to the AT&T merger of $71 million and higher costs related to digital initiatives.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Gain (loss) on operating assets, Asset impairments, costs related to the AT&T merger and external costs related to mergers, acquisitions and dispositions for the years ended December 31, 2017 and 2016, which affected the comparability of the Warner Bros. segment’s results.

The results for the year ended December 31, 2017 included $46 million of Restructuring and severance costs primarily related to severance actions.

The increase in Operating Income for the year ended December 31, 2017 was due to higher Revenues, partially offset by higher Costs of revenues and Selling, general and administrative expenses, lower Gains on operating assets and higher Restructuring and severance costs.

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

Games and other revenues decreased for the year ended December 31, 2016 primarily due to lower revenues from games released during 2016 compared to 2015.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Included in film and television production costs are production costs related to games, as well as theatrical film and game valuation adjustments resulting primarily from revisions to estimates of ultimate revenue and/or costs for certain theatrical films and games. Theatrical film valuation adjustments for the year ended December 31, 2016 and 2015 were $69 million and $80 million, respectively. Game valuation adjustments for the year ended December 31, 2016 and 2015 were $20 million and $17 million, respectively. The increase in film and television production costs for the year ended December 31, 2016 was primarily due to higher costs for television and theatrical product, partially offset by lower costs for games. The decrease in print and advertising costs for the year ended December 31, 2016 was primarily due to the type and number of game releases. Other costs, including merchandise and related costs, decreased for the year ended December 31, 2016 primarily due to lower distribution-related costs of sales, largely as a result of lower revenues for games and home entertainment.

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

Corporate.    Operating Loss at Corporate for the years ended December 31, 2017, 2016 and 2015 was as follows (millions):

	Year Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Selling, general and administrative (a)	$(399)	$(463)	$(330)	(14)%	40%
Asset impairments	—	(6)	(15)	NM	(60)%
Restructuring and severance costs	(2)	(3)	(1)	(33)%	200%
Depreciation	(29)	(26)	(21)	12%	24%

Operating Loss	$(430)	$(498)	$(367)	(14)%	36%

(a)    Selling, general and administrative expenses exclude depreciation.

2017 vs. 2016

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Asset impairments, pension settlements, costs related to the AT&T merger and external costs related to mergers, acquisitions and dispositions for the years ended December 31, 2017 and 2016, which affected the comparability of Corporate’s results.

For the year ended December 31, 2017, Operating loss decreased primarily due to lower equity-based compensation expense, including performance stock units, and lower costs of $17 million primarily related to technology initiatives, partially offset by increased costs related to the AT&T merger of $63 million. In addition, the results for the year ended December 31, 2016 included $24 million of pension settlement charges.

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

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including scheduled debt repayments (including repayments of the Term Loan Facility and commercial paper) as well as quarterly dividend payments. Time Warner’s sources of cash include Cash provided by operations, Cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at December 31, 2017 was $4.968 billion, which included $2.621 billion of Cash and equivalents.

Current Financial Condition

At December 31, 2017, Time Warner had $23.744 billion of debt and $2.621 billion of Cash and equivalents, resulting in net debt of $21.123 billion, compared to $24.339 billion of debt and $1.539 billion of Cash and equivalents, resulting in net debt of $22.800 billion, at December 31, 2016. Total equity was $28.376 billion and $24.337 billion at December 31, 2017 and 2016, respectively.

The following table shows the significant items contributing to the decrease in net debt from December 31, 2016 to December 31, 2017 (millions):

Balance at December 31, 2016	$22,800
Cash provided by operations from continuing operations	(5,094)
Capital expenditures	656
Premium paid and costs incurred on debt redemption	1,087
Dividends paid to common stockholders	1,265
Investments and acquisitions, net of cash acquired, including available-for-sale securities	707
Proceeds from the exercise of stock options	(206)
Other investment proceeds, including available-for-sale securities	(367)
All other, net	275

Balance at December 31, 2017	$21,123

In January 2016, Time Warner’s Board of Directors authorized up to $5.0 billion of share repurchases beginning January 1, 2016, including the amount remaining at December 31, 2015 under the prior authorization. Purchases under the stock repurchase program may be made on the open market or in privately negotiated transactions, with the size and timing of purchases based on a number of factors, including price and business and market conditions. During 2016, the Company repurchased 31 million shares of common stock for $2.307 billion pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In connection with entering into the Merger Agreement, the Company discontinued share repurchases under the stock repurchase program.

During 2015, the Company finalized agreements relating to the construction and development of office and studio space in the Hudson Yards development on the west side of Manhattan in order to move its Corporate headquarters and New York City-based employees to the new space. Based on construction cost estimates and space projections as of December 31, 2017, the Company expects to invest an additional $900 million, excluding interest, in the Hudson Yards development project through 2019.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Cash Flows

Cash and equivalents increased by $1.082 billion and decreased by $616 million for the years ended December 31, 2017 and 2016, respectively. Components of these changes are discussed below in more detail.

Operating Activities from Continuing Operations

Details of Cash provided by operations from continuing operations are as follows (millions):

	Year Ended December 31,
	2017	2016	2015
Operating Income	$7,920	$7,547	$6,865
Depreciation and amortization	694	669	681
Net interest payments (a)	(1,118)	(1,250)	(1,227)
Net income taxes paid (b)	(1,550)	(799)	(997)
All other, net, including working capital changes	(852)	(1,484)	(1,471)

Cash provided by operations from continuing operations	$5,094	$4,683	$3,851

(a)	Includes interest income received of $84 million, $141 million and $35 million in 2017, 2016 and 2015, respectively.
(b)	Includes income tax refunds received of $172 million, $136 million and $142 million in 2017, 2016 and 2015, respectively, and income tax sharing payments to TWC of $4 million in 2015.

Cash provided by operations for the year ended December 31, 2017 increased primarily due to a decrease in cash used by working capital, mainly due to higher cash collections from theatrical and home entertainment releases, and higher Operating Income, partially offset by higher income taxes paid. For the year ended December 31, 2016, all other net, including working capital changes was favorably impacted by approximately $280 million related to CME’s repayment of its senior secured notes and the term loan Time Warner provided CME in 2014.

Cash provided by operations from continuing operations for the year ended December 31, 2016 increased primarily due to higher Operating Income and lower net income taxes paid. Cash used by working capital increased slightly as higher theatrical and home entertainment accounts receivable were largely offset by the timing of payments for content and restructuring and severance and CME’s repayment of its senior secured notes and the term loan Time Warner provided CME in 2014.

Investing Activities from Continuing Operations

Details of Cash used by investing activities from continuing operations are as follows (millions):

	Year Ended December 31,
	2017	2016	2015
Investments in available-for-sale securities	$(1)	$(9)	$(41)
Investments and acquisitions, net of cash acquired:
Hulu	(100)	(590)	—
Hudson Yards development project	(361)	(293)	(304)
iStreamPlanet	—	—	(148)
All other	(245)	(345)	(220)
Capital expenditures	(656)	(432)	(423)
Other investment proceeds, including available-for-sale securities	367	309	143

Cash used by investing activities from continuing operations	$(996)	$(1,360)	$(993)

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

The decrease in Cash used by investing activities for the year ended December 31, 2017 was primarily due to decreases in investments and acquisitions, net of cash acquired and higher other investment proceeds, including available-for-sale securities, partially offset by higher Capital expenditures, primarily related to the Hudson Yards development project. Other investment proceeds, including available-for-sale securities, for the year ended December 31, 2017 primarily related to the sale of the Turner segment’s interest in the joint venture that owns the Omni Atlanta hotel.

The increase in Cash used by investing activities from continuing operations for the year ended December 31, 2016 was primarily due to the Company’s investment in Hulu. Other investment proceeds, including available-for-sale securities for the year ended December 31, 2016 primarily related to CME’s repayment of CME’s senior secured notes and the term loan Time Warner provided CME in 2014.

Financing Activities from Continuing Operations

Details of Cash used by financing activities from continuing operations are as follows (millions):

	Year Ended December 31,
	2017	2016	2015
Borrowings	$4,270	$3,830	$3,768
Debt repayments	(5,001)	(3,304)	(2,344)
Proceeds from the exercise of stock options	206	172	165
Excess tax benefit from equity instruments (a)	—	88	151
Principal payments on capital leases	(39)	(14)	(11)
Repurchases of common stock	—	(2,322)	(3,632)
Dividends paid	(1,265)	(1,269)	(1,150)
Other financing activities	(1,172)	(1,103)	(260)

Cash used by financing activities from continuing operations	$(3,001)	$(3,922)	$(3,313)

(a)	Under new accounting guidance that became effective January 1, 2017, Excess tax benefit from equity instruments is now classified as a cash flow from operating activities.

Cash used by financing activities for the year ended December 31, 2017 decreased primarily due to the impact of the discontinuation of share repurchases under the stock repurchase program in connection with the Company’s entry into the Merger Agreement and an increase in Borrowings, partially offset by an increase in Debt repayments. Other financing activities included premiums and costs paid in connection with the 2017 Debt Tender Offers of $1.047 billion.

Cash used by financing activities from continuing operations for the year ended December 31, 2016 increased, reflecting increases in Debt repayments and cash used for other financing activities, partially offset by a decrease in Repurchases of common stock as a result of discontinuing share repurchases under the stock repurchase program when the Company entered into the Merger Agreement. The increase in cash used for other financing activities for the year ended December 31, 2016 was due to premiums and costs paid in connection with the debt redemptions in 2016 of $968 million.

Cash Flows from Discontinued Operations

Cash used by operations from discontinued operations of $15 million, $17 million and $8 million for the years ended December 31, 2017, 2016 and 2015, respectively, principally related to the Company’s former Time Inc. segment.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At December 31, 2017, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $28.741 billion. Of this committed capacity, $4.968 billion was unused and $23.744 billion was outstanding as debt. At December 31, 2017, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

	Committed Capacity (a)	Letters of Credit (b)	Unamortized Discount on Commercial Paper	Outstanding Debt (c)	Unused Committed Capacity
Cash and equivalents	$2,621	$—	$—	$—	$2,621
Bank credit facilities and commercial paper program (d)	7,000	—	3	4,668	2,329
Fixed-rate public debt	18,859	—	—	18,859	—
Other obligations (e)	261	26	—	217	18

Total	$28,741	$26	$3	$23,744	$4,968

(a)

The bank credit facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted average maturity of the Company’s outstanding debt and other financing arrangements was 8.6 years as of December 31, 2017.

(b)	Represents the portion of committed capacity, including from bilateral letter of credit facilities, reserved for outstanding and undrawn letters of credit.
(c)

Represents principal amounts adjusted for premiums and discounts and $77 million of unamortized debt issuance costs. At December 31, 2017, the principal amounts of the Company’s publicly issued debt mature as follows: $600 million in 2018, $650 million in 2019, $1.400 billion in 2020, $2.000 billion in 2021, $1.000 billion in 2022 and $13.356 billion thereafter. In the period after 2022, no more than $2.0 billion will mature in any given year.

(d)

The bank credit facilities consist of the Term Loan Facility and two $2.5 billion revolving credit facilities that mature in December 2021. The Company may issue unsecured commercial paper notes up to the amount of the unused committed capacity under the revolving credit facilities. Unsecured commercial paper notes issued by the Company typically mature in less than 90 days.

(e)	Unused committed capacity includes committed financings of subsidiaries under local bank credit agreements. Other debt obligations totaling $183 million are due within the next twelve months.

Debt Tender Offers

On December 22, 2017, Time Warner purchased through cash tender offers $3.5 billion aggregate principal amount of its outstanding debt from the following series of Debentures: 9.150% Debentures due 2023, 7.570% Debentures due 2024, 6.850% Debentures due 2026, 6.950% Debentures due 2028, 6.625% Debentures due 2029, 7.625% Debentures due 2031, 7.700% Debentures due 2032, 8.300% Discount Debentures due 2036, 6.500% Debentures due 2036, 6.200% Debentures due 2040, 6.100% Debentures due 2040 and 6.250% Debentures due 2041, each of which continues to have amounts outstanding. The premiums paid and costs incurred in connection with this purchase were $1.087 billion for the year ended December 31, 2017 and were recorded in Other loss, net in the accompanying Consolidated Statement of Operations. The Company funded the purchase price through a combination of cash on hand and borrowings under the Company’s bank credit facilities and commercial paper program. The Company also solicited consents from the holders of certain series of Debentures to amend certain provisions of the indentures governing the Debentures. The requisite consents were received to effect the proposed amendments with respect to three series of Debentures, and, accordingly, on December 22, 2017, the Company entered into the Twelfth Supplemental Indenture to the 1993 Indenture. The Twelfth Supplemental Indenture amended the 1993 Indenture with respect to the 9.150% Debentures due 2023, the 7.570% Debentures due 2024 and the 6.950% Debentures due 2028 to, among other things, eliminate substantially all the restrictive covenants and certain events of default, modify notice requirements for redemption and related provisions in the indenture and provide that any and all guarantees of these series of Debentures may be released.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Term Loan Facility

On December 4, 2017, Time Warner entered into the Term Loan Facility with a maturity date of August 18, 2018, with the right to extend the maturity for an additional four months at Time Warner’s election. On December 18, 2017, Time Warner borrowed $2.0 billion under the Term Loan Facility. The interest rate on the loan is based on the credit rating for Time Warner’s senior unsecured long-term debt, and as of December 31, 2017 was LIBOR plus 1.25% per annum.

Revolving Credit Facilities

Time Warner’s revolving credit facilities consist of two $2.5 billion revolving credit facilities that mature on December 18, 2021 (the “Revolving Credit Facilities”). The funding commitments under the Revolving Credit Facilities are provided by a geographically diverse group of 18 major financial institutions based in countries including Canada, France, Germany, Japan, Spain, Switzerland, the United Kingdom and the U.S. In addition, 17 of these financial institutions have been identified by international regulators as among the 30 financial institutions that they deem to be systemically important. None of the financial institutions in the Revolving Credit Facilities account for more than 8% of the aggregate undrawn loan commitments.

Commercial Paper Program

The Company has a commercial paper program, which was established on February 16, 2011 on a private placement basis, under which Time Warner may issue unsecured commercial paper notes up to a maximum aggregate amount not to exceed the unused committed capacity under the Revolving Credit Facilities, which support the commercial paper program. At December 31, 2017, the Company had $2.668 billion of commercial paper outstanding, which is supported by the Revolving Credit Facilities. Unsecured commercial paper notes issued by the Company typically mature in less than 90 days.

Additional Information

The obligations of the borrower under the Term Loan Facility and of each of the borrowers under the Revolving Credit Facilities and the obligations of Time Warner under the commercial paper program and the Company’s outstanding publicly issued debt are directly or indirectly guaranteed on an unsecured basis by Historic TW Inc., Home Box Office and Turner (other than $392 million of outstanding debt publicly issued by Time Warner in 2006, which is not guaranteed by Home Box Office). See Note 9, “Long-Term Debt and Other Financing Arrangements,” to the accompanying consolidated financial statements for additional information regarding the Company’s outstanding debt and other financing arrangements, including certain information about maturities, interest rates, covenants, rating triggers and bank credit agreement leverage ratios relating to such debt and financing arrangements.

Contractual and Other Obligations

Contractual Obligations

In addition to the financing arrangements discussed above, the Company has obligations under certain contractual arrangements to make future payments for goods and services. These contractual obligations secure the future rights to various assets and services to be used in the normal course of operations. For example, the Company is contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with applicable accounting rules currently in effect, the future rights and obligations pertaining to certain firm commitments, such as operating lease obligations and certain purchase obligations under contracts, are not reflected as assets or liabilities in the accompanying Consolidated Balance Sheet.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

The following table summarizes the Company’s aggregate contractual obligations at December 31, 2017, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (millions):

Contractual Obligations (a)
	Total	2018	2019-2020	2021-2022	Thereafter
Purchase obligations:
Network programming obligations (b)	$29,786	$4,020	$6,191	$5,418	$14,157
Creative talent and employment agreements (c)	2,721	1,558	986	136	41
Other purchase obligations (d)	1,368	613	465	88	202

Total purchase obligations	33,875	6,191	7,642	5,642	14,400

Outstanding debt obligations (Note 9)	23,846	5,441	2,050	3,000	13,355
Interest (Note 9)	11,134	955	1,749	1,431	6,999
Capital lease obligations (Note 9)	52	16	26	6	4
Operating lease obligations (Note 17)	1,128	323	307	179	319

Total contractual obligations	$70,035	$12,926	$11,774	$10,258	$35,077

(a)

The table does not include the effects of arrangements that are contingent in nature such as guarantees and other contingent commitments (Note 17). The table does not include the Company’s reserve for uncertain tax positions and related accrued interest and penalties, which at December 31, 2017 totaled $1.815 billion, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty.

The references to Note 9 and Note 17 refer to the notes to the accompanying consolidated financial statements.
(b)

The Turner segment enters into contracts to license sports programming to carry on its television networks. The amounts in the table include minimum payment obligations to sports leagues and organizations (e.g., NCAA, NBA, MLB) to air the programming over the contract period. Included in the table is $14.6 billion payable to the NCAA over the 15 years remaining on the agreement, which does not include amounts recoupable from CBS, $9.0 billion payable to the NBA over the 7 years remaining on the agreements, and $1.3 billion payable to MLB over the 4 years remaining on the agreement. The Turner and Home Box Office segments also enter into licensing agreements with production studios to acquire the rights to air motion pictures and television series. The pricing structures in these contracts vary. Some agreements require a fixed amount per film or television series and others are based on a percentage of the film’s box office receipts (with license fees generally capped at specified amounts), or a combination of both. The amounts included in the table represent obligations for television series and films that had been released theatrically as of December 31, 2017 and are calculated using the actual or estimated box office performance or fixed amounts, based on the applicable agreement.

(c)

The Company’s commitments under creative talent and employment agreements include obligations to executives, actors, producers, writers, and other talent under contractual arrangements, including union contracts and contracts with other organizations that represent such creative talent.

(d)

Other purchase obligations principally include: (1) advertising, marketing, distribution and sponsorship obligations, including minimum guaranteed royalty and marketing payments to vendors and content providers; (2) obligations related to the Company’s postretirement and unfunded defined benefit pension plans; (3) obligations to purchase measurement and data analytics; (4) obligations to purchase information technology licenses and services; (5) obligations related to payments to the NCAA for Basketball Fan Festival rights at the Turner segment; (6) obligations related to funding commitments for certain investees; (7) purchases of DVD and Blu-ray Discs pursuant to a duplication and replication agreement; and (8) obligations to purchase general and administrative items and services.

The Company’s material contractual obligations at December 31, 2017 include:

•

Purchase obligations — represents an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts do not represent all anticipated purchases, but represent only those purchases the Company is contractually obligated to make. The Company also purchases products and services as needed, with no firm commitment. For this reason, the amounts presented in the table alone do not provide a reliable indication of all of the Company’s expected future cash outflows. For purposes of identifying and accumulating purchase obligations, all material contracts meeting the definition of a purchase obligation have been included. For those contracts involving a fixed or minimum quantity, but with variable pricing terms, the Company has estimated the contractual obligation based on its best estimate of the pricing that will be in effect at the time the obligation is

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

incurred. Additionally, the Company has included only the obligations under the contracts as they existed at December 31, 2017, and has not assumed that the contracts will be renewed or replaced at the end of their respective terms. If a contract includes a penalty for non-renewal, the Company has included that penalty, assuming it will be paid in the period after the contract expires. If Time Warner can unilaterally terminate an agreement simply by providing a certain number of days notice or by paying a termination fee, the Company has included the amount of the termination fee or the amount that would be paid over the “notice period.” Contracts that can be unilaterally terminated without incurring a penalty have not been included. In addition, as of December 31, 2017, the Company expects to invest an additional $900 million, excluding interest, in costs related to the construction of its new headquarters building at Hudson Yards through 2019. Because substantially all of this amount is based on actual costs incurred for the Company’s portion of the project and there are neither fixed nor minimum cost provisions in the project agreements, such projected spending amounts have not been included.

•

Outstanding debt obligations — represents the principal amounts due on outstanding debt obligations as of December 31, 2017. Amounts do not include any fair value adjustments, bond premiums, discounts, interest payments or dividends.

•

Interest — represents amounts due based on the outstanding debt balances, interest rates and maturity schedules of the respective instruments as of December 31, 2017. The amount of interest ultimately paid on these instruments may differ based on changes in interest rates.

•	Capital lease obligations — represents the minimum lease payments under noncancelable capital leases, primarily for certain transponder leases at the Home Box Office and Turner segments.

•	Operating lease obligations — represents the minimum lease payments under noncancelable operating leases, primarily for the Company’s real estate and operating equipment.

Most of the Company’s other long-term liabilities reflected in the accompanying Consolidated Balance Sheet have been included in Network programming obligations in the contractual obligations table above, the most significant of which is an approximate $728 million liability for film licensing obligations. However, certain long-term liabilities and deferred credits have been excluded from the table because there are no cash outflows associated with them (e.g., deferred revenue) or because the cash outflows associated with them are uncertain or do not meet the definition of a purchase obligation (e.g., deferred taxes and tax reserves, participations and royalties, deferred compensation and other miscellaneous items).

Contingent Commitments

The Company has certain contractual arrangements that require it to make payments or provide funding if certain circumstances occur. See Note 17, “Commitments and Contingencies,” to the accompanying consolidated financial statements for further discussion.

Customer Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed upon contractual payment obligations. Credit risk in the Company’s businesses originates from sales of various products or services as well as content licenses and is dispersed among many different counterparties. At December 31, 2017, no single customer had a receivable balance greater than 8% of total Receivables. At December 31, 2017, the Company’s exposure to customer credit risk is largely concentrated in the following categories (amounts presented below are net of reserves and allowances):

•

Various television network and SVOD operators for licensed TV and film product of approximately $5.2 billion, of which approximately $3.0 billion related to international television network and SVOD operators;

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

•	Various affiliates and digital distributors for the distribution of television programming and/or OTT services of approximately $2.2 billion;

•	Various advertisers and advertising agencies related to advertising services of approximately $1.1 billion; and

•	Various retailers for home entertainment and games product of approximately $0.7 billion.

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

Interest Rate Risk

Time Warner has issued fixed-rate debt that at December 31, 2017 and 2016 had an outstanding balance of $18.859 billion and $22.715 billion, respectively, and an estimated fair value of $20.442 billion and $24.953 billion, respectively. Based on Time Warner’s fixed-rate debt obligations outstanding at December 31, 2017, a 25 basis point increase or decrease in the level of interest rates would decrease or increase, respectively, the fair value of the fixed-rate debt by approximately $386 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of fixed-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Time Warner has issued variable-rate debt that, at December 31, 2017, had an outstanding balance of $4.668 billion. Based on Time Warner’s variable-rate obligations outstanding at December 31, 2017, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease Time Warner’s annual interest expense and related cash payments by approximately $12 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company’s cash balance of $2.621 billion is invested in short-term variable-rate interest-earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates. Based on Time Warner’s short-term variable-rate interest-earning assets outstanding at December 31, 2017, a 25 basis point increase or decrease in the level of interest rates would have an insignificant impact on pretax income.

Foreign Currency Risk

Time Warner principally uses foreign exchange contracts to hedge the risk related to unremitted or forecasted royalties and license fees owed to Time Warner domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad because such amounts may be adversely affected by changes in foreign currency exchange rates. Similarly, the Company enters into foreign exchange contracts to hedge certain film production costs denominated in foreign currencies as well as other transactions, assets and liabilities denominated in foreign currencies. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner generally hedges a portion of its foreign currency exposures anticipated over a rolling twelve-month period. The hedging period for royalties and license fees generally covers revenues expected to be recognized during the calendar year; however, there is often a lag between the time that revenue is recognized and the transfer of foreign-denominated cash to U.S. dollars. To hedge this exposure, Time Warner uses foreign

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

exchange contracts that generally have maturities of three months to eighteen months and provide continuing coverage throughout the hedging period. At December 31, 2017 and 2016, Time Warner had contracts for the sale and the purchase of foreign currencies at fixed rates as summarized below by currency (millions):

	December 31, 2017		December 31, 2016
	Sales	Purchases	Sales	Purchases
British pound	$1,099	$943	$1,512	$1,356
Euro	1,529	672	1,165	648
Canadian dollar	1,410	973	1,362	810
Australian dollar	597	231	552	339
Other	749	269	887	335

Total	$5,384	$3,088	$5,478	$3,488

Based on the foreign exchange contracts outstanding at December 31, 2017, a 10% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 2017 would result in a decrease of approximately $230 million in the value of such contracts. Conversely, a 10% appreciation of the U.S. dollar would result in an increase of approximately $230 million in the value of such contracts. For a hedge of forecasted royalty or license fees denominated in a foreign currency, consistent with the nature of the economic hedge provided by such foreign exchange contracts, unrealized gains or losses largely would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments. See Note 8, “Derivative Instruments and Hedging Activities,” to the accompanying consolidated financial statements for additional information.

On July 28, 2015, Time Warner issued €700 million aggregate principal amount of 1.95% Notes due 2023. At December 31, 2017, the carrying amount of the Company’s €700 million aggregate principal amount of debt is designated as a hedge of the variability in the Company’s Euro-denominated net investments. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within Accumulated other comprehensive loss, net in the accompanying Consolidated Balance Sheet. For the years ended December 31, 2017 and 2016, such amounts totaled $95 million of losses and $39 million of gains, respectively.

Equity Risk

The Company is exposed to market risk as it relates to changes in the market value of its investments. The Company invests in equity instruments of public and private companies for operational and strategic business purposes. These securities are subject to significant fluctuations in fair market value due to the volatility of the stock markets and the industries in which the companies operate. At December 31, 2017 and 2016, these securities, which are classified in Investments, including available-for-sale securities in the accompanying Consolidated Balance Sheet, included $2.669 billion and $2.347 billion, respectively, of investments accounted for using the equity method of accounting, $229 million and $217 million, respectively, of cost-method investments, $609 million and $560 million, respectively, of investments related to the Company’s deferred compensation program, $49 million and $54 million, respectively, of investments in available-for-sale securities and $368 million and $159 million, respectively, of investments in warrants to purchase common stock of CME.

The potential loss in fair value resulting from a 10% adverse change in the prices of the Company’s equity-method investments, cost-method investments, available-for-sale securities and investments in warrants would be approximately $330 million. The potential loss in fair value resulting from a 10% adverse change in the prices of certain of the Company’s deferred compensation investments accounted for as trading securities would be approximately $20 million. While Time Warner has recognized all declines that are believed to be other-than-temporary, it is reasonably possible that individual investments in the Company’s portfolio may experience an other-than-temporary decline in value in the future if the underlying investee company experiences poor operating results or the U.S. or certain foreign equity markets experience declines in value.

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

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of the forward-looking statements in this report include, but are not limited to, the statements regarding (i) the expected declines in the number of subscribers to multichannel video services provided by traditional affiliates in the U.S.; (ii) the Company’s expectations regarding the impact of the AT&T merger on the Company’s efforts to spur innovation in the media industry and improve the consumer experience and the expected impact of the merger on the Company’s strategy; and (iii) the Company’s expected additional investment in the Hudson Yards development through 2019.

The Company’s forward-looking statements are based on management’s current expectations and assumptions regarding the Company’s business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. The Company’s actual results may vary materially from those expressed or implied in its forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:

•	the occurrence of any event, change or other circumstances that could result in the termination of the Merger Agreement;
•	the outcome and timing of resolution of the DOJ lawsuit;
•	the risk that the necessary regulatory approvals for the proposed merger may not be obtained or may be obtained subject to conditions that are not anticipated;
•	any litigation other than the DOJ lawsuit in connection with the merger;

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

•	risks that one or more of the closing conditions to the merger may not be satisfied in a timely manner;
•	risks related to disruption of management time from ongoing business operations due to the merger;
•	delay in realizing or failure to realize the benefits expected from the merger;
•	the effect of the merger on the ability of Time Warner to retain customers and retain and hire key personnel;
•	the effect of the merger on the ability of Time Warner to maintain relationships with its suppliers;
•	the effect of the merger on Time Warner’s operating results and businesses generally;
•	recent and future changes in technology, services and standards, including alternative methods for the delivery, storage and consumption of digital media and evolving home entertainment formats;
•	changes in consumer behavior, including changes in spending behavior and viewing patterns;
•	changes in the Company’s plans, initiatives and strategies, and the acceptance thereof by consumers, affiliates and other third parties with which the Company does business;
•	changes in the plans, initiatives and strategies of the third parties that distribute, license and/or sell Time Warner’s content;
•	the popularity of the Company’s content;
•	the Company’s ability to enter into or renew affiliate agreements on favorable terms;
•	competitive pressures, including as a result of audience fragmentation, changes in technology and consumer viewing patterns and increased competition from OTT services;
•

changes in advertising market conditions or television advertising expenditures due to various factors related to the disruption of the advertising supported television business model, including further shifts in consumer viewing patterns, decreasing numbers of subscribers to multichannel video services provided by traditional affiliates and declining audience ratings for television programming, as well as other factors such as economic conditions, pressure from public interest groups, changes in laws and regulations and other societal or political developments;

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

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET

(millions, except share amounts)

	December 31,
	2017	2016
ASSETS
Current assets
Cash and equivalents	$2,621	$1,539
Receivables, less allowances of $896 and $981	9,401	8,699
Inventories	2,401	2,062
Prepaid expenses and other current assets	796	1,185

Total current assets	15,219	13,485
Noncurrent inventories and theatrical film and television production costs	8,275	7,916
Investments, including available-for-sale securities	3,924	3,337
Property, plant and equipment, net	2,707	2,510
Intangible assets subject to amortization, net	585	783
Intangible assets not subject to amortization	7,006	7,005
Goodwill	27,776	27,752
Other assets	3,717	3,178

Total assets	$69,209	$65,966

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,916	$7,192
Deferred revenue	711	564
Debt due within one year	5,450	1,947

Total current liabilities	14,077	9,703
Long-term debt	18,294	22,392
Deferred income taxes	1,584	2,678
Deferred revenue	468	486
Other noncurrent liabilities	6,375	6,341
Redeemable noncontrolling interest	35	29
Commitments and Contingencies (Note 17)
Equity
Common stock, $0.01 par value, 1.652 billion and 1.652 billion shares issued and 780 million and 772 million shares outstanding	17	17
Additional paid-in capital	145,077	146,780
Treasury stock, at cost (872 million and 880 million shares)	(47,074)	(47,497)
Accumulated other comprehensive loss, net	(1,437)	(1,510)
Accumulated deficit	(68,208)	(73,455)

Total Time Warner Inc. shareholders’ equity	28,375	24,335
Noncontrolling interest	1	2

Total equity	28,376	24,337

Total liabilities and equity	$69,209	$65,966

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31,

(millions, except per share amounts)

	2017	2016	2015

Revenues	$31,271	$29,318	$28,118
Costs of revenues	(17,647)	(16,376)	(16,154)
Selling, general and administrative	(5,438)	(5,123)	(4,824)
Amortization of intangible assets	(197)	(190)	(189)
Restructuring and severance costs	(120)	(117)	(60)
Asset impairments	(16)	(43)	(25)
Gain (loss) on operating assets, net	67	78	(1)

Operating income	7,920	7,547	6,865
Interest expense, net	(1,005)	(1,161)	(1,163)
Other loss, net	(970)	(1,191)	(256)

Income from continuing operations before income taxes	5,945	5,195	5,446
Income tax provision	(701)	(1,281)	(1,651)

Income from continuing operations	5,244	3,914	3,795
Discontinued operations, net of tax	—	11	37

Net income	5,244	3,925	3,832
Less Net loss attributable to noncontrolling interests	3	1	1

Net income attributable to Time Warner Inc. shareholders	$5,247	$3,926	$3,833

Amounts attributable to Time Warner Inc. shareholders:
Income from continuing operations	$5,247	$3,915	$3,796
Discontinued operations, net of tax	—	11	37

Net income	$5,247	$3,926	$3,833

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	$6.73	$5.00	$4.64
Discontinued operations	—	0.01	0.05

Basic net income per common share	$6.73	$5.01	$4.69

Average basic common shares outstanding	776.6	780.8	814.9

Diluted income per common share from continuing operations	$6.64	$4.94	$4.58
Discontinued operations	—	0.02	0.04

Diluted net income per common share	$6.64	$4.96	$4.62

Average diluted common shares outstanding	790.7	792.3	829.5

Cash dividends declared per share of common stock	$2.0125	$1.6100	$1.4000

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Year Ended December 31,

(millions)

	2017	2016	2015
Net income	$5,244	$3,925	$3,832
Other comprehensive income, net of tax:
Foreign currency translation:
Unrealized gains (losses) occurring during the period	178	(121)	(289)
Reclassification adjustment for losses realized in net income	—	—	5

Change in foreign currency translation	178	(121)	(284)

Securities:
Unrealized gains occurring during the period	1	—	1
Reclassification adjustment for losses realized in net income	1	—	—

Change in securities	2	—	1

Benefit obligations:
Unrealized losses occurring during the period	(98)	(21)	(26)
Reclassification adjustment for losses realized in net income	29	67	22

Change in benefit obligations	(69)	46	(4)

Derivative financial instruments:
Unrealized gains (losses) occurring during the period	(94)	58	88
Reclassification adjustment for (gains) losses realized in net income	56	(47)	(83)

Change in derivative financial instruments	(38)	11	5

Other comprehensive income (loss)	73	(64)	(282)

Comprehensive income	5,317	3,861	3,550
Less Comprehensive loss attributable to noncontrolling interests	3	1	1

Comprehensive income attributable to Time Warner Inc. shareholders	$5,320	$3,862	$3,551

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,

(millions)

	2017	2016	2015
OPERATIONS
Net income	$5,244	$3,925	$3,832
Less Discontinued operations, net of tax	—	(11)	(37)

Net income from continuing operations	5,244	3,914	3,795
Adjustments for noncash and nonoperating items:
Depreciation and amortization	694	669	681
Amortization of film and television costs	9,162	8,324	8,030
Asset impairments	16	43	25
(Gain) loss on investments and other assets, net	(367)	(131)	31
Equity in losses of investee companies, net of cash distributions	191	324	161
Equity-based compensation	227	277	182
Deferred income taxes	(1,010)	236	328
Premiums paid and costs incurred on debt redemption	1,087	1,008	72
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(704)	(1,201)	(112)
Inventories and film costs	(9,574)	(8,774)	(8,526)
Accounts payable and other liabilities	624	631	(200)
Other changes	(496)	(637)	(616)

Cash provided by operations from continuing operations	5,094	4,683	3,851

Cash used by operations from discontinued operations	(15)	(17)	(8)

Cash provided by operations	5,079	4,666	3,843

INVESTING ACTIVITIES
Investments in available-for-sale securities	(1)	(9)	(41)
Investments and acquisitions, net of cash acquired	(706)	(1,228)	(672)
Capital expenditures	(656)	(432)	(423)
Other investment proceeds	367	309	143

Cash used by investing activities	(996)	(1,360)	(993)

FINANCING ACTIVITIES
Borrowings	4,270	3,830	3,768
Debt repayments	(5,001)	(3,304)	(2,344)
Proceeds from exercise of stock options	206	172	165
Excess tax benefit from equity instruments	—	88	151
Principal payments on capital leases	(39)	(14)	(11)
Repurchases of common stock	—	(2,322)	(3,632)
Dividends paid	(1,265)	(1,269)	(1,150)
Other financing activities	(1,172)	(1,103)	(260)

Cash used by financing activities	(3,001)	(3,922)	(3,313)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,082	(616)	(463)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,539	2,155	2,618

CASH AND EQUIVALENTS AT END OF PERIOD	$2,621	$1,539	$2,155

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF EQUITY

(millions)

	Time Warner Shareholders’
	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit) (a)	Total	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2014	$17	$149,282	$(42,445)	$(82,378)	$24,476	$—	$24,476
Net income (b)	—	—	—	3,833	3,833	—	3,833
Other comprehensive loss	—	—	—	(282)	(282)	—	(282)
Cash dividends	—	(1,150)	—	—	(1,150)	—	(1,150)
Common stock repurchases	—	—	(3,600)	—	(3,600)	—	(3,600)
Amounts related primarily to stock options and restricted stock	—	(91)	433	—	342	—	342

BALANCE AT DECEMBER 31, 2015	$17	$148,041	$(45,612)	$(78,827)	$23,619	$—	$23,619

Net income (b)	—	—	—	3,926	3,926	1	3,927
Other comprehensive loss	—	—	—	(64)	(64)	—	(64)
Cash dividends	—	(1,269)	—	—	(1,269)	—	(1,269)
Common stock repurchases	—	—	(2,307)	—	(2,307)	—	(2,307)
Noncontrolling interests of acquired businesses	—	—	—	—	—	1	1
Amounts related primarily to stock options and restricted stock	—	8	422	—	430	—	430

BALANCE AT DECEMBER 31, 2016	$17	$146,780	$(47,497)	$(74,965)	$24,335	$2	$24,337

Net income (b)	—	—	—	5,247	5,247	(1)	5,246
Other comprehensive loss	—	—	—	73	73	—	73
Cash dividends (c)	—	(1,583)	—	—	(1,583)	—	(1,583)
Amounts related primarily to stock options and restricted stock	—	(120)	423	—	303	—	303

BALANCE AT DECEMBER 31, 2017	$17	$145,077	$(47,074)	$(69,645)	$28,375	$1	$28,376

(a)	Includes Accumulated other comprehensive loss, net.
(b)	Net income excludes losses of $2 million, $2 million and $1 million for the years ended December 31, 2017, 2016 and 2015, respectively, relating to redeemable noncontrolling interests.
(c)

Consistent with the Agreement and Plan of Merger with AT&T Inc. dated as of October 22, 2016, Time Warner has aligned the timing of its quarterly dividend with the timing of AT&T Inc.’s dividend, and, on December 18, 2017, Time Warner declared its first quarter 2018 dividend of $0.4025 per share of common stock, which was paid in cash on February 1, 2018 to shareholders of record at the close of business on January 10, 2018.

See accompanying notes.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Time Warner Inc. (“Time Warner” or the “Company”) is a leading media and entertainment company, whose businesses include television networks, and film and TV entertainment. Time Warner classifies its operations into three reportable segments: Turner: consisting principally of cable networks and digital media properties; Home Box Office: consisting principally of premium pay television services and a service that delivers video content to consumers over the internet (“OTT service”) domestically and premium pay, basic tier television and OTT services internationally; and Warner Bros.: consisting principally of television, feature film, home video and game production and distribution.

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

Significant estimates and judgments inherent in the preparation of the consolidated financial statements include accounting for asset impairments, multiple-element transactions, allowances for doubtful accounts, depreciation and amortization, the determination of ultimate revenues as it relates to amortization or impairment of capitalized film and programming costs and participations and residuals, home video and game product returns, business combinations, pension and other postretirement benefits, equity-based compensation, income taxes, contingencies, litigation matters, reporting revenue for certain transactions on a gross versus net basis, and the determination of whether the Company should consolidate certain entities.

Accounting Guidance Adopted in 2017

Share-Based Payments

On January 1, 2017, the Company adopted, on a prospective basis, new accounting guidance that changes the reporting for certain aspects of share-based payments. The guidance requires that the income tax effects of share-based awards be recognized in the Income tax provision in the Consolidated Statement of Operations when the awards vest or are settled. Under the previous guidance, excess tax benefits and deficiencies were recognized in Additional paid-in capital in the Consolidated Balance Sheet. For the years ended December 31, 2017 and 2016, the amount of excess tax benefits, net of deficiencies, recognized in Income tax provision and Additional paid-in capital, respectively, was $149 million and $82 million, respectively. In addition, because excess tax benefits are no longer recognized in Additional paid-in capital, such amounts are no longer included in the determination of assumed proceeds in applying the treasury stock method when computing earnings per share. Another aspect of the new guidance also requires that excess tax benefits be classified as a cash flow from operating activities in the Consolidated Statement of Cash Flows. Under the previous guidance, excess tax benefits were classified as a cash flow from financing activities. Excess tax benefits presented as a cash flow from operating activities was $150 million for the year ended December 31, 2017. Excess tax benefits presented as a cash flow from financing activities were $88 million and $151 million for the years ended December 31, 2016 and 2015, respectively. The other aspects of this new guidance did not have a material effect on the Company’s consolidated financial statements.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounting Guidance Not Yet Adopted

Derivatives and Hedging

In August 2017, guidance was issued related to hedge accounting. The guidance principally: (i) expands hedge accounting for both financial and non-financial risk components, (ii) eliminates the separate measurement and presentation of hedge ineffectiveness, (iii) changes the presentation of hedge results to require that changes in the value of hedging instruments be presented in the same income statement line item as the earnings effect of the hedged item, and (iv) simplifies the method to assess hedge effectiveness. This guidance will become effective for all existing hedge relationships on January 1, 2019. The Company is evaluating the impact this guidance will have on its consolidated financial statements.

Modification of Share-Based Payments

In May 2017, guidance was issued that clarifies when changes to the terms and conditions of share-based awards must be accounted for as modifications. The guidance does not change the accounting treatment for modifications. The guidance became effective for the Company on January 1, 2018 and will be adopted on a prospective basis. The guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Net Periodic Benefit Costs

In March 2017, guidance was issued that requires that an employer disaggregate the service cost component from the other components of net periodic benefit costs relating to defined benefit pension and other postretirement benefit plans. While the service cost component of net periodic benefit costs will continue to be presented as an operating expense, the other components will be recorded outside of operating income in the Consolidated Statement of Operations. For the years ended December 31, 2017 and 2016, net periodic benefit costs relating to defined benefit pension and other postretirement benefit plans were $22 million and $46 million, respectively. Included in each of these amounts for both years was $4 million related to the service cost component. The guidance became effective for the Company on January 1, 2018 and will be adopted on a retrospective basis.

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

Definition of a Business

In January 2017, guidance was issued that changes the definition of a business for accounting purposes. Under the new guidance, an entity first determines whether substantially all of the fair value of a set of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of assets is not deemed to be a business. If the threshold is not met, the entity then evaluates whether the set of assets meets the requirement to be deemed a business, which at a minimum, requires there to be an input and a substantive process that together significantly contribute to the ability to create outputs. The guidance became effective on a prospective basis for the Company on January 1, 2018 and is not expected to have a material impact on the Company’s consolidated financial statements.

Restricted Cash

In November 2016, guidance was issued that requires that a statement of cash flows present the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. The guidance became effective for the Company on January 1, 2018 and will be adopted on a retrospective basis. The guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Intra-Entity Transfers of Assets Other than Inventory

In October 2016, guidance was issued that requires entities to recognize the income tax consequences of an intercompany transfer of an asset other than inventory when the transfer occurs, rather than deferring the income tax consequences of the intercompany transfer of assets until the asset has been sold to a third party. The guidance became effective for the Company on January 1, 2018 and will be adopted on a modified retrospective basis. The guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, guidance was issued that clarifies the presentation of certain cash receipts and payments in a company’s statement of cash flows. The guidance primarily relates to the classification of cash flows associated with certain (i) debt transactions, (ii) contingent consideration arrangements related to business combinations, (iii) insurance claims and policies, (iv) distributions received from equity method investees and (v) securitization transactions. The guidance became effective for the Company on January 1, 2018 and will be adopted on a retrospective basis. The guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting for Leases

In February 2016, guidance was issued regarding accounting for leases. The main difference between the current guidance and the new guidance is the recognition by the lessee of lease assets and liabilities for those leases it classified as operating leases under the current guidance. Under the new guidance, the recognition, measurement and presentation of expenses and cash flows arising from a lease as well as the lessor accounting model have not significantly changed from current guidance. This guidance also requires qualitative and quantitative disclosures of key information about leasing arrangements. The new guidance will become effective on a modified retrospective basis for the Company on January 1, 2019. The Company is still evaluating the impact of the new guidance on its consolidated financial statements. Because the Company is a party to approximately 2,000 operating leases with future minimum rental commitments at December 31, 2017 of $1.128 billion, it expects that the impact of recognizing lease assets and liabilities for these operating leases will be significant to the Consolidated Balance Sheet.

Recognition and Measurement of Financial Assets and Liabilities

In January 2016, guidance was issued that makes limited changes to the accounting for financial instruments. The changes primarily relate to (i) the requirement to measure equity investments in unconsolidated subsidiaries, other than those accounted for under the equity method of accounting, at fair value, with changes in the fair value recognized in earnings, (ii) an alternative approach for the measurement of equity investments that do not have a readily determinable fair value, (iii) the elimination of the other-than-temporary impairment model and its replacement with a requirement to perform a qualitative assessment to identify the impairment of equity investments, and a requirement to recognize impairment losses in earnings based on the difference between the fair value and the carrying value of the equity investment, (iv) the elimination of the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost, (v) the addition of a requirement to use the exit price concept when measuring the fair value of financial instruments for disclosure purposes and (vi) the addition of a requirement to present financial assets and financial liabilities separately in the notes to the financial statements, grouped by measurement category (e.g., fair value, amortized cost, lower of cost or market) and by form of financial asset (e.g., loans, securities). The guidance became effective for the Company on January 1, 2018 and will be adopted by means of a cumulative effect adjustment to the Consolidated Balance Sheet and will be applied prospectively to equity securities without readily determinable fair values that exist as of that date. The guidance is not expected to have a material impact on the Company’s consolidated financial statements.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue Recognition

In May 2014, guidance was issued that establishes a new revenue recognition framework in GAAP for all companies and industries. The core principle of the new guidance is that an entity should recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for those goods or services. The guidance includes a five-step framework to determine the timing and amount of revenue to recognize related to contracts with customers. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework. The new guidance became effective on January 1, 2018 and can be adopted using either a full or modified retrospective basis.

The Company has completed its assessment of the impact of adopting this new guidance and does not expect that the adoption will have a material impact on the Company’s reported operating results. The Company’s assessment is based on the conclusion that there will not be significant changes in the way it will record subscription revenue, advertising revenue, and a significant portion of its content revenue. Although the Company does not expect the impact of adopting the new guidance to be material, there are several areas where the Company’s revenue recognition is expected to change as compared with historical GAAP. The more significant of these areas are as follows:

i.

Renewals of Licenses of Intellectual Property — Under the prior guidance, when the term of an existing license agreement is extended, without any other changes to the provisions of the license, revenue for the renewal period is recognized on the date the renewal is agreed to contractually. Under the new guidance, revenue for the renewed license term cannot be recognized until the date the renewal term begins. This change will result in delayed revenue recognition as compared with current revenue recognition guidance. The Company expects that this change will primarily impact the Warner Bros. segment, but it will also, to a lesser degree, impact the Home Box Office and Turner segments.

ii.

License of Content Library — Under the prior guidance, when a company licenses a completed library of content and agrees to refresh the library with new content as it becomes available, and the licensee is not entitled to a refund if no further library titles are delivered, revenue is recognized once access to the library is granted to the licensee. Pursuant to the new guidance, because there is an implicit obligation for the company to refresh the library with additional content in the future, the company will need to estimate the additional content it will deliver in the future and allocate a portion of the transaction price to that content. As compared with the prior guidance, this will result in a deferral of a portion of the transaction price until delivery of future library content. The Company expects this change will primarily impact the Home Box Office segment.

iii.

Licenses of Symbolic Intellectual Property — Certain intellectual property, such as brands, tradenames and logos, is categorized in the new guidance as “symbolic” intellectual property. An assumption inherent in the new guidance is that a licensee’s ability to derive benefit from a license of symbolic intellectual property depends on the licensor continuing to support or maintain the intellectual property throughout the license term. Accordingly, under the new guidance, revenue from licenses of symbolic intellectual property is recognized over the corresponding license term. In certain arrangements where the Company has no remaining performance obligations, under the prior guidance, revenue from licenses of symbolic intellectual property is recognized at the inception of the license term. Therefore, the new guidance will result in a deferral of revenue recognition as compared to prior guidance. This change will primarily impact the Warner Bros. segment.

iv.

Minimum Fees in Multi-Year Affiliate Distribution Arrangements — In several international affiliate arrangements, and more recently in certain multi-year virtual multichannel video programming distributor (“virtual MVPD”) arrangements, the Company is paid an annual minimum guarantee that can vary from year to year. Under the prior guidance, the Company generally recognized the annual minimum guarantee fee ratably within each discrete annual period. In accordance with the new guidance, the Company is required to recognize the cumulative minimum guaranteed fees ratably over the contract term as it continuously delivers the content. Depending on how the minimum guaranteed fees vary in each contract year, this could result in an acceleration of revenue into earlier contractual years or a deferral of revenue into later contractual years as compared with the prior guidance. This change will primarily impact the Home Box Office and Turner segments.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Also, under the new guidance, the Company will present certain sales incentives, such as sales returns and price protection reserves, as liabilities instead of as contra-asset allowances within Receivables. The Company adopted the guidance on January 1, 2018 and will use the modified retrospective method of adoption.

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

The Securities and Exchange Commission (“SEC”) considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by Time Warner’s management and the related disclosures have been reviewed with the Audit and Finance Committee of the Board of Directors of the Company. Due to the significant judgment involved in selecting certain of the assumptions used in these areas, it is possible that different parties could choose different assumptions and reach different conclusions. The Company considers the policies relating to the following matters to be critical accounting policies:

•	Impairment of Goodwill and Intangible Assets (see pages 95 to 96);

•	Film and Television Production Cost Recognition, Participations and Residuals and Impairments (see page 100);

•	Licensed Programming Inventory Cost Recognition and Impairment (see page 101);

•	Gross versus Net Revenue Recognition (see pages 99 to 100);

•	Sales Returns and Pricing Rebates (see page 99); and

•	Income Taxes (see page 103).

Cash and Equivalents

Cash equivalents consist of investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. The Company monitors concentrations of credit risk with respect to Cash and equivalents by placing such balances with higher quality financial institutions or investing such amounts in liquid, short-term, highly-rated instruments or investment funds holding similar instruments. As of December 31, 2017, the majority of the Company’s Cash and equivalents were invested with banks with a credit rating of at least A and in Rule 2a-7 money market mutual funds. At December 31, 2017, the Company did not have more than $500 million invested in any single bank or money market mutual fund.

Allowance for Doubtful Accounts

The Company monitors customer credit risk related to accounts receivable, including unbilled trade receivables primarily related to the distribution of television product. Significant judgments and estimates are involved in evaluating if such amounts will ultimately be fully collected. Each of the Company’s businesses maintains a comprehensive approval process prior to issuing credit to third-party customers. Counterparties that are determined to be of a higher risk are evaluated to assess whether the credit terms previously granted to them should be modified. The Company monitors customers’ accounts receivable aging, and a provision for estimated uncollectible amounts is maintained based on customer payment levels, historical experience and management’s views on trends in the overall receivable agings. In addition, for larger accounts, the Company performs analyses of risks on a customer-specific basis. At December 31, 2017 and 2016, total reserves for doubtful accounts were approximately $162 million and $193 million, respectively. For the years ended December 31, 2017, 2016 and 2015, the Company recognized $11 million, $38 million and $63 million of bad debt expense, respectively.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

HBO LAG is a VIE because the Company’s ownership interest (88%) and voting rights (50%) in this entity are disproportionate and because other conditions were met. The Company has determined that it is not the primary beneficiary of this VIE because voting control is shared equally with the other investor and, therefore, the Company does not have the power to direct the activities that most significantly impact the entity’s economic performance. The carrying value of the Company’s investment in HBO LAG was $535 million as of both December 31, 2017 and 2016. The investment in HBO LAG is intended to enable the Company to more broadly leverage its programming and digital strategy in the territories served by HBO LAG and to capitalize on growing opportunities in such territories. The Company provides programming as well as certain services, including distribution, licensing and technological and administrative support, to HBO LAG. HBO LAG is financed through cash flows from its operations, and the Company is not obligated to provide HBO LAG any additional financial support. In addition, the assets of HBO LAG are not available to settle the Company’s obligations.

The Company has entered into agreements related to the construction and development of office and studio space in the Hudson Yards development on the west side of Manhattan in order to move its Corporate headquarters and New York City-based employees to the new space. The Company funds its proportionate share of the costs for the construction and development through HYNTH, a limited liability company that is controlled by the developer of the Hudson Yards development project and managed by an affiliate of the developer. HYNTH is a VIE because the equity investment at risk is not sufficient to permit HYNTH to carry on its activities without additional subordinated financial support. The Company is not the primary beneficiary of HYNTH because it does not have the power to direct the activities that most significantly impact the entity’s economic performance. As of December 31, 2017 and 2016, the carrying value of the Company’s investment in HYNTH, which is accounted for using the equity method, was approximately $1.086 billion and $729 million, respectively. Based on construction cost estimates and space projections as of December 31, 2017, the Company expects to invest an additional $900 million, excluding interest, in the Hudson Yards development project through 2019.

Investments

Investments in common stock in companies in which Time Warner has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally presumed to exist when Time Warner owns between 20% and 50% of the voting interests in the investee, holds substantial management rights or holds an interest greater than 3% in an investee that is a limited liability partnership or limited liability corporation that is treated as a flow-through entity.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The company regularly reviews its investments for impairment. See “Asset Impairments” below for additional information.

Foreign Currency Translation

Financial statements of subsidiaries whose functional currency is not the U.S. Dollar are translated at the rates of exchange on the balance sheet date for assets and liabilities and at average rates of exchange for revenues and expenses during the period. Translation gains or losses on assets and liabilities are included as a component of Accumulated other comprehensive loss, net.

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

	December 31,		Estimated Useful Lives
	2017	2016
Land (a)	$269	$268	n/a
Buildings and improvements	1,757	1,641	7 to 30 years
Capitalized software costs	2,045	2,029	3 to 7 years
Furniture, fixtures and other equipment (b)	3,226	3,017	3 to 10 years

	7,297	6,955
Accumulated depreciation	(4,590)	(4,445)

Total	$2,707	$2,510

(a)	Land is not depreciated.
(b)	Includes $380 million and $183 million of construction in progress as of December 31, 2017 and 2016, respectively.

Intangible Assets

Time Warner has a significant number of intangible assets, including acquired film and television libraries and other copyrighted products and tradenames. Time Warner does not recognize the fair value of internally generated intangible

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

assets. Intangible assets acquired in business combinations are recorded at the acquisition date fair value in the Consolidated Balance Sheet. Acquired film libraries are amortized using the film forecast computation model. For more information, see “Film and Television Production Cost Recognition, Participations and Residuals and Impairments” below and Note 3.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

For 2017, the Company elected to perform a qualitative assessment of impairment of Goodwill and concluded that it was more likely than not that the fair value of each reporting unit was in excess of its respective carrying value. Accordingly, the 2017 assessment did not result in any impairments of the Company’s Goodwill. In reaching this conclusion, the Company considered the results of prior quantitative assessments and underlying trends and assumptions used in determining fair value, including the value proposed by AT&T in connection with the pending AT&T merger.

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

In 2017, the Company elected to perform a qualitative assessment for its intangible assets not subject to amortization and concluded that it was more likely than not the fair value of each of the Company’s intangible assets not subject to amortization was in excess of its respective carrying value.

Long-Lived Assets

Long-lived assets such as property, plant and equipment and finite-lived intangible assets (e.g., tradenames, customer lists and film libraries), do not require that an annual impairment test be performed; instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the more likely than not disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Once a triggering event has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. The impairment test for assets held for continued use requires a comparison of cash flows expected to be generated over the useful life of an asset or group of assets (“asset group”) against the carrying value of the asset group. An asset group is established by identifying the lowest level of cash flows generated by the asset or group of assets that are largely independent of the cash flows of other assets. If the intent is to hold the asset group for continued use, the impairment test first requires a comparison of estimated undiscounted future cash flows generated by the asset group against its carrying value. If the carrying value exceeds the estimated undiscounted future cash flows, an impairment would be measured as the difference between the estimated fair value of the asset group and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset group. If the intent is to hold the asset group for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of authority have approved the sale, and there is an active program to locate a buyer), the impairment test involves comparing the asset group’s carrying value to its estimated fair value. To the extent the carrying value is greater than the estimated fair value, an impairment loss is recognized for the difference. Significant judgments in this area involve determining the appropriate asset group level at which to test, determining whether a triggering event has occurred, determining the future cash flows for the assets involved and selecting the appropriate discount rate to be applied in determining estimated fair value. For more information, see Note 3.

Accounting for Pension Plans

The Company and certain of its subsidiaries have both funded and unfunded defined benefit pension plans, the substantial majority of which are noncontributory, covering certain domestic employees and, to a lesser extent, have various defined benefit plans, primarily noncontributory, covering certain international employees. Pension benefits are based on formulas that reflect the participating employees’ qualifying years of service and compensation. Time Warner’s largest defined benefit pension plan is closed for new employees and frozen to future benefit accruals. Time Warner uses a December 31 measurement date for its plans. The pension expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return on plan assets, the interest factor implied by the discount rate and the rate of compensation increases. For more information, see Note 14.

Equity-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in Costs of revenues or Selling, general and administrative expenses depending on the job function of the grantee on a straight-line basis (net of estimated forfeitures) over the period during which an employee is required to provide services in exchange for the award. Except for special retention restricted stock units (“RSUs”) granted in connection with entering into the Merger Agreement (see Note 13), the total grant-date fair value of an equity award granted to an employee who has reached a specified age and years of service as of the grant date is recognized as compensation expense immediately upon grant as there is no required service period.

The grant-date fair value of a RSU is determined based on the closing sale price of the Company’s common stock on the NYSE Composite Tape on the date of grant.

Performance stock units (“PSUs”) are subject to a performance condition such that the number of PSUs that ultimately vest generally depends on the adjusted earnings per share (“Adjusted EPS”) achieved by the Company during a three-year performance period compared to targets established at the beginning of the period. The PSUs are also subject to a market condition and the number of PSUs that vest can be increased or decreased based on the Company’s cumulative total shareholder return (“TSR”) relative to the TSR of the other companies in the S&P 500 Index for the performance period. Because the terms of the PSUs provide discretion to make certain adjustments to the performance calculation, the service inception date of these awards precedes the grant date. Accordingly, the Company recognizes compensation expense beginning on the service inception date and remeasures the fair value of the PSU until a grant date occurs, which is typically after the completion of the required service period. PSUs, as well as RSUs granted to certain senior executives, also were subject to a performance condition based on an adjusted net income target for a one-year period that, if not achieved, would result in the forfeiture of the awards.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Content Revenue

Feature films typically are produced or acquired for initial exhibition in theaters, followed by distribution, generally commencing within three years of such initial exhibition, through sales of feature films in physical format, electronic sell-through, video-on-demand, OTT services, premium cable, basic cable and broadcast networks. Revenues from film rentals by theaters are recognized as the films are exhibited. Revenues from sales of feature films in physical format are recognized at the later of the delivery date or the date that the DVDs or Blu-ray Discs are made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns, rebates and pricing allowances. Revenues from the licensing of feature films for electronic sell-through or video-on-demand are recognized when the product has been purchased by and made available to the consumer to either download or stream. Revenues from the distribution of feature films through OTT services, premium cable, basic cable and broadcast networks are recognized when the films are available to the licensee.

Television programs and series are initially produced for broadcast networks, cable networks, first-run television syndication or OTT services and may be subsequently licensed for international or domestic cable, syndicated television and OTT services, as well as sold in physical format and via electronic delivery. Revenues from the distribution of television programming through broadcast networks, cable networks, first-run syndication and OTT services are recognized when the programs or series are available to the licensee, except for consideration to be received from the exhibition of advertising, where the revenue is valued and recognized when the related advertisements are exhibited. In certain circumstances, pursuant to the terms of the applicable contractual arrangements, the availability dates granted to customers may precede the date the Company may bill the customers for these sales. Unbilled accounts receivable, which primarily relate to the distribution of television programming at Warner Bros., totaled $5.136 billion and $4.573 billion at December 31, 2017 and December 31, 2016, respectively. Included in the unbilled accounts receivable at December 31, 2017 was $2.856 billion that is to be billed in the next twelve months. Revenues from sales of television programming in physical format are recognized at the later of the delivery date or the date that the DVDs or Blu-ray Discs are made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns, rebates and pricing allowances. Revenues from the licensing of television programs and series for electronic sell-through or video-on-demand are recognized when the product has been purchased by and made available to the consumer to either download or stream. Revenues from the distribution of television programming through OTT services are recognized when the television programs or series are available to the licensee.

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

Revenues from the sales of console games are recognized at the later of the delivery date or the date that the product is made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns, rebates and pricing allowances.

Subscription Revenue

Subscription revenues from the Company’s cable networks and premium pay and basic tier television services are recognized over the license period as programming is provided to affiliates or digital distributors based on negotiated

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

contractual programming rates. When a distribution contract with an affiliate has expired and a new distribution contract has not been executed, revenues are based on estimated rates, giving consideration to factors including the previous contractual rates, inflation, current payments by the affiliate and the status of the negotiations on a new contract. When the new distribution contract terms are finalized, an adjustment to Subscription revenues is recorded, if necessary, to reflect the new terms. Such adjustments historically have not been significant.

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

Sales Returns and Pricing Rebates

Management’s estimate of product sales that will be returned and pricing rebates to grant is an area of judgment affecting Revenues and Net income. In estimating product sales that will be returned, management analyzes vendor sales of the Company’s product, historical return trends, current economic conditions, and changes in customer demand. Based on this information, management reserves a percentage of any product sales that provide the customer with the right of return. The provision for such sales returns is reflected as a reduction in the revenues from the related sale. In estimating the reserve for pricing rebates, management considers the terms of the Company’s agreements with its customers that contain targets which, if met, would entitle the customer to a rebate. In those instances, management evaluates the customer’s actual and forecasted purchases to determine the appropriate reserve. At December 31, 2017 and 2016, total reserves for sales returns (which also reflects reserves for certain pricing allowances provided to customers) primarily related to home entertainment products (e.g., DVDs, Blu-ray Discs and games) and were $734 million and $788 million, respectively. An incremental change of 1% in the Company’s estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) would have resulted in an approximate $28 million impact on the Company’s total Revenues for the year ended December 31, 2017. This revenue impact would have been partially offset by a corresponding impact on related expenses depending on the margin associated with a specific film or game and other factors.

Gross versus Net Revenue Recognition

In the normal course of business, the Company may act as an intermediary or an agent with respect to the sale of third-party products or services (e.g., arrangements where Warner Bros. distributes a film owned by a third party). In addition, the Company may use an intermediary to sell its products or services (e.g., arrangements involving the distribution of HBO NOW). In connection with these arrangements, the Company must determine whether to report revenue based on the gross amount billed to the ultimate customer or on the net amount received from the customer after commissions and other payments to third parties. To the extent revenues are recorded on a gross basis, any commissions or other payments to third parties are recorded as expense so that the net amount (gross revenues less expense) is reflected in Operating Income. Accordingly, the impact on Operating Income is the same whether the Company records revenue on a gross or net basis.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For example, Warner Bros. acts as an intermediary when it provides distribution services for independent third-party companies for the worldwide distribution of theatrical films, home video, television programs and/or games. The independent third-party company may retain final approval over the distribution, marketing, advertising and publicity for each film or game in all media, including the timing and extent of the releases, the pricing and packaging of packaged goods units and approval of all television licenses. Warner Bros. records revenue generated in these distribution arrangements on a gross basis when it (i) is the merchant of record for the licensing arrangements, (ii) is the licensor/contracting party, (iii) provides the materials to licensees, (iv) handles the billing and collection of all amounts due under such arrangements and (v) bears the risk of loss related to distribution advances and/or the packaged goods inventory. If Warner Bros. does not bear the risk of loss as described in the previous sentence, the arrangements are accounted for on a net basis.

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

Prior to the theatrical release of a film, management bases its estimates of ultimate revenues for each film on factors such as the historical performance of similar films, the star power of the lead actors, the rating and genre of the film, pre-release market research (including test market screenings), international distribution plans and the expected number of theaters in which the film will be released. In the absence of revenues directly related to the exhibition of a film or television program that is owned by the Company on the Company’s television networks or premium pay television or OTT services, management estimates a portion of the unamortized costs that are representative of the utilization of that film or television program in that exhibition and expenses such costs as the film or television program is exhibited. The period over which ultimate revenues are estimated is generally not to exceed ten years from the initial release of a motion picture or from the date of delivery of the first episode of an episodic television series. Management updates such estimates based on information available during the film’s production and, upon release, the actual results of each film. Changes in estimates of ultimate revenues from period to period affect the amount of production costs amortized in a given period and, therefore, could have an impact on the segment’s financial results for that period. For example, prior to a film’s release, the Company often will test market the film to the film’s targeted demographic. If the film is not received favorably, the Company may (i) reduce the film’s estimated ultimate revenues, (ii) revise the film, which could cause the production costs to increase, or (iii) perform a combination of both. Similarly, a film that generates lower-than-expected theatrical revenues in its initial weeks of release would have its theatrical, home video and television distribution ultimate revenues adjusted downward. The Company recorded production cost amortization of $5.110 billion, $4.745 billion and $4.384 billion in 2017, 2016 and 2015, respectively. Included in production cost amortization are theatrical film impairments, primarily related to pre-release films, of $22 million, $69 million and $80 million in 2017, 2016 and 2015, respectively.

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

Other Inventory

Inventories other than film and television production costs and licensed programming inventory consist primarily of DVDs, Blu-ray Discs and game development costs and are stated at the lower of cost or net realizable value. Cost is

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

determined using the average cost method. Returned goods included in Inventory are valued at estimated realizable value, but not in excess of cost. For more information, see Note 7.

Game development costs are expensed as incurred before the applicable games reach technological feasibility. Upon release, the capitalized game development costs are amortized based on the greater of the amount computed using (i) the proportion of the game’s revenues recognized for such period to the game’s total current and anticipated revenues or (ii) the straight-line method over the remaining economic life of the game. Unamortized capitalized game production and development costs are stated at the lower of cost, less accumulated amortization, or net realizable value and reported in Other assets on the Consolidated Balance Sheet. At December 31, 2017 and 2016, there were $266 million and $247 million, respectively, of unamortized computer software costs related to games. Amortization of such costs was $156 million, $101 million and $214 million for the years ended December 31, 2017, 2016 and 2015, respectively. Included in such amortization are writedowns to net realizable value of certain game production costs of $5 million, $20 million and $17 million in 2017, 2016 and 2015, respectively.

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

In most cases, the form of the co-financing arrangement is the sale of an interest in a film to an investor. Warner Bros. generally records the amounts received for the sale of an interest as a reduction of the costs of the film, as the investor assumes full control and risk for that share of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, in each period the Company reflects in the Consolidated Statement of Operations either a charge or benefit to Costs of revenues to reflect the estimate of the third-party investor’s interest in the profits or losses incurred on the film. The estimate of the third-party investor’s interest in profits or losses incurred on the film is determined using the film forecast computation method. For the years ended December 31, 2017, 2016 and 2015, net participation costs related to third party investors of $262 million, $249 million and $406 million, respectively, were recorded in Costs of revenues.

The aggregate programming rights fee, production costs, advertising revenues and sponsorship revenues related to the NCAA Tournament and related programming are shared equally by Turner and CBS. However, if the amount paid for the

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

programming rights fee and production costs in any given year exceeds advertising and sponsorship revenues for that year, CBS’ share of such shortfall is limited to specified annual amounts (the “loss cap”), ranging from approximately $30 million to $45 million. The amounts incurred by the Company pursuant to the loss cap during the years ended December 31, 2017 and 2016 were not significant. In accounting for this arrangement, the Company records Advertising revenues for the advertisements aired on Turner’s networks and amortizes Turner’s share of the programming rights fee based on the ratio of current period advertising revenues to its estimate of total advertising revenues over the term of the arrangement.

Advertising Costs

Time Warner expenses advertising costs as they are incurred, which generally is when the advertising is exhibited or aired. Advertising expense to third parties was $2.528 billion in 2017, $2.386 billion in 2016 and $2.586 billion in 2015.

Income Taxes

Income taxes are provided using the asset and liability method, such that income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating losses, capital losses and tax credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and general business credit carryforwards acquired in acquisitions accounted for using the purchase method of accounting is recognized in the Consolidated Statement of Operations. Tax credits received for the production of film or television programming are offset against the cost of inventory capitalized. Deferred tax assets are included in Other assets in the Consolidated Balance Sheet.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The merger is conditioned on the receipt of certain antitrust and other required regulatory consents. On November 20, 2017, the United States Department of Justice (the “DOJ”) filed a lawsuit in the United States District Court for the District of Columbia (the “Court”) under a federal antitrust statute to enjoin the merger. The Court has set March 19, 2018 as the start date for the trial. Time Warner intends to vigorously contest the action. In addition, Time Warner and AT&T have agreed to extend the termination date of the Merger Agreement to April 22, 2018, and each has agreed to waive, until June 21, 2018, its right to terminate the Merger Agreement if the merger is not completed by April 22, 2018.

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

Goodwill

The following summary of changes in the Company’s Goodwill during the years ended December 31, 2017 and 2016, by reportable segment and in total, is as follows (millions):

	Turner	Home Box Office	Warner Bros.	Total
Balance at December 31, 2015	$14,108	$7,433	$6,148	$27,689
Acquisitions, dispositions and adjustments, net	16	—	85	101
Translation adjustments	1	—	(39)	(38)

Balance at December 31, 2016	$14,125	$7,433	$6,194	$27,752
Acquisitions, dispositions and adjustments, net	(19)	—	2	(17)
Translation adjustments	7	—	34	41

Balance at December 31, 2017	$14,113	$7,433	$6,230	$27,776

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The carrying amount of goodwill for all periods presented was net of accumulated impairments of $13.338 billion and $4.091 billion at the Turner segment and the Warner Bros. segment, respectively.

The performance of the Company’s annual impairment analysis did not result in any impairments of Goodwill for any of the years in the three-year period ended December 31, 2017. Refer to Note 1 for a discussion of the 2017 annual impairment test.

The increase in Goodwill at the Warner Bros. segment for the year ended December 31, 2016 was primarily related to several insignificant acquisitions made during 2016, offset in part by the sale of its Flixster business. See Note 4 for additional information.

Intangible Assets

There were no impairments of intangible assets during the year ended December 31, 2017. During the years ended December 31, 2016 and 2015, the Company recorded impairments of $25 million and $1 million, respectively, at the Turner segment.

The Company’s intangible assets subject to amortization and related accumulated amortization consist of the following (millions):

	December 31, 2017			December 31, 2016
	Gross	Accumulated Amortization(a)	Net	Gross	Accumulated Amortization(a)	Net
Film library	$3,430	$(3,062)	$368	$3,432	$(2,914)	$518
Brands, tradenames and other intangible assets	707	(490)	217	702	(437)	265

Total	$4,137	$(3,552)	$585	$4,134	$(3,351)	$783

(a)

The film library has a weighted-average remaining life of approximately 3 years and is amortized using a film forecast computation methodology. Amortization of brands, tradenames and other intangible assets subject to amortization is provided generally on a straight-line basis over their respective useful lives.

The Company recorded amortization expense of $197 million in 2017 compared to $190 million in 2016 and $189 million in 2015. Amortization expense may vary in the future as acquisitions, dispositions and impairments, if any, occur and as purchase price allocations are finalized. The Company’s estimated amortization expense for the succeeding five years ended December 31 is as follows (millions):

	2018	2019	2020	2021	2022
Estimated amortization expense	$167	$155	$139	$39	$35

4.	DISPOSITIONS AND ACQUISITIONS

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Summary of Discontinued Operations

Discontinued operations, net of tax, for the year ended December 31, 2016 was income of $11 million ($0.02 of diluted income per common share). Of this amount, a loss of $29 million, net of tax ($0.03 of diluted loss from discontinued operations per common share) related to pension settlement charges related to businesses the Company previously disposed of. Discontinued operations, net of tax, for the year ended December 31, 2016 also included income of $40 million ($0.05 of diluted income from discontinued operations per common share), related to additional tax benefits associated with certain foreign tax attributes of Warner Music Group (“WMG”), which the Company disposed of in 2004.

Discontinued operations, net of tax, for the year ended December 31, 2015 was income of $37 million ($0.04 of diluted net income per common share), primarily related to the final resolution of a tax indemnification obligation associated with the disposition of WMG.

5.	INVESTMENTS

Time Warner’s investments, by category, consist of (millions):

	December 31,
	2017	2016
Equity-method investments	$2,669	$2,347
Fair-value and other investments:
Deferred compensation investments, recorded at fair value	156	150
Deferred compensation insurance-related investments, recorded at cash surrender value	453	410
Available-for-sale securities	49	54
Equity warrants	368	159

Total fair-value and other investments	1,026	773
Cost-method investments	229	217

Total	$3,924	$3,337

Available-for-sale securities are recorded at fair value in the Consolidated Balance Sheet, and the realized gains and losses are included as a component of Other loss, net in the Consolidated Statement of Operations. The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale securities are set forth below (millions):

	December 31,
	2017	2016
Cost basis	$24	$32
Gross unrealized gains	25	23
Gross unrealized losses	—	(1)

Fair value	$49	$54

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Gains and losses reclassified from Accumulated other comprehensive loss, net to Other loss, net in the Consolidated Statement of Operations are determined based on the specific identification method.

CME

Central European Media Enterprises Ltd. (“CME”) is a publicly-traded broadcasting company operating leading networks in six Central and Eastern European countries. As of December 31, 2017, the Company had an approximate 46% voting interest in CME’s common stock and an approximate 75% ownership interest in CME (on a fully diluted basis).

As of December 31, 2017, the Company owned 61.4 million shares of CME’s Class A common stock and 1 share of Series A convertible preferred stock, which is convertible into 11.2 million shares of CME’s Class A common stock and votes with the Class A common stock on an as-converted basis. The Company accounts for its investment in CME’s Class A common stock and Series A convertible preferred stock under the equity method of accounting. Although the book value of the Company’s equity method investment in CME has been reduced to zero through the recognition of equity method losses, the Company has continued to record equity method losses because it has guaranteed an aggregate amount of €905 million of CME’s obligations (as described below). The amount of such equity method losses at December 31, 2017 was $29 million and is presented in Other noncurrent liabilities on the Consolidated Balance Sheet. In addition, in connection with these guarantees, the Company recognized a liability at the inception of each respective arrangement based on the estimated fair value of the applicable guarantee. At December 31, 2017, the carrying value of liabilities associated with such guarantees was $174 million, which is also included in Other noncurrent liabilities on the Consolidated Balance Sheet. In June 2017, the CME financing arrangements guaranteed by the Company were amended such that the lenders agreed that the pending merger of the Company with AT&T will not constitute an event of default under a change in control provision included in the financing arrangements, and that the loans to CME will remain outstanding following the closing of the AT&T merger.

As of December 31, 2017, the Company owned all of the outstanding shares of CME’s Series B convertible redeemable preferred shares, which are non-voting and may be converted into 109.2 million shares of CME’s Class A common stock at the Company’s option. The Series B convertible redeemable preferred shares accrete in value until June 24, 2018 at an annual rate of 3.75% compounded quarterly. The Company accounts for its investment in CME’s Series B convertible redeemable preferred shares under the cost method of accounting.

As of December 31, 2017, the Company held 101 million warrants each to purchase one share of CME Class A common stock. The warrants, which became exercisable in May 2016, have a four-year term that expires in May 2018, an exercise price of $1.00 per share and do not contain any voting rights. The warrants are carried at fair value in Investments, including available-for-sale securities in the Consolidated Balance Sheet, which at December 31, 2017, was $368 million.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On February 19, 2016, Time Warner and CME agreed to amend and restate the CME Revolving Credit Facility to reduce the size of the facility to $50 million as of January 1, 2018 and to extend its term from December 2017 to February 2021. Amounts outstanding under the CME Revolving Credit Facility bear interest at a rate based on CME’s net leverage. Beginning in April 2016, CME must pay a portion of the interest for each applicable quarterly interest period in cash and may, at CME’s option, pay the remainder in kind by adding such amount to the outstanding principal amount of the CME Revolving Credit Facility. The CME Revolving Credit Facility also contains a commitment fee on the average daily unused amount under the facility of 0.50% per annum. As of December 31, 2017, there were no amounts outstanding under the CME Revolving Credit Facility.

Time Warner Guarantees of CME Debt

On November 14, 2014, Time Warner and CME entered into an agreement pursuant to which Time Warner agreed to assist CME in refinancing $261 million aggregate principal amount of its Senior Convertible Notes due 2015 (the “2015 Notes”) and €240 million aggregate principal amount of its Senior Notes due 2017 (the “2017 Notes”). In connection with this agreement, CME entered into a credit agreement (the “2014 Credit Agreement”) with third-party financial institutions the same day for a €251 million senior unsecured term loan (the “2014 Term Loan”) that was funded in December 2014 and had a maturity date of November 1, 2017, which was extended to November 1, 2018 in February 2016. Time Warner has guaranteed CME’s obligations under the 2014 Credit Agreement for a fee to be paid to Time Warner semi-annually. CME used the proceeds of the 2014 Term Loan to redeem the 2017 Notes. CME also entered into unsecured interest rate hedge arrangements to protect against changes in the interest rate on the 2014 Term Loan during its term. Time Warner has also guaranteed CME’s obligations under the hedge arrangements. On February 5, 2018, CME entered into an amendment to extend the maturity of the 2014 Term Loan from November 1, 2018 to May 1, 2019. CME repaid €50 million of the outstanding principal amount of the 2014 Term Loan during 2017 and also in February 2018.

On September 30, 2015, CME entered into a credit agreement (the “2015 Credit Agreement”) with third-party financial institutions for a €235 million senior unsecured term loan that was funded in November 2015 and matures on November 1, 2019. Time Warner has guaranteed CME’s obligations under the 2015 Credit Agreement for a fee to be paid to Time Warner semi-annually. CME used the proceeds of the term loan to repay the $261 million aggregate principal amount of the 2015 Notes at maturity on November 15, 2015. As consideration for assisting CME in refinancing the 2015 Notes, Time Warner also earned a commitment fee of $9 million, which accrues interest at a rate of 8.5%. In November 2015, CME entered into unsecured interest rate hedge arrangements to protect against changes in the interest rate on the term loan during its term. Time Warner has guaranteed CME’s obligations under the hedge arrangements.

On February 19, 2016, CME Media Enterprises B.V. (“CME BV”), a subsidiary of CME, entered into a credit agreement (the “2016 Credit Agreement”) with third-party financial institutions for a €469 million senior unsecured term loan (the “2016 Term Loan”) that was funded in April 2016 and matures on February 19, 2021. Time Warner has guaranteed CME BV’s obligations under the 2016 Credit Agreement for a fee to be paid to Time Warner semi-annually. In April 2016, CME used cash on hand and the proceeds of the 2016 Term Loan to repay in their entirety both its Senior Secured Notes and the TW Term Loan. Time Warner received approximately $485 million in connection with CME’s repayment of the Senior Secured Notes and the TW Term Loan. As consideration for assisting CME in refinancing its debt due in 2017, Time Warner earned a fee equal to 1% of the aggregate principal amount of the 2016 Term Loan borrowed at funding. Prior to the funding, CME BV entered into unsecured interest rate hedge arrangements to protect against changes in the interest rate on the 2016 Term Loan during its term, and Time Warner has guaranteed CME BV’s obligations under such arrangements.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On March 2, 2017, Time Warner, CME and CME Media Enterprises B.V. (“CME BV”), a wholly owned subsidiary of CME, entered into an amendment (the “2017 Amendment”) to the Amended and Restated Reimbursement Agreement, dated as of November 14, 2014, and as amended and restated as of February 19, 2016. Effective March 1, 2017, the 2017 Amendment reduced the guarantee fees payable by CME and CME BV to Time Warner for Time Warner’s guarantees of CME’s obligations under the 2014 Credit Agreement and the 2015 Credit Agreement as well as CME BV’s obligation under the 2016 Credit Agreement. The reduced fee to be paid to Time Warner for each of these guarantees is equal to a rate (the “all-in” rate) ranging between 5% and 8.5%, measured quarterly based on CME’s consolidated net leverage ratio, less the interest rate on the term loans. A portion of the fee equal to 5.0% less the interest rate on the term loans is payable in cash by CME and CME BV and the remainder may be payable in cash or in kind, at CME’s option. The 2017 Amendment also provides that if CME’s consolidated debt level is less than €815 million by September 30, 2018, the all-in rate will be decreased further by 50 basis points. In addition, if there is a change in control of CME, the all-in rate will increase to the lower of (i) the then applicable guarantee fee payable to Time Warner plus 3.5% and (ii) 10.0% on the date that is 180 days following such change of control. The 2017 Amendment did not affect the terms of the guarantees the Company provided to CME’s and CME BV’s lenders under the term loans.

Equity-Method Investments

At December 31, 2017, investments accounted for using the equity method included the Company’s investments in the Class A common stock and Series A convertible preferred stock of CME, HBO LAG (88% owned), Hulu, HYNTH and certain other ventures that are generally 20% to 50% owned.

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

Gain on Investments, Net

For the year ended December 31, 2017, the Company recognized net gains of $116 million, reflecting $99 million related to the sale of its interest in the Omni Atlanta hotel joint venture and $17 million related to miscellaneous investments. For the years ended December 31, 2016 and 2015, the Company recognized net gains of $86 million and $59 million, respectively, related to miscellaneous investments. These gains have been reflected in Other loss, net in the Consolidated Statement of Operations.

Investment Writedowns

For the years ended December 31, 2017, 2016 and 2015, the Company incurred writedowns to reduce the carrying value of certain investments that experienced other-than-temporary impairments, as set forth below (millions):

	December 31,
	2017	2016	2015
Equity-method investments	$—	$2	$2
Cost-method investments	22	11	6
Available-for-sale securities	3	—	19

Total	$25	$13	$27

These amounts have been reflected in Other loss, net in the Consolidated Statement of Operations.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

While Time Warner has recognized all declines that are believed to be other-than-temporary as of December 31, 2017, it is reasonably possible that individual investments in the Company’s portfolio may experience other-than-temporary declines in value in the future if the underlying investees experience adverse changes in their financial condition or poor operating results or if there is a significant decline in the market value of a debt or equity security held by the Company in relation to its cost basis.

6.       FAIR VALUE MEASUREMENT

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of December 31, 2017 and December 31, 2016, respectively (millions):

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Diversified equity securities (a)	$168	$—	$—	$168	$163	$—	$—	$163
Available-for-sale securities:
Equity securities	18	—	—	18	17	—	—	17
Debt securities	—	31	—	31	—	37	—	37
Derivatives:
Foreign exchange contracts	—	4	—	4	—	153	—	153
Other	—	—	369	369	—	—	161	161
Liabilities:
Derivatives:
Foreign exchange contracts	—	(50)	—	(50)	—	(9)	—	(9)
Other	—	—	(1)	(1)	—	—	—	—

Total	$186	$(15)	$368	$539	$180	$181	$161	$522

(a)	Consists of investments related to deferred compensation.

The Company primarily applies the market approach for valuing recurring fair value measurements. As of December 31, 2017 and 2016, assets valued using significant unobservable inputs (Level 3) primarily related to warrants to purchase shares of Class A common stock of CME valued at $368 million and $159 million, respectively. The Company estimates the fair value of these warrants using a Monte Carlo Simulation model. Significant unobservable inputs used in the fair value measurement at December 31, 2017 are an expected term of 0.20 years and an expected volatility of approximately 42%. As of December 31, 2017 and 2016, the other Level 3 assets consisted of equity instruments held by employees of a former subsidiary of the Company. As of December 31, 2017, Level 3 liabilities consisted of a liability related to contingent consideration.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reconciles the beginning and ending balances of net derivative assets and liabilities classified as Level 3 and identifies the total gains (losses) the Company recognized during the years ended December 31, 2017 and 2016 on such assets and liabilities that were included in the Consolidated Balance Sheet as of December 31, 2017 and 2016 (millions):

	December 31,
	2017	2016
Balance as of the beginning of the period	$161	$173
Total gains (losses), net:
Included in operating income	—	2
Included in other loss, net	209	(19)
Included in other comprehensive income (loss)	—	—
Purchases	—	—
Settlements	(1)	5
Issuances	(1)	—
Transfers in and/or out of Level 3	—	—

Balance as of the end of the period	$368	$161

Net income (loss) for the period included in net income related to assets and liabilities still held as of the end of the period	$209	$(19)

Other Financial Instruments

The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at December 31, 2017, the fair value of Time Warner’s public debt exceeded its carrying value by approximately $1.583 billion and, based on interest rates prevailing at December 31, 2016, the fair value of Time Warner’s public debt exceeded its carrying value by approximately $2.238 billion. The fair value of Time Warner’s public debt is considered a Level 2 measurement as it is based on observable market inputs such as current interest rates and, where available, actual sales transactions. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt is retired prior to its maturity. See Note 9 for a discussion of the Company’s debt tender offers.

Information as of December 31, 2017 about the Company’s investments in CME that are not required to be carried at fair value on a recurring basis is as follows (millions):

	Carrying Value	Fair Value	Fair Value Hierarchy
Class A common stock (a)	$—	$338	Level 1
Series B convertible redeemable preferred shares	—	508	Level 2

(a)	Includes 1 share of Series A convertible preferred stock.

The fair values of the Company’s investments in CME’s Class A common stock (including Series A convertible preferred stock) and Series B convertible redeemable preferred shares are primarily determined by reference to the December 31, 2017 closing price of CME’s common stock.

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

During the years ended December 31, 2017 and December 31, 2016, the Company performed fair value measurements related to certain theatrical films and television programs. In determining the fair value of its theatrical films, the Company employs a DCF methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros.) plus a risk premium representing the risk associated with producing a particular theatrical film. The fair value of any theatrical films and television programs that management plans to abandon is zero. Because the primary determination of fair value is made using a DCF model, the resulting fair value is considered a Level 3 measurement. The following table presents certain theatrical film and television production costs, which were recorded as inventory in the Consolidated Balance Sheet, that were written down to fair value (millions):

	Carrying value before write down	Carrying value after write down
Fair value measurements made during the year ended December 31,:
2017	$165	$67
2016	285	128

During the year ended December 31, 2016, the Company also performed an impairment review of a broadcast license at an international subsidiary of Turner. As a result, the Company recorded a noncash impairment of $25 million to write down the value of the asset to $10 million. The resulting fair value measurements were considered to be Level 3 measurements and were determined using a DCF methodology with assumptions for cash flows associated with the use and eventual disposition of the assets.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.       INVENTORIES AND THEATRICAL FILM AND TELEVISION PRODUCTION COSTS

Inventories and theatrical film and television production costs consist of (millions):

	December 31,
	2017	2016
Inventories:
Programming costs, less amortization (a)	$3,859	$3,625
Other inventory, primarily DVDs and Blu-ray Discs	186	184

Total inventories	4,045	3,809
Less current portion of inventory	(2,401)	(2,062)

Total noncurrent inventories	1,644	1,747

Theatrical film production costs: (b)
Released, less amortization	709	818
Completed and not released	502	460
In production	1,219	1,286
Development and pre-production	152	133
Television production costs: (b)
Released, less amortization	1,844	1,618
Completed and not released	835	841
In production	1,357	995
Development and pre-production	13	18

Total theatrical film and television production costs	6,631	6,169

Total noncurrent inventories and theatrical film and television production costs	$8,275	$7,916

(a)	Includes the costs of certain programming rights, primarily sports, for which payments have been made prior to the related rights being received.
(b)

Does not include $368 million and $518 million of acquired film library intangible assets as of December 31, 2017 and December 31, 2016, respectively, which are included in Intangible assets subject to amortization, net in the Consolidated Balance Sheet.

Approximately 90% of unamortized film costs for released theatrical and television content are expected to be amortized within three years from December 31, 2017. In addition, approximately $2.6 billion of the film costs of released and completed and not released theatrical and television product are expected to be amortized during the twelve-month period ending December 31, 2018.

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

Net gains and losses from hedging activities recognized in the Consolidated Statement of Operations were as follows (millions):

	Year Ended December 31,
	2017	2016	2015
Gains (losses) recognized in:
Cost of revenues	$(84)	$81	$127
Selling, general and administrative	(17)	14	21
Other income (loss), net	27	(34)	(26)

Amounts included in Other income (loss), net include the impact of forward points and option premiums, which are excluded from the assessment of hedge effectiveness. Other amounts included in Other income (loss), net relate to hedge of foreign-currency-denominated debt and hedge ineffectiveness, which are not material.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions and has entered into collateral agreements with these counterparties to further protect the Company in the event of deterioration of the credit quality of such counterparties on outstanding transactions. Additionally, netting provisions are included in agreements in situations where the Company executes multiple contracts with the same counterparty. For such foreign exchange contracts, the Company offsets the fair values of the amounts owed to or due from the same counterparty and classifies the net amount as a net asset or net liability within Prepaid expenses and other current assets or Accounts payable and accrued liabilities, respectively, in the Consolidated Balance Sheet. The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to Time Warner’s use of foreign currency derivatives at December 31, 2017 and December 31, 2016 (millions):

	December 31,
	2017 (a)	2016 (b)
Prepaid expenses and other current assets	$4	$153
Accounts payable and accrued liabilities	(50)	(9)

(a)

Includes $77 million of qualifying hedges and $9 million of economic hedges of foreign exchange derivative contracts in asset positions and $132 million of qualifying hedges of foreign exchange derivative contracts in liability positions.

(b)

Includes $297 million ($272 million of qualifying hedges and $25 million of economic hedges) and $153 million ($141 million of qualifying hedges and $12 million of economic hedges) of foreign exchange derivative contracts in asset and liability positions, respectively.

At December 31, 2017 and December 31, 2016, $9 million of losses and $46 million of gains, respectively, related to cash flow hedges are recorded in Accumulated other comprehensive loss, net and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in Accumulated other comprehensive loss, net at December 31, 2017 and December 31, 2016 are net losses of $1 million and $3 million, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

At December 31, 2017, the carrying amount of the Company’s €700 million aggregate principal amount of debt due 2023 is designated as a hedge of the variability in the Company’s Euro-denominated net investments. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within Accumulated other comprehensive loss, net in the Consolidated Balance Sheet. For the years ended December 31, 2017 and 2016, such amounts totaled $95 million of losses and $39 million of gains, respectively.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.       LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The Company’s long-term debt and other financing arrangements consist of bank credit facilities, a commercial paper program, fixed-rate public debt and other obligations. The principal amounts of long-term debt adjusted for premiums, discounts and issuance costs consist of (millions):

	December 31,
	2017	2016
Fixed-rate public debt	$18,859	$22,715
Bank credit facilities and commercial paper program	4,668	1,394
Other obligations	217	230

Subtotal	23,744	24,339
Debt due within one year	(5,450)	(1,947)

Total long-term debt	$18,294	$22,392

The Company’s unused committed capacity as of December 31, 2017 was $4.968 billion, including $2.621 billion of Cash and equivalents. At December 31, 2017, $2.0 billion was outstanding under the Term Loan Facility, as defined below, there were no borrowings outstanding under the Revolving Credit Facilities, as defined below, and $2.668 billion of commercial paper was outstanding under the commercial paper program. The Term Loan Facility, Revolving Credit Facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted-average interest rate on Time Warner’s total debt was 4.32% and 4.97% at December 31, 2017 and 2016, respectively.

Bank Credit Facilities and Commercial Paper Program

Term Loan Facility

On December 4, 2017, Time Warner entered into a $2.0 billion senior unsecured delayed draw term loan facility (the “Term Loan Facility”) with a maturity date of August 18, 2018, with the right to extend the maturity for an additional four months at Time Warner’s election. On December 18, 2017, Time Warner borrowed $2.0 billion under the Term Loan Facility. The interest rate on the loan is based on the credit rating for Time Warner’s senior unsecured long-term debt, and as of December 31, 2017 was LIBOR plus 1.25% per annum, which equaled 2.75%. The covenants in the Term Loan Facility include a maximum consolidated leverage ratio covenant of 4.5 times the consolidated EBITDA, as defined in the Term Loan Facility, of Time Warner, but exclude any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in Time Warner’s financial condition or results of operations. The terms and related financial metrics associated with the leverage ratio are defined in the Term Loan Facility. At December 31, 2017, the Company was in compliance with the leverage covenant, with a consolidated leverage ratio of approximately 2.55 times. Time Warner’s obligations under the Term Loan Facility are directly or indirectly guaranteed, on an unsecured basis, by Historic TW Inc. (“Historic TW”), Home Box Office and Turner.

Revolving Credit Facilities

Time Warner has $5.0 billion of senior unsecured credit facilities (the “Revolving Credit Facilities”), which consist of two $2.5 billion revolving credit facilities, that mature on December 18, 2021. At December 31, 2017, there were no borrowings outstanding under the Revolving Credit Facilities. As described below, $2.668 billion of commercial paper outstanding as of December 31, 2017 is supported by the Revolving Credit Facilities.

The permitted borrowers under the Revolving Credit Facilities are Time Warner and Time Warner International Finance Limited (“TWIFL” and, together with Time Warner, the “Borrowers”). The interest rate on borrowings and facility

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

fees under the Revolving Credit Facilities are the same for both revolving credit facilities and are based on the credit rating for Time Warner’s senior unsecured long-term debt. Based on the credit rating as of December 31, 2017, the interest rate on borrowings under the Revolving Credit Facilities would be LIBOR plus 1.10% per annum and the facility fee was 0.15% per annum.

The Revolving Credit Facilities provide same-day funding and multi-currency capability, and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The covenants in the Revolving Credit Facilities include a maximum consolidated leverage ratio covenant of 4.5 times the consolidated EBITDA, as defined in the Revolving Credit Facilities, of Time Warner, but exclude any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in Time Warner’s financial condition or results of operations. The terms and related financial metrics associated with the leverage ratio are defined in the Revolving Credit Facilities. At December 31, 2017, the Company was in compliance with the leverage covenant, with a consolidated leverage ratio of approximately 2.55 times. Borrowings under the Revolving Credit Facilities may be used for general corporate purposes, and unused credit is available to support borrowings by Time Warner under its commercial paper program. The Revolving Credit Facilities also contain certain events of default customary for credit facilities of this type (with customary grace periods, as applicable). The Borrowers may from time to time, so long as no default or event of default has occurred and is continuing, increase the commitments under either or both of the Revolving Credit Facilities by up to $500 million per facility by adding new commitments or increasing the commitments of willing lenders. The obligations of each of the Borrowers under the Revolving Credit Facilities are directly or indirectly guaranteed, on an unsecured basis, by Historic TW, Home Box Office and Turner. The obligations of TWIFL under the Revolving Credit Facilities are also guaranteed by Time Warner.

Commercial Paper Program

The Company has a commercial paper program, which was established on February 16, 2011 on a private placement basis, under which Time Warner may issue unsecured commercial paper notes up to a maximum aggregate amount not to exceed the unused committed capacity under the $5.0 billion Revolving Credit Facilities, which support the commercial paper program. Unsecured commercial paper notes issued by the Company typically mature in less than 90 days. Proceeds from the commercial paper program may be used for general corporate purposes. The obligations of the Company under the commercial paper program are directly or indirectly guaranteed, on an unsecured basis, by Historic TW, Home Box Office and Turner. As of December 31, 2017, the Company had $2.668 billion of commercial paper outstanding, which is supported by the Revolving Credit Facilities.

Public Debt

Time Warner and one of its subsidiaries have various public debt issuances outstanding. At issuance, the maturities of these outstanding series of debt ranged from five to 40 years and the interest rates on debt with fixed interest rates ranged from 1.95% to 9.15%. At December 31, 2017 and 2016, the weighted average interest rate on the Company’s outstanding fixed-rate public debt was 4.86% and 5.23%, respectively. At December 31, 2017, the Company’s fixed-rate public debt had maturities ranging from 2018 to 2045.

Debt Tender Offers

On December 22, 2017, Time Warner purchased through cash tender offers $3.5 billion aggregate principal amount of its outstanding debt from the following series (the “Debentures”): 9.150% Debentures due 2023, 7.570% Debentures due 2024, 6.850% Debentures due 2026, 6.950% Debentures due 2028, 6.625% Debentures due 2029, 7.625% Debentures due 2031, 7.700% Debentures due 2032, 8.300% Discount Debentures due 2036, 6.500% Debentures due 2036, 6.200% Debentures due 2040, 6.100% Debentures due 2040 and 6.250% Debentures due 2041, each of which continues to have amounts outstanding. The premiums paid and costs incurred in connection with this purchase were $1.087 billion for the year ended December 31, 2017 and were recorded in Other loss, net in the accompanying Consolidated Statement of Operations. The Company funded the purchase price through a combination of cash on hand and borrowings under the Company’s bank

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

credit facilities and commercial paper program. The Company also solicited consents from the holders of certain series of Debentures to amend certain provisions of the indentures governing the Debentures. The requisite consents were received to effect the proposed amendments with respect to three series of Debentures, and, accordingly, on December 22, 2017, the Company entered into the Twelfth Supplemental Indenture (the “Twelfth Supplemental Indenture”) to the Indenture, dated as of January 15, 1993 (the “1993 Indenture”). The Twelfth Supplemental Indenture amended the 1993 Indenture with respect to the 9.150% Debentures due 2023, the 7.570% Debentures due 2024 and the 6.950% Debentures due 2028 to, among other things, eliminate substantially all the restrictive covenants and certain events of default, modify notice requirements for redemption and related provisions in the indenture and provide that any and all guarantees of these series of Debentures may be released.

Maturities of Public Debt

The Company’s public debt matures as follows (millions):

	2018	2019	2020	2021	2022	Thereafter
Debt	$600	$650	$1,400	$2,000	$1,000	$13,356

Covenants and Credit Rating Triggers

Each of the credit agreements for the Term Loan Facility and the Revolving Credit Facilities (the “Credit Agreements”) and the Company’s public debt indentures contain customary covenants. A breach of the covenants in the Credit Agreements that continues beyond any grace period constitutes a default, which can limit the Company’s ability to borrow and can give rise to a right of the lenders to terminate the Term Loan Facility and the Revolving Credit Facilities and/or require immediate payment of any outstanding debt. A breach of the covenants in the public debt indentures beyond any grace period constitutes a default, which can require immediate payment of the outstanding debt. There are no credit ratings-based defaults or covenants in the Credit Agreements or public debt indentures.

The interest rate on borrowings under the Term Loan Facility and the Revolving Credit Facilities and the facility fees are based in part on the Company’s credit ratings. Therefore, if the Company’s credit ratings are lowered, the cost of maintaining the Term Loan Facility and the Revolving Credit Facilities and the cost of borrowing increase and, conversely, if the ratings improve, such costs decrease. As of December 31, 2017, the Company’s investment grade debt ratings were as follows: Fitch BBB+, Moody’s Baa2, and S&P BBB.

As of December 31, 2017, the Company was in compliance with all covenants in the Credit Agreements and its public debt indentures. The Company does not anticipate that it will have any difficulty in the foreseeable future complying with the covenants in its Credit Agreements or public debt indentures.

Other Obligations

Other long-term debt obligations consist of capital lease and other obligations, including committed financings by subsidiaries under local bank credit agreements. At December 31, 2017 and 2016, the weighted average interest rate for other long-term debt obligations was 3.12% and 3.18%, respectively. Other long-term debt obligations of $183 million mature in 2018.

Capital Leases

The Company has entered into various leases primarily related to network equipment that qualify as capital lease obligations. As a result, the present value of the remaining future minimum lease payments is recorded as a capitalized lease asset and related capital lease obligation in the Consolidated Balance Sheet. Assets recorded under capital lease obligations totaled $144 million and $118 million as of December 31, 2017 and 2016, respectively. Related accumulated amortization totaled $80 million and $64 million as of December 31, 2017 and 2016, respectively.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future minimum capital lease payments at December 31, 2017 are as follows (millions):

2018	$16
2019	15
2020	11
2021	5
2022	1
Thereafter	4

Total	52
Amount representing interest	(5)

Present value of minimum lease payments	47
Current portion	(14)

Total long-term portion	$33

10.    INCOME TAXES

Domestic and foreign income before income taxes and discontinued operations are as follows (millions):

	Year Ended December 31,
	2017	2016	2015
Domestic	$4,645	$4,356	$4,733
Foreign	1,300	839	713

Total	$5,945	$5,195	$5,446

Current and Deferred income taxes (tax benefits) provided on Income from continuing operations are as follows (millions):

	Year Ended December 31,
	2017	2016	2015
Federal:
Current	$1,257	$693	$844
Deferred (a)	(1,040)	216	349
Foreign:
Current (b)	369	342	337
Deferred	31	(2)	(29)
State and Local:
Current	85	10	142
Deferred	(1)	22	8

Total (c)	$701	$1,281	$1,651

(a)	Includes a tax rate change benefit of $885 million in 2017 attributable to U.S. tax reform legislation enacted at the end of the year.
(b)	Includes foreign withholding taxes of $285 million in 2017, $264 million in 2016 and $236 million in 2015.
(c)	Excludes excess tax benefits from equity awards allocated directly to contributed capital of $88 million in 2016 and $151 million in 2015.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below (millions):

	Year Ended December 31,
	2017	2016	2015
Taxes on income at U.S. federal statutory rate	$2,081	$1,818	$1,906
State and local taxes, net of federal tax effects	60	56	68
Domestic production activities deduction	(146)	(141)	(101)
Foreign rate differential	(204)	(176)	(129)
Impact of U.S. federal tax reform	(843)	—	—
Excess tax benefits on share-based compensation	(149)	—	—
Change in tax method of accounting for film and TV cost amortization	—	(224)	—
Other	(98)	(52)	(93)

Total	$701	$1,281	$1,651

Significant components of Time Warner’s net deferred tax liabilities are as follows (millions):

	December 31,
	2017	2016
Deferred tax assets:
Tax attribute carryforwards (a)	$292	$435
Royalties, participations and residuals	257	344
Other	1,343	1,825
Valuation allowances (a)	(287)	(463)

Total deferred tax assets	$1,605	$2,141

Deferred tax liabilities:
Assets acquired in business combinations	$1,688	$2,752
Unbilled television receivables	794	1,086
Other	596	856

Total deferred tax liabilities	3,078	4,694

Net deferred tax liability	$1,473	$2,553

(a)

The Company has recorded valuation allowances for certain tax attribute carryforwards and other deferred tax assets due to uncertainty that exists regarding future realizability. The tax attribute carryforwards consist of $18 million of tax credits, $2 million of capital losses and $272 million of net operating losses that expire in varying amounts from 2018 through 2037. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed and recognized in the Consolidated Statement of Operations.

The Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017. The Tax Reform Act made significant changes to the Federal tax code, including a reduction in the Federal corporate statutory tax rate from 35% to 21%. The Tax Reform Act also made changes to the Federal taxation of foreign earnings and to the timing of recognition of certain revenue and expenses and the deductibility of certain business expenses.

The Company has not completed its accounting for the income tax effects of the Tax Reform Act. However, as described below, the Company is able to make a reasonable estimate of the impact of certain changes and has recognized a provisional tax benefit of $843 million in the Consolidated Statement of Operations for the year ended December 31, 2017. This benefit was derived primarily from a reduction of the value of the Company’s net deferred tax liabilities as a result of the decrease in the Federal tax rate. In addition, the provisional tax benefit includes an estimate of the

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

effects of a one-time transition tax on most of the Company’s post-1986 unremitted foreign earnings, partially offset by the reversal of existing deferred tax liabilities related to such earnings that were not previously deferred from U.S. income taxes. Provisional estimates were also made with regard to the Company’s deductions under the Tax Reform Act’s new expensing provisions, the Company’s deferred tax assets related to executive compensation deductions and foreign tax credits, and foreign withholding taxes and state and local income taxes related to foreign earnings subject to the one-time transition tax. During 2018, the Company plans to complete its analysis and recognize any adjustments to the provisional tax benefit. Accordingly, the ultimate impact of the Tax Reform Act may differ from the provisional amount recognized due to, among other things, changes in estimates resulting from the receipt or calculation of final data, changes in interpretations of the Tax Reform Act, and additional regulatory guidance that may be issued. The accounting for the impact of the Tax Reform Act is expected to be completed during the quarter ended September 30, 2018 when the Company’s 2017 U.S. Federal corporate income tax return is expected to be filed.

The Company considers post-1986 unremitted foreign earnings subjected to the one-time transition tax not to be indefinitely reinvested as such earnings can be repatriated without any significant incremental tax costs. U.S. income and foreign withholding taxes have not been recorded on temporary differences related to investments in certain foreign subsidiaries as such differences are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability with respect to such investments is not practicable.

On February 9, 2018, the Federal Bipartisan Budget Act of 2018 was enacted. The Act included a retroactive extension for the 2017 tax year of a previously expired tax provision that allows for the immediate expensing of certain film production costs. The Company anticipates that this provision of the Act will result in a tax benefit to continuing operations of approximately $125 million for the three months ending March 31, 2018.

For accounting purposes, the Company records share-based compensation expense and a related deferred tax asset for the future tax deductions it may receive. For income tax purposes, the Company receives a tax deduction equal to the stock price on the date that an RSU (or PSU) vests or the excess of the stock price over the exercise price of an option upon exercise. The deferred tax asset consists of amounts relating to individual unvested and/or unexercised share-based compensation awards; accordingly, deferred tax assets related to certain equity awards may currently be in excess of the tax benefit ultimately received. The applicable accounting rules require that the deferred tax asset related to a share-based compensation award be reduced only at the time the award vests (in the case of an RSU or PSU), is exercised (in the case of a stock option) or otherwise expires or is canceled. On January 1, 2017, the Company adopted, on a prospective basis, new accounting guidance that changes the reporting for certain aspects of share-based payments. One aspect of the guidance requires that the income tax effects of share-based payments be recognized in the Income tax provision in the Consolidated Statement of Operations when the awards vest or are settled. Under the previous guidance, excess tax benefits and deficiencies were generally recognized in Additional paid-in capital in the Consolidated Balance Sheet.

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

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, from January 1 through December 31 are set forth below (millions):

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$1,325	$1,330	$1,327
Additions for prior year tax positions	96	154	61
Additions for current year tax positions	66	81	62
Reductions for prior year tax positions	(110)	(203)	(75)
Settlements	(5)	(29)	(40)
Lapses in statute of limitations	(12)	(8)	(5)

Ending balance	$1,360	$1,325	$1,330

Should the Company’s position with respect to these uncertain tax positions be upheld, the significant majority of the effect would be recorded in the Consolidated Statement of Operations as part of the Income tax provision.

During the year ended December 31, 2017, the Company recorded an increase to interest reserves in the Consolidated Statement of Operations of approximately $53 million and made interest payments of approximately $2 million in connection with settlements reached during 2017. During the year ended December 31, 2016, the Company recorded an increase to interest reserves in the Consolidated Statement of Operations of approximately $58 million and made interest payments of approximately $17 million in connection with settlements reached during 2016. The amount accrued for interest and penalties as of December 31, 2017 and 2016 was $474 million and $423 million, respectively. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.

In the Company’s judgment, uncertainties related to certain tax matters are reasonably possible of being resolved during the next twelve months. The effect of the resolutions of these matters, a portion of which could vary based on the final terms and timing of actual settlements with taxing authorities, is estimated to be a reduction of recorded unrecognized tax benefits ranging from $0 to $260 million, the majority of which would lower the Company’s effective tax rate. The Company does not otherwise currently anticipate that its reserves related to uncertain income tax positions as of December 31, 2017 will significantly increase or decrease during the twelve-month period ended December 31, 2018; however, various events could cause the Company’s current expectations to change in the future.

During the year ended December 31, 2014, the Company recognized a tax benefit of $687 million primarily related to the reversal of certain tax reserves, including related interest accruals, in connection with a Federal tax settlement on the examination of the Company’s 2005–2007 tax returns. Certain matters involving the Company’s capital loss carryforward and research and development tax credits were not resolved as part of the settlement and, accordingly, the Company is pursuing resolution of such matters through the Internal Revenue Service’s (“IRS”) administrative appeals process. A final settlement of these matters is expected from the IRS appeals office in 2018.

The Company and its subsidiaries file income tax returns in the U.S. and various state and local and foreign jurisdictions. The IRS is currently conducting an examination of the Company’s U.S. income tax returns for the 2008 through 2014 period.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2017, the tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. federal	2005 through 2017
California	2013 through 2017
New York State	2012 through 2017
New York City	2012 through 2017

11.    SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

For the years ended December 31, 2016 and 2015, the number of shares repurchased pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, were 31 million and 45 million, respectively, and their costs were $2.307 billion and $3.600 billion, respectively. There were no shares repurchased in the year ended December 31, 2017.

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

Shares Authorized and Outstanding

At December 31, 2017, shareholders’ equity of Time Warner included 780 million shares of common stock (net of 872 million shares of common stock held in treasury). As of December 31, 2017, Time Warner is authorized to issue up to 750 million shares of preferred stock, up to 8.33 billion shares of common stock and up to 600 million shares of additional series of common stock. At December 31, 2016, shareholders’ equity of Time Warner included 772 million shares of common stock (net of 880 million shares of common stock held in treasury).

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following summary sets forth the activity within Other comprehensive income (loss) (millions):

	Pretax	Tax (provision) benefit	Net of tax
Year ended December 31, 2015
Unrealized losses on foreign currency translation	$(319)	$30	$(289)
Reclassification adjustment for losses on foreign currency translation realized in net income (a)	5	—	5
Unrealized gains on securities	1	—	1
Unrealized losses on benefit obligation	(37)	11	(26)
Reclassification adjustment for losses on benefit obligation realized in net income (b)	33	(11)	22
Unrealized gains on derivative financial instruments	137	(49)	88
Reclassification adjustment for derivative financial instrument gains realized in net income (d)	(130)	47	(83)

Other comprehensive loss	$(310)	$28	$(282)

Year ended December 31, 2016
Unrealized losses on foreign currency translation	$(122)	$1	$(121)
Unrealized losses on benefit obligation	(39)	18	(21)
Reclassification adjustment for losses on benefit obligation realized in net income (b)	104	(37)	67
Unrealized gains on derivative financial instruments	91	(33)	58
Reclassification adjustment for derivative financial instrument gains realized in net income (d)	(74)	27	(47)

Other comprehensive loss	$(40)	$(24)	$(64)

Year ended December 31, 2017
Unrealized gains on foreign currency translation	$149	$29	$178
Unrealized gains on securities	1	—	1
Reclassification adjustment for losses on securities realized in net income (c)	1	—	1
Unrealized losses on benefit obligation	(130)	32	(98)
Reclassification adjustment for losses on benefit obligation realized in net income (b)	37	(8)	29
Unrealized losses on derivative financial instruments	(126)	32	(94)
Reclassification adjustment for derivative financial instrument losses realized in net income (d)	72	(16)	56

Other comprehensive income	$4	$69	$73

(a)	Pretax (gains) losses are included in Gain (loss) on operating assets, net.
(b)

Pretax (gains) losses are included in Selling, general and administrative expenses, with the exception of a $46 million loss that is included in Discontinued operations, net of tax for the year ended December 31, 2016.

(c)	Pretax (gains) losses are included in Other loss, net.
(d)	Pretax (gains) losses are included in Selling, general and administrative expenses, Costs of revenues and Other loss, net are as follows (millions):

	Year Ended December 31,
	2017	2016	2015
Selling, general and administrative expenses	$1	$2	$(21)
Costs of revenues	72	(64)	(104)
Other loss, net	(1)	(12)	(5)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following summary sets forth the components of Accumulated other comprehensive loss, net of tax (millions):

	December 31,
	2017	2016
Foreign currency translation losses	$(526)	$(704)
Net unrealized gains on securities	15	13
Net derivative financial instruments gains (losses)	(10)	28
Net unfunded/underfunded benefit obligation	(916)	(847)

Accumulated other comprehensive loss, net	$(1,437)	$(1,510)

12.	INCOME PER COMMON SHARE

Set forth below is a reconciliation of Basic and Diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders (millions, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Income from continuing operations attributable to Time Warner Inc. shareholders	$5,247	$3,915	$3,796
Income allocated to participating securities	(18)	(11)	(11)

Income from continuing operations attributable to Time Warner Inc. common shareholders — basic	$5,229	$3,904	$3,785

Average basic common shares outstanding	776.6	780.8	814.9
Dilutive effect of equity awards	14.1	11.5	14.6

Average diluted common shares outstanding	790.7	792.3	829.5

Antidilutive common share equivalents excluded from computation	—	5.0	5.0

Income per common share from continuing operations attributable to Time Warner Inc. common shareholders:
Basic	$6.73	$5.00	$4.64
Diluted	$6.64	$4.94	$4.58

13.	EQUITY-BASED COMPENSATION

Equity Plans

The Time Warner Inc. 2013 Stock Incentive Plan expired in August 2017, and, as a result, the Company currently has no active equity plans under which it is authorized to grant equity awards to employees or non-employee directors.

Stock options and RSUs have been granted to employees and non-employee directors of the Company. Generally, stock options have exercise prices equal to the fair market value on the date of grant, vest in four equal annual installments, and expire ten years from the date of grant. RSUs generally vest in four equal annual installments. The Company has also granted executive officers a target number of PSUs, which represent the contingent (unfunded) right to receive shares of Company common stock at the end of a three-year performance period based on the performance level achieved by the Company. Stock options and RSUs generally provide for accelerated vesting upon an election to retire after reaching a specified age and years of service, as well as in certain additional circumstances for non-employee directors.

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

Stock Options

The Company did not grant any stock options during the year ended December 31, 2017. The table below summarizes the weighted-average assumptions used to value stock options at their grant date and the weighted-average grant date fair value per share for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Expected volatility	26.0%	25.0%
Expected term to exercise from grant date	6.20 years	5.80 years
Risk-free rate	1.5%	1.8%
Expected dividend yield	2.6%	1.7%
Weighted average grant date fair value per option	$12.26	$18.16

The following table summarizes information about stock options outstanding as of December 31, 2017:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(thousands)		(in years)	(thousands)
Outstanding as of December 31, 2016	24,567	$47.07
Exercised	(5,913)	34.75
Forfeited or expired	(104)	65.40

Outstanding as of December 31, 2017	18,550	50.89	4.62	$755,314

Exercisable as of December 31, 2017	14,524	44.69	3.84	$681,366

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2017, the number, weighted-average exercise price, aggregate intrinsic value and weighted-average remaining contractual term of the aggregate Time Warner stock options that either had vested or are expected to vest approximate the corresponding amounts for stock options outstanding.

The following table summarizes information about stock options exercised (millions):

	Year Ended December 31,
	2017	2016	2015
Total intrinsic value	$374	$237	$270
Cash received	206	172	165
Tax benefits realized	133	83	96

Restricted Stock Units and Target Performance Stock Units

The following table sets forth the weighted-average grant date fair value of RSUs and target PSUs. The Company did not grant any target PSUs during the year ended December 31, 2017. For PSUs, the service inception date precedes the grant date and requires the Company to apply mark-to-market accounting that is reflected in the grant date fair values presented:

	Year Ended December 31,
	2017	2016	2015
RSUs	$96.75	$78.63	$83.52
PSUs	—	98.24	91.47

The following table summarizes information about unvested RSUs and target PSUs as of December 31, 2017:

	Number of Shares/Units	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
	(thousands)		(thousands)
Unvested as of December 31, 2016	12,049	$76.56
Granted (a)	663	96.58
Vested	(3,234)	65.77
Forfeited	(268)	80.50

Unvested as of December 31, 2017	9,210	81.15	$842,439

(a)	Includes 0.5 million RSUs granted during the year ended December 31, 2017 and a payout adjustment of 0.2 million PSUs due to the actual performance level achieved for PSUs that vested during 2017.

The following table sets forth the total intrinsic value of RSUs and target PSUs that vested during the following years (millions):

	Year Ended December 31,
	2017	2016	2015
RSUs	$280	$247	$384
PSUs	33	28	30

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Equity-Based Compensation Expense

The impact on Operating income from equity-based compensation awards is as follows (millions):

	Year Ended December 31,
	2017	2016	2015
Stock options	$26	$42	$39
RSUs and PSUs	201	235	143

Total impact on operating income	$227	$277	$182

Tax benefit recognized	$78	$97	$64

Total unrecognized compensation cost related to unvested Time Warner stock option awards as of December 31, 2017, without taking into account expected forfeitures, is $27 million and is expected to be recognized over a weighted-average period of approximately 1 year. Total unrecognized compensation cost related to unvested RSUs and target PSUs as of December 31, 2017, without taking into account expected forfeitures, is $469 million and is expected to be recognized over a weighted-average period between 1 and 2 years.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Defined Benefit Pension Plans

A summary of activity for substantially all of Time Warner’s domestic and international defined benefit pension plans is as follows:

Benefit Obligation (millions)

	December 31,
	2017	2016
Change in benefit obligation:
Projected benefit obligation, beginning of year	$3,465	$3,439
Service cost	4	4
Interest cost	136	145
Actuarial loss (gain)	290	(169)
Benefits paid	(162)	(274)
Curtailments	(1)	—
Settlements	(13)	—
Remeasurement	—	407
Foreign currency exchange rates	44	(87)

Projected benefit obligation, end of year	$3,763	$3,465

Accumulated benefit obligation, end of year	$3,732	$3,433

Plan Assets (millions)

	December 31,
	2017	2016
Change in plan assets:
Fair value of plan assets, beginning of year	$2,738	$2,698
Actual return on plan assets	296	345
Employer contributions	51	74
Benefits paid	(162)	(274)
Foreign currency exchange rates	50	(105)
Settlements	(13)	—

Fair value of plan assets, end of year	$2,960	$2,738

As of December 31, 2017 and December 31, 2016, the funded status for substantially all of Time Warner’s domestic and international defined benefit pension plans recognized in the Consolidated Balance Sheet reflected a net liability position of $803 million and $727 million, respectively, primarily consisting of noncurrent liabilities of $958 million and $837 million, respectively. As of December 31, 2017 and December 31, 2016, amounts included in Accumulated other comprehensive loss, net were $1.435 billion and $1.335 billion, respectively, primarily consisting of net actuarial losses.

Certain defined benefit pension plans have projected benefit obligations and accumulated benefit obligations in excess of their plan assets. These plans are primarily unfunded. As of December 31, 2017 and December 31, 2016, the projected benefit obligations for unfunded plans were $426 million and $414 million, respectively, and the accumulated benefit obligations for unfunded plans were $420 million and $407 million, respectively. In addition, as of December 31, 2017, the projected benefit obligation and accumulated benefit obligation for certain funded plans both exceeded the fair value of their assets by $565 million.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Components of Net Periodic Benefit Costs from Continuing Operations (millions)

	December 31,
	2017	2016	2015
Service cost (a)	$4	$4	$4
Interest cost	63	66	83
Expected return on plan assets	(60)	(64)	(90)
Amortization of prior service cost	1	1	1
Amortization of net loss	14	14	17
Curtailments	(1)	—	—
Settlements	—	24	—

Net periodic benefit costs (b)	$21	$45	$15

(a)	Amounts relate to various international benefit plans.
(b)

Excludes net periodic benefit costs related to discontinued operations of $13 million, $12 million and $5 million during the years ended December 31, 2017, 2016 and 2015, respectively, primarily related to employees and former employees of Time Inc. These amounts have been reflected in Other loss, net in the Consolidated Statement of Operations. In addition, net periodic benefit costs for the year ended December 31, 2016 also excludes $46 million of pension settlement charges related to businesses the Company previously disposed of. These amounts have been reflected in Discontinued Operations, net of tax, in the Consolidated Statement of Operations.

Assumptions

Weighted-average assumptions used to determine benefit obligations and net periodic benefit costs for the years ended December 31:

	Benefit Obligations			Net Periodic Benefit Costs
	2017	2016	2015	2017	2016	2015
Discount rate	3.52%	3.96%	4.59%	3.96%	4.30%	4.10%
Rate of compensation increase	5.62%	5.62%	5.45%	5.62%	5.45%	5.35%
Expected long-term return on plan assets	n/a	n/a	n/a	5.40%	5.91%	5.84%

The discount rates were primarily determined by matching the plans’ liability cash flows to rates derived from high-quality corporate bonds available at the measurement date.

In developing the expected long-term rate of return on plan assets, the Company considered long-term historical rates of return, the Company’s plan asset allocations as well as the opinions and outlooks of investment professionals and consulting firms.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value of Plan Assets

The following table sets forth by level, within the fair value hierarchy described in Note 6, the assets and liabilities held by the Company’s defined benefit pension plans, including those assets related to The CW sub-plan, which were approximately $22 million and $20 million, respectively, as of December 31, 2017 and December 31, 2016 (millions). As of December 31, 2017 and 2016, there were no assets or liabilities classified as level 3.

	December 31, 2017			December 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash and cash equivalents (a)	$116	$—	$116	$142	$—	$142
Insurance contracts	—	3	3	—	15	15
Common stocks	147	—	147	165	—	165
Fixed income securities:
U.S. government and agency securities (a)	273	109	382	209	53	262
Non-U.S. government and agency securities	327	—	327	250	—	250
Other fixed income securities (b)	—	1,003	1,003	—	952	952
Other investments (c)	96	79	175	156	68	224
Liabilities:
Derivatives	—	(19)	(19)	—	(19)	(19)

Total (d)	$959	$1,175	$2,134	$922	$1,069	$1,991

(a)

As of December 31, 2017, cash and cash equivalents include $6 million of cash collateral for securities on loan, and U.S. government and agency securities include $109 million of securities collateral for securities on loan. As of December 31, 2016, cash and cash equivalents include $17 million of cash collateral for securities on loan, and U.S. government and agency securities include $66 million of securities collateral for securities on loan.

(b)	Other fixed income securities primarily include investment grade corporate bonds.
(c)	Other investments primarily include derivative contracts, exchange-traded funds, and mutual funds.
(d)

At December 31, 2017 and December 31, 2016, total assets include $113 million and $81 million, respectively, of securities on loan. Certain investments that are measured at fair value using the net asset value (“NAV”) per share as a practical expedient have not been categorized in the fair value table above and are as follows (millions):

	December 31,
Asset Category	2017	2016
Pooled investments (e)	$228	$231
Commingled trust funds	661	610
Other investments (f)	70	56

Total	$959	$897

(e)	Pooled investments primarily consist of interests in unitized investment pools which consist of equity and fixed income securities and investments in hedge funds.
(f)	Other investments include limited partnerships, 103-12 investments and hedge funds.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Under the Company’s investment policy, the asset allocation target for the funded domestic defined benefit pension plan is approximately 40% growth assets comprised primarily of equity investments and 60% fixed income investments. If the funding level declines over time, the Company intends to move 5% of the plan’s assets from fixed income investments to growth assets for each 5% decline in the funding level until the fixed income investment allocation reaches a minimum of 50% of the plan’s assets. In addition, if the funding level increases over time, the Company intends to move 5% of the plan’s assets from growth assets to fixed income investments for every 5% increase in funding level to move to a target of approximately 20% growth assets and 80% fixed income investments to further minimize funded status volatility. The plan’s growth assets will be further diversified over time to include real estate funds that invest in high quality properties with a small degree of leverage. Target asset allocations for the international defined benefit pension plans as of December 31, 2017 are approximately 40% growth assets comprised primarily of equity investments and 60% fixed income investments.

At both December 31, 2017 and December 31, 2016, the defined benefit pension plans’ assets did not include any securities issued by Time Warner.

Expected cash flows

After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. The Company made discretionary cash contributions totaling approximately $20 million to one of its funded international defined benefit pension plans during the year ended December 31, 2017. For the Company’s unfunded plans, contributions will continue to be made to the extent benefits are paid.

Information about the expected benefit payments for the Company’s defined benefit plans is as follows (millions):

	2018	2019	2020	2021	2022	2023-2027
Expected benefit payments	$176	$177	$188	$188	$205	$1,027

Defined Contribution Plans

Time Warner has certain domestic and international defined contribution plans, including savings and profit sharing plans, for which the expense amounted to $169 million in 2017, $149 million in 2016 and $153 million in 2015. The Company’s contributions to the savings plans are primarily based on a percentage of the employees’ elected contributions and are subject to plan provisions.

Other Postretirement Benefit Plans

Time Warner also sponsors several unfunded domestic postretirement benefit plans covering certain retirees and their dependents. For substantially all of Time Warner’s domestic postretirement benefit plans, the unfunded benefit obligation as of December 31, 2017 and December 31, 2016 was $78 million and $88 million, respectively, and the amount recognized in Accumulated other comprehensive income, net was a gain of $24 million and $19 million, respectively. For the years ended December 31, 2017, 2016 and 2015, the net periodic benefit costs were $1 million, $1 million and $2 million, respectively.

Multiemployer Benefit Plans

The Company contributes to various multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees, primarily at the Warner Bros. segment. The risks of participating in these multiemployer pension plans are different from single-employer pension plans in that (i) contributions made by the Company to the multiemployer pension plans may be used to provide benefits to employees of other participating employers; (ii) if the Company chooses to stop participating in certain of these multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability; and (iii) actions taken by a participating employer that lead to a deterioration of the financial health of a

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

multiemployer pension plan may result in the unfunded obligations of the multiemployer pension plan being borne by its remaining participating employers. As of December 31, 2017, five of the six largest multiemployer pension plans to which the Company contributes were, in accordance with the Pension Protection Act of 2006, determined to be in the green zone status, funded at a level of 80 percent or greater. The other plan, the Motion Picture Industry Pension Plan, is funded at 76.8%, but is not considered endangered as the plan’s actuary has certified, in accordance with the conditions set forth in the Multiemployer Pension Reform Act of 2014, that (1) the plan was projected to no longer be in endangered status as of the end of the tenth plan year ending after the 2016 plan year, and (2) the plan was not in critical or endangered status for the immediately preceding plan year. Total contributions made by the Company to multiemployer pension plans for the years ended December 31, 2017, 2016 and 2015 were $152 million, $128 million and $139 million, respectively. The Company’s share of contributions to plans whose zone status is below green (i.e., yellow or red) is not material.

The Company also contributes to various other multiemployer benefit plans that provide health and welfare benefits to active and retired participants, primarily at the Warner Bros. segment. Total contributions made by the Company to these other multiemployer benefit plans for the years ended December 31, 2017, 2016 and 2015 were $218 million, $194 million and $220 million, respectively.

15.    RESTRUCTURING AND SEVERANCE COSTS

The Company’s Restructuring and severance costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations and real estate consolidations. Restructuring and severance costs expensed as incurred for the years ended December 31, 2017, 2016 and 2015 are as follows (millions):

	Year Ended December 31,
	2017	2016	2015
Turner	$59	$61	$58
Home Box Office	13	49	—
Warner Bros.	46	4	1
Corporate	2	3	1

Total restructuring and severance costs	$120	$117	$60

	Year Ended December 31,
	2017	2016	2015
2017 initiatives	$133	$—	$—
2016 initiatives	(9)	114	—
2015 and prior initiatives	(4)	3	60

Total restructuring and severance costs	$120	$117	$60

For the year ended December 31, 2017, the Company incurred costs in connection with the 2017 initiatives of $65 million at the Turner segment, $17 million at the Home Box Office segment, $48 million at the Warner Bros. segment and $3 million at Corporate. In addition, in connection with the 2016 initiatives, the Company reversed $5 million at the Turner segment, $3 million at the Home Box Office segment and $1 million at Corporate. For the year ended December 31, 2017, the Company also reversed $1 million at the Turner segment, $1 million at the Home Box Office segment and $2 million at the Warner Bros. segment related to 2015 and prior initiatives. The amount recorded by the Company in 2017 for both the 2016 initiatives and the 2015 and prior initiatives primarily consisted of changes to estimates of previously established accruals.

For the year ended December 31, 2016, the Company incurred costs in connection with the 2016 initiatives of $61 million at the Turner segment, $47 million at the Home Box Office segment, $2 million at the Warner Bros. segment and

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$4 million at Corporate. In addition, in connection with the 2015 and prior initiatives, the Company incurred costs of $2 million at the Home Box Office segment and $2 million at the Warner Bros. segment and reversed $1 million at Corporate.

Selected Information

Selected information relating to accrued restructuring and severance costs is as follows (millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2014	$525	$9	$534
Net accruals	43	17	60
Foreign currency translation adjustment	(3)	—	(3)
Noncash reductions (a)	(1)	—	(1)
Cash paid	(325)	(12)	(337)

Remaining liability as of December 31, 2015	239	14	253
Net accruals	114	3	117
Cash paid	(191)	(8)	(199)

Remaining liability as of December 31, 2016	162	9	171
Net accruals	121	(1)	120
Noncash reductions (a)	(2)	—	(2)
Cash paid	(87)	(5)	(92)

Remaining liability as of December 31, 2017	$194	$3	$197

(a)	Noncash reductions relate to the settlement of certain liabilities relating to employee compensation with equity instruments.

As of December 31, 2017, of the remaining $197 million liability, $119 million was classified as a current liability in the Consolidated Balance Sheet, with the remaining $78 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2021.

16.    SEGMENT INFORMATION

Time Warner classifies its operations into three reportable segments: Turner: consisting principally of cable networks and digital media properties; Home Box Office: consisting principally of premium pay television and OTT services domestically and premium pay, basic tier television and OTT services internationally; and Warner Bros.: consisting principally of television, feature film, home video and game production and distribution. Time Warner’s reportable segments have been determined in accordance with its internal management structure and the financial information that is evaluated regularly by the Company’s chief operating decision maker.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Information as to the Revenues, intersegment revenues, depreciation of property, plant, and equipment, Amortization of intangible assets, Operating Income (Loss), Assets and Capital expenditures for each of Time Warner’s reportable segments is set forth below (millions):

	Year Ended December 31,
	2017	2016	2015
Revenues
Turner	$12,081	$11,364	$10,596
Home Box Office	6,329	5,890	5,615
Warner Bros.	13,866	13,037	12,992
Intersegment eliminations	(1,005)	(973)	(1,085)

Total revenues	$31,271	$29,318	$28,118

	Year Ended December 31,
	2017	2016	2015
Intersegment Revenues
Turner	$88	$108	$105
Home Box Office	17	(9)	40
Warner Bros.	900	874	940

Total intersegment revenues	$1,005	$973	$1,085

	Year Ended December 31,
	2017	2016	2015
Supplemental Revenue Data
Subscription	$12,308	$11,014	$10,153
Advertising	4,655	4,696	4,569
Content	13,595	12,935	12,771
Other	713	673	625

Total revenues	$31,271	$29,318	$28,118

	Year Ended December 31,
	2017	2016	2015
Depreciation of Property, Plant and Equipment
Turner	$(202)	$(191)	$(193)
Home Box Office	(87)	(74)	(81)
Warner Bros.	(179)	(188)	(197)
Corporate	(29)	(26)	(21)

Total depreciation of property, plant and equipment	$(497)	$(479)	$(492)

	Year Ended December 31,
	2017	2016	2015
Amortization of Intangible Assets
Turner	$(17)	$(17)	$(16)
Home Box Office	(14)	(14)	(14)
Warner Bros.	(166)	(159)	(159)

Total amortization of intangible assets	$(197)	$(190)	$(189)

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
	2017	2016	2015
Operating Income (Loss)
Turner	$4,489	$4,372	$4,087
Home Box Office	2,152	1,917	1,878
Warner Bros.	1,761	1,734	1,416
Corporate	(430)	(498)	(367)
Intersegment eliminations	(52)	22	(149)

Total operating income	$7,920	$7,547	$6,865

		December 31,
		2017	2016
Assets
Turner		$27,111	$26,317
Home Box Office		14,777	14,636
Warner Bros.		22,193	21,550
Corporate		5,128	3,463

Total assets		$69,209	$65,966

	Year Ended December 31,
	2017	2016	2015
Capital Expenditures
Turner	$225	$196	$157
Home Box Office	111	98	68
Warner Bros.	137	86	122
Corporate	183	52	76

Total capital expenditures	$656	$432	$423

Long-lived hard assets located outside the United States, which represent less than 2% of total assets at December 31, 2017, are not material. Revenues in different geographical areas are as follows (millions):

	Year Ended December 31,
	2017	2016	2015
Revenues (a)
United States and Canada	$22,635	$20,970	$20,426
Europe (b)	4,739	4,557	4,485
Asia/Pacific Rim	1,977	1,992	1,619
Latin America	1,524	1,413	1,284
All Other	396	386	304

Total revenues	$31,271	$29,318	$28,118

(a)	Revenues are attributed to region based on location of customer.
(b)	Revenues in EuroZone countries comprise approximately 52%, 51% and 49% of Revenues in Europe for the years ended 2017, 2016 and 2015, respectively.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.    COMMITMENTS AND CONTINGENCIES

Commitments

Time Warner has commitments under certain network programming, film licensing, creative talent, employment and other agreements aggregating $37.964 billion at December 31, 2017.

The Company also has commitments for office space, studio facilities and operating equipment. Time Warner’s net rent expense was $340 million in 2017, $324 million in 2016 and $333 million in 2015. Included in such amounts was sublease income of $8 million for 2017, $10 million for 2016 and $15 million for 2015.

The commitments under certain programming, film licensing, talent and other agreements (“Programming and Other”) and minimum rental commitments under noncancelable long-term operating leases (“Operating Leases”) payable during the next five years and thereafter are as follows (millions):

	Programming and Other	Operating Leases
2018	$7,008	$323
2019	4,911	184
2020	4,275	123
2021	3,770	94
2022	3,192	85
Thereafter	14,808	319

Total	$37,964	$1,128

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

The following table summarizes the Company’s contingent commitments at December 31, 2017. For post-production term advances where payment obligations are outside the Company’s control, the timing of amounts presented in the table represents the earliest period in which the payment could be requested. For other contingent commitments, the timing of amounts presented in the table represents when the maximum contingent commitment will expire, but does not mean that the Company expects to incur an obligation to make any payments within that time period. In addition, amounts presented do not reflect the effects of any indemnification rights the Company might possess (millions).

Nature of Contingent Commitments	Total	2018	2019-2020	2021-2022	Thereafter
Guarantees	$2,057	$283	$370	$707	$697
Post-production term advance obligations and other contingent commitments	1,008	364	169	475	—

Total contingent commitments	$3,065	$647	$539	$1,182	$697

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a description of the Company’s contingent commitments at December 31, 2017:

•

Guarantees consist of the guarantee of certain debt of CME, an equity method investee, the Six Flags arrangement described below, and guarantees the Company has provided on operating lease commitments.

Six Flags

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (collectively, the “Parks”), in 1997, certain subsidiaries of the Company (including Historic TW and, in connection with the separation of Time Warner Cable Inc. in 2009, Warner Bros. Entertainment Inc.) agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including: annual payments made at the Parks or to the limited partners and additional obligations at the end of the respective terms for the Partnerships in 2027 and 2028 (the “Guaranteed Obligations”). The aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) are $887 million. To date, no payments have been made by the Company pursuant to the Six Flags Guarantee.

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

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized at December 31, 2017. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

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

Programming Licensing Backlog

Programming licensing backlog represents the amount of future revenues not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television and OTT exhibition. Because backlog generally relates to contracts for the licensing of theatrical and television product that have already been produced, the recognition of revenue for such completed product is principally dependent on the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements. Backlog was approximately $6.4 billion and $6.8 billion at December 31, 2017 and 2016, respectively. Included in these amounts is licensing of film product from the Warner Bros. segment to the Turner segment in the amount of $902 million and $942 million at December 31, 2017 and 2016, respectively, and to the Home Box Office segment in the amount of $633 million and $689 million at December 31, 2017 and 2016, respectively. Certain filmed entertainment licensing contracts provide for additional revenues to be earned, and cash collected, based on the delivery of advertising spots to third parties. Backlog excludes estimates of such amounts.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contingencies

In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law.

On November 20, 2017, the U.S. Department of Justice (the “DOJ”) filed a lawsuit in the United States District Court for the District of Columbia (the “Court”) against the Company and AT&T Inc. to enjoin the companies’ merger under a federal antitrust statute. The Court has set March 19, 2018 as the start date for the trial. Time Warner intends to vigorously contest the DOJ’s allegations. The Company believes its case is strong under the law and that the Court, after hearing the evidence presented by both sides and considering the law, will reject the DOJ’s challenge. However, there can be no assurance that the Company and AT&T will prevail in the action.

On April 4, 2007, the National Labor Relations Board (“NLRB”) issued a complaint against CNN America Inc. (“CNN America”) and Team Video Services, LLC (“Team Video”) related to CNN America’s December 2003 and January 2004 terminations of its contractual relationships with Team Video, under which Team Video had provided electronic news gathering services in Washington, D.C. and New York, NY. The National Association of Broadcast Employees and Technicians, under which Team Video’s employees were unionized, initially filed charges of unfair labor practices with the NLRB in February 2004, alleging that CNN America and Team Video were joint employers, that CNN America was a successor employer to Team Video, and/or that CNN America discriminated in its hiring practices to avoid becoming a successor employer or due to specific individuals’ union affiliation or activities. In the complaint, the NLRB sought, among other things, the reinstatement of certain union members and monetary damages. On November 19, 2008, the presiding NLRB Administrative Law Judge (“ALJ”) issued a non-binding recommended decision and order finding CNN America liable. On September 15, 2014, a three-member panel of the NLRB affirmed the ALJ’s decision and adopted the ALJ’s order with certain modifications. Following the NLRB’s decision on motions for reconsideration, on July 9, 2015, CNN America filed a notice of appeal with the U.S. Court of Appeals for the D.C. Circuit regarding the panel’s decision. During 2017, the U.S. Court of Appeals for the D.C. Circuit granted CNN America’s appeal in part and denied it in part and remanded the case to the NLRB for further proceedings.

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

The Company has estimated a range of possible loss for legal claims for which the Company has determined a loss is probable or reasonably possible, including the matter disclosed above. The Company believes the estimate of the aggregate range of possible loss for such matters in excess of accrued liabilities is between $0 and $100 million at December 31, 2017. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18.    RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. The transactions that generate revenue and expenses primarily relate to the licensing by the Warner Bros. segment of content to The CW broadcast network, Hulu and certain international networks, including networks owned by CME. Transactions that generate interest income and other income primarily relate to financing transactions with CME. Receivables due from related parties were $617 million and $383 million at December 31, 2017 and 2016, respectively. Payables due to related parties were immaterial at December 31, 2017 and 2016. Amounts included in the Consolidated Statement of Operations resulting from transactions with related parties consist of (millions):

	Year Ended December 31,
	2017	2016	2015
Revenues	$820	$595	$390
Expenses	(6)	(3)	(5)
Interest income	81	120	126
Other income	10	14	17

19.    ADDITIONAL FINANCIAL INFORMATION

Additional financial information with respect to cash payments and receipts, Interest expense, net, Other loss, net, Accounts payable and accrued liabilities and Other noncurrent liabilities is as follows (millions):

	Year Ended December 31,
	2017	2016	2015
Cash Flows
Cash payments made for interest	$(1,202)	$(1,391)	$(1,262)
Interest income received	84	141	35

Cash interest payments, net	$(1,118)	$(1,250)	$(1,227)

Cash payments made for income taxes	$(1,722)	$(935)	$(1,135)
Income tax refunds received	172	136	142
TWC tax sharing payments (a)	—	—	(4)

Cash tax payments, net	$(1,550)	$(799)	$(997)

(a)	Represents net amounts paid to TWC in accordance with a tax sharing agreement with TWC.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
	2017	2016	2015
Interest Expense, Net
Interest income	$209	$227	$219
Interest expense	(1,214)	(1,388)	(1,382)

Total interest expense, net	$(1,005)	$(1,161)	$(1,163)

	Year Ended December 31,
	2017	2016	2015
Other Loss, Net
Investment gains (losses), net	$300	$148	$(31)
Loss on equity method investees	(153)	(283)	(123)
Premiums paid and costs incurred on debt redemption	(1,087)	(1,008)	(72)
Other	(30)	(48)	(30)

Total other loss, net	$(970)	$(1,191)	$(256)

		December 31,
		2017	2016
Accounts Payable and Accrued Liabilities
Accounts payable		$777	$527
Other accrued expenses		1,778	1,878
Participations payable		2,737	2,525
Programming costs payable		728	776
Accrued compensation		1,192	1,004
Accrued interest		251	320
Accrued dividends		319	—
Accrued income taxes		134	162

Total accounts payable and accrued liabilities		$7,916	$7,192

		December 31,
		2017	2016
Other Noncurrent Liabilities
Noncurrent tax and interest reserves		$1,703	$1,567
Participations payable		1,748	1,780
Programming costs payable		728	827
Noncurrent pension and post-retirement liabilities		1,058	954
Deferred compensation		548	491
Other noncurrent liabilities		590	722

Total other noncurrent liabilities		$6,375	$6,341

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2017 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its evaluation, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting has been audited by the Company’s independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report at page 143 herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Time Warner Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Time Warner Inc. (Time Warner) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2017, and the related notes and the Supplementary Information and Financial Statement Schedule II listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of Time Warner at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Time Warner’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of Time Warner’s management. Our responsibility is to express an opinion on Time Warner’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Time Warner in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as Time Warner Inc.’s auditor since 1987.

New York, NY

February 22, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Time Warner Inc.

Opinion on Internal Control over Financial Reporting

We have audited Time Warner Inc.’s (Time Warner or the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Time Warner maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Time Warner as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2017, and the related notes and the Supplementary Information and Financial Statement Schedule II listed in the Index at Item 15(a) (collectively referred to as the “financial statements”) and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

New York, New York

February 22, 2018

TIME WARNER INC.

SELECTED FINANCIAL INFORMATION

The selected financial information set forth below for each of the three years in the period ended December 31, 2017 has been derived from and should be read in conjunction with the audited financial statements and other financial information presented elsewhere herein. The selected financial information set forth below for the years ended December 31, 2014 and December 31, 2013 has been derived from audited financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(millions, except per share amounts)
Selected Operating Statement Information:
Total revenues	$31,271	$29,318	$28,118	$27,359	$26,461
Operating income	7,920	7,547	6,865	5,975	6,268
Net income	5,244	3,925	3,832	3,827	3,691
Amounts attributable to Time Warner Inc. shareholders:
Income from continuing operations	$5,247	$3,915	$3,796	$3,894	$3,354
Discontinued operations, net of tax	—	11	37	(67)	337

Net income	$5,247	$3,926	$3,833	$3,827	$3,691

Per share information attributable to Time Warner Inc. common shareholders:
Basic income per common share from continuing operations	$6.73	$5.00	$4.64	$4.49	$3.63
Discontinued operations	—	0.01	0.05	(0.07)	0.36

Basic net income per common share	$6.73	$5.01	$4.69	$4.42	$3.99
Diluted income per common share from continuing operations	$6.64	$4.94	$4.58	$4.41	$3.56
Discontinued operations	—	0.02	0.04	(0.07)	0.36

Diluted net income per common share	$6.64	$4.96	$4.62	$4.34	$3.92
Average common shares:
Basic	776.6	780.8	814.9	863.3	920.0
Diluted	790.7	792.3	829.5	882.6	942.6
Selected Balance Sheet Information:
Cash and equivalents	$2,621	$1,539	$2,155	$2,618	$1,816
Total assets	69,209	65,966	63,848	63,146	67,890
Debt due within one year	5,450	1,947	198	1,118	66
Long-term debt	18,294	22,392	23,594	21,263	19,952
Time Warner Inc. shareholders’ equity	28,375	24,335	23,619	24,476	29,904
Total capitalization at book value	52,119	48,674	47,411	46,857	49,922
Cash dividends declared per share of common stock	2.0125	1.6100	1.4000	1.2700	1.1500

TIME WARNER INC.

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

The following table sets forth the quarterly information for Time Warner:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(millions, except per share amounts)
2017
Total revenues	$7,735	$7,330	$7,595	$8,611
Operating income	2,076	1,692	2,245	1,907
Net income	1,423	1,062	1,371	1,388
Net income attributable to Time Warner Inc. shareholders	1,424	1,062	1,372	1,389
Per share information attributable to Time Warner Inc. common shareholders:
Basic net income per common share	1.84	1.37	1.76	1.78
Diluted net income per common share	1.80	1.34	1.73	1.75
Cash provided by operations from continuing operations	1,466	995	1,497	1,136
Common stock — high	98.96	100.41	103.22	103.64
Common stock — low	93.40	96.75	99.10	87.05
Cash dividends declared per share of common stock	0.4025	0.8050	0.4025	0.4025

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)

Consolidating Balance Sheet

December 31, 2017

(millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
ASSETS
Current assets
Cash and equivalents	$798	$243	$1,580	$—	$2,621
Receivables, net	463	1,208	7,762	(32)	9,401
Inventories	—	581	1,860	(40)	2,401
Prepaid expenses and other current assets	286	78	432	—	796

Total current assets	1,547	2,110	11,634	(72)	15,219
Noncurrent inventories and theatrical film and television production costs	—	1,924	6,423	(72)	8,275
Investments in amounts due to and from consolidated subsidiaries	52,541	10,872	13,330	(76,743)	—
Investments, including available-for-sale securities	307	474	3,148	(5)	3,924
Property, plant and equipment, net	46	460	2,201	—	2,707
Intangible assets subject to amortization, net	—	—	585	—	585
Intangible assets not subject to amortization	—	2,007	4,999	—	7,006
Goodwill	—	9,880	17,896	—	27,776
Other assets	604	496	2,841	(224)	3,717

Total assets	$55,045	$28,223	$63,057	$(77,116)	$69,209

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$947	$1,069	$5,957	$(57)	$7,916
Deferred revenue	—	117	644	(50)	711
Debt due within one year	4,837	611	2	—	5,450

Total current liabilities	5,784	1,797	6,603	(107)	14,077
Long-term debt	17,101	1,185	8	—	18,294
Deferred income taxes	1,584	1,650	1,226	(2,876)	1,584
Deferred revenue	—	27	441	—	468
Other noncurrent liabilities	2,201	2,019	3,558	(1,403)	6,375
Redeemable noncontrolling interest	—	—	35	—	35
Equity
Due to (from) Time Warner Inc. and subsidiaries	—	(1,551)	27,891	(26,340)	—
Other shareholders’ equity	28,375	23,096	23,294	(46,390)	28,375

Total Time Warner Inc. shareholders’ equity	28,375	21,545	51,185	(72,730)	28,375
Noncontrolling interest	—	—	1	—	1

Total equity	28,375	21,545	51,186	(72,730)	28,376

Total liabilities and equity	$55,045	$28,223	$63,057	$(77,116)	$69,209

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)

Consolidating Statement of Operations

For The Year Ended December 31, 2017

(millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$7,853	$24,439	$(1,021)	$31,271
Costs of revenues	—	(3,772)	(14,731)	856	(17,647)
Selling, general and administrative	(408)	(1,319)	(3,865)	154	(5,438)
Amortization of intangible assets	—	—	(197)	—	(197)
Restructuring and severance costs	(2)	(40)	(78)	—	(120)
Asset impairments	—	(1)	(15)	—	(16)
Gain (loss) on operating assets, net	—	49	18	—	67

Operating income	(410)	2,770	5,571	(11)	7,920
Equity in pretax income (loss) of consolidated subsidiaries	7,920	5,557	2,041	(15,518)	—
Interest expense, net	(832)	(265)	86	6	(1,005)
Other loss, net	(733)	(358)	120	1	(970)

Income from continuing operations before income taxes	5,945	7,704	7,818	(15,522)	5,945
Income tax provision	(701)	(1,366)	(1,665)	3,031	(701)

Income from continuing operations	5,244	6,338	6,153	(12,491)	5,244
Discontinued operations, net of tax	—	—	—	—	—

Net income	5,244	6,338	6,153	(12,491)	5,244
Less Net loss attributable to noncontrolling interests	3	3	3	(6)	3

Net income attributable to Time Warner Inc. shareholders	$5,247	$6,341	$6,156	$(12,497)	$5,247

Comprehensive income	5,317	6,439	6,348	(12,787)	5,317
Less Comprehensive loss attributable to noncontrolling interests	3	3	3	(6)	3

Comprehensive income attributable to Time Warner Inc. shareholders	$5,320	$6,442	$6,351	$(12,793)	$5,320

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)

Consolidating Statement of Operations

For The Year Ended December 31, 2016

(millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$7,527	$22,803	$(1,012)	$29,318
Costs of revenues	—	(3,658)	(13,541)	823	(16,376)
Selling, general and administrative	(416)	(1,178)	(3,688)	159	(5,123)
Amortization of intangible assets	—	—	(190)	—	(190)
Restructuring and severance costs	(1)	(80)	(36)	—	(117)
Asset impairments	(6)	(2)	(35)	—	(43)
Gain (loss) on operating assets, net	—	—	78	—	78

Operating income	(423)	2,609	5,391	(30)	7,547
Equity in pretax income (loss) of consolidated subsidiaries	7,633	5,392	1,873	(14,898)	—
Interest expense, net	(959)	(302)	93	7	(1,161)
Other loss, net	(1,056)	(90)	(43)	(2)	(1,191)

Income from continuing operations before income taxes	5,195	7,609	7,314	(14,923)	5,195
Income tax provision	(1,281)	(2,142)	(2,119)	4,261	(1,281)

Income from continuing operations	3,914	5,467	5,195	(10,662)	3,914
Discontinued operations, net of tax	11	34	34	(68)	11

Net income	3,925	5,501	5,229	(10,730)	3,925
Less Net loss attributable to noncontrolling interests	1	1	1	(2)	1

Net income attributable to Time Warner Inc. shareholders	$3,926	$5,502	$5,230	$(10,732)	$3,926

Comprehensive income	$3,861	$5,410	$5,109	$(10,519)	$3,861
Less Comprehensive loss attributable to noncontrolling interests	1	1	1	(2)	1

Comprehensive income attributable to Time Warner Inc. shareholders	$3,862	$5,411	$5,110	$(10,521)	$3,862

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)

Consolidating Statement of Cash Flows

For The Year Ended December 31, 2017

(millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$5,244	$6,338	$6,153	$(12,491)	$5,244
Less Discontinued operations, net of tax	—	—	—	—	—

Net income from continuing operations	5,244	6,338	6,153	(12,491)	5,244
Adjustments for noncash and nonoperating items:
Depreciation and amortization	10	116	568	—	694
Amortization of film and television costs	—	3,016	6,193	(47)	9,162
Asset impairments	—	1	15	—	16
(Gain) loss on investments and other assets, net	(43)	(40)	(284)	—	(367)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(7,920)	(5,557)	(2,041)	15,518	—
Equity in losses of investee companies, net of cash distributions	10	1	181	(1)	191
Equity-based compensation	49	87	91	—	227
Deferred income taxes	(1,010)	(1,306)	(879)	2,185	(1,010)
Premiums paid and costs incurred on debt redemption	723	364	—	—	1,087
Changes in operating assets and liabilities, net of acquisitions	(1,310)	3,527	(7,204)	(5,163)	(10,150)
Intercompany	—	572	(572)	—	—

Cash provided by operations from continuing operations	(4,247)	7,119	2,221	1	5,094
Cash used by operations from discontinued operations	(2)	—	(13)	—	(15)

Cash provided by operations	(4,249)	7,119	2,208	1	5,079

INVESTING ACTIVITIES
Investments in available-for-sale securities	(1)	—	—	—	(1)
Investments and acquisitions, net of cash acquired	(50)	(28)	(628)	—	(706)
Capital expenditures	(1)	(131)	(524)	—	(656)
Advances to (from) parent and consolidated subsidiaries	5,092	963	—	(6,055)	—
Other investment proceeds	49	72	246	—	367

Cash used by investing activities	5,089	876	(906)	(6,055)	(996)

FINANCING ACTIVITIES
Borrowings	4,270	—	—	—	4,270
Debt repayments	(3,220)	(1,780)	(1)	—	(5,001)
Proceeds from exercise of stock options	206	—	—	—	206
Principal payments on capital leases	—	(24)	(15)	—	(39)
Dividends paid	(1,265)	—	—	—	(1,265)
Other financing activities	(650)	(378)	(141)	(3)	(1,172)
Change in due to/from parent and investment in segment	—	(5,661)	(396)	6,057	—

Cash used by financing activities	(659)	(7,843)	(553)	6,054	(3,001)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	181	152	749	—	1,082
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	617	91	831	—	1,539

CASH AND EQUIVALENTS AT END OF PERIOD	$798	$243	$1,580	$—	$2,621

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)

Consolidating Statement of Cash Flows

For The Year Ended December 31, 2016

(millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$3,925	$5,501	$5,229	$(10,730)	$3,925
Less Discontinued operations, net of tax	(11)	(34)	(34)	68	(11)

Net income from continuing operations	3,914	5,467	5,195	(10,662)	3,914
Adjustments for noncash and nonoperating items:
Depreciation and amortization	10	104	555	—	669
Amortization of film and television costs	—	2,906	5,455	(37)	8,324
Asset impairments	6	2	35	—	43
(Gain) loss on investments and other assets, net	(30)	1	(101)	(1)	(131)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(7,633)	(5,392)	(1,873)	14,898	—
Equity in losses of investee companies, net of cash distributions	2	—	320	2	324
Equity-based compensation	103	81	93	—	277
Deferred income taxes	236	315	306	(621)	236
Premiums paid and costs incurred on debt redemption	917	91	—	—	1,008
Changes in operating assets and liabilities, net of acquisitions	58	(1,649)	(4,811)	(3,579)	(9,981)
Intercompany	—	3,001	(3,001)	—	—

Cash provided by operations from continuing operations	(2,417)	4,927	2,173	—	4,683
Cash used by operations from discontinued operations	(4)	—	(13)	—	(17)

Cash provided by operations	(2,421)	4,927	2,160	—	4,666

INVESTING ACTIVITIES
Investments in available-for-sale securities	(3)	—	(6)	—	(9)
Investments and acquisitions, net of cash acquired	(34)	(54)	(1,140)	—	(1,228)
Capital expenditures	(9)	(104)	(319)	—	(432)
Advances to (from) parent and consolidated subsidiaries	5,157	348	1	(5,506)	—
Other investment proceeds	71	19	219	—	309

Cash used by investing activities	5,182	209	(1,245)	(5,506)	(1,360)

FINANCING ACTIVITIES
Borrowings	3,828	—	2	—	3,830
Debt repayments	(2,820)	(480)	(4)	—	(3,304)
Proceeds from exercise of stock options	172	—	—	—	172
Excess tax benefit from equity instruments	88	—	—	—	88
Principal payments on capital leases	—	(12)	(2)	—	(14)
Repurchases of common stock	(2,322)	—	—	—	(2,322)
Dividends paid	(1,269)	—	—	—	(1,269)
Other financing activities	(797)	(113)	(196)	3	(1,103)
Change in due to/from parent and investment in segment	—	(4,728)	(775)	5,503	—

Cash used by financing activities	(3,120)	(5,333)	(975)	5,506	(3,922)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(359)	(197)	(60)	—	(616)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	976	288	891	—	2,155

CASH AND EQUIVALENTS AT END OF PERIOD	$617	$91	$831	$—	$1,539

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)

Consolidating Statement of Cash Flows

For The Year Ended December 31, 2015

(millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$3,832	$4,872	$4,532	$(9,404)	$3,832
Less Discontinued operations, net of tax	(37)	(37)	(37)	74	(37)

Net income from continuing operations	3,795	4,835	4,495	(9,330)	3,795
Adjustments for noncash and nonoperating items:
Depreciation and amortization	12	111	558	—	681
Amortization of film and television costs	—	2,779	5,280	(29)	8,030
Asset impairments	15	1	9	—	25
(Gain) loss on investments and other assets, net	12	(20)	39	—	31
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(6,894)	(4,687)	(1,912)	13,493	—
Equity in losses of investee companies, net of cash distributions	(2)	—	158	5	161
Equity-based compensation	35	65	82	—	182
Deferred income taxes	328	330	143	(473)	328
Premiums paid and costs incurred on debt redemption	72	—	—	—	72
Changes in operating assets and liabilities, net of acquisitions	144	(1,111)	(4,823)	(3,664)	(9,454)
Intercompany	—	2,335	(2,335)	—	—

Cash provided by operations from continuing operations	(2,483)	4,638	1,694	2	3,851
Cash used by operations from discontinued operations	6	—	(14)	—	(8)

Cash provided by operations	(2,477)	4,638	1,680	2	3,843

INVESTING ACTIVITIES
Investments in available-for-sale securities	(22)	—	(19)	—	(41)
Investments and acquisitions, net of cash acquired	(43)	(3)	(626)	—	(672)
Capital expenditures	(47)	(78)	(298)	—	(423)
Advances to (from) parent and consolidated subsidiaries	4,788	515	(1)	(5,302)	—
Other investment proceeds	43	73	27	—	143

Cash used by investing activities	4,719	507	(917)	(5,302)	(993)

FINANCING ACTIVITIES
Borrowings	3,755	—	13	—	3,768
Debt repayments	(2,100)	—	(244)	—	(2,344)
Proceeds from exercise of stock options	165	—	—	—	165
Excess tax benefit from equity instruments	151	—	—	—	151
Principal payments on capital leases	—	(9)	(2)	—	(11)
Repurchases of common stock	(3,632)	—	—	—	(3,632)
Dividends paid	(1,150)	—	—	—	(1,150)
Other financing activities	(78)	(22)	(160)	—	(260)
Change in due to/from parent and investment in segment	—	(5,116)	(184)	5,300	—

Cash used by financing activities	(2,889)	(5,147)	(577)	5,300	(3,313)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(647)	(2)	186	—	(463)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,623	290	705	—	2,618

CASH AND EQUIVALENTS AT END OF PERIOD	$976	$288	$891	$—	$2,155

TIME WARNER INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2017, 2016 and 2015

(millions)

Description	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Period
2017
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$193	$11	$(42)	$162
Reserves for sales returns and allowances	788	1,126	(1,180)	734

Total	$981	$1,137	$(1,222)	$896

2016
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$180	$38	$(25)	$193
Reserves for sales returns and allowances	875	1,329	(1,416)	788

Total	$1,055	$1,367	$(1,441)	$981

2015
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$152	$63	$(35)	$180
Reserves for sales returns and allowances	1,000	1,671	(1,796)	875

Total	$1,152	$1,734	$(1,831)	$1,055