Form 10-Q
period 2018-03-31
TIME WARNER INC.
filed 2018-04-26
CIK 1105705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2018 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________________ to ___________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of April 20, 2018
Common Stock – $.01 par value	782,319,431

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

•

Results of operations. This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2018. This analysis is presented on both a consolidated and a business segment basis. In addition, a brief description of transactions and other items that affect the comparability of the results being analyzed is included.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of March 31, 2018 and cash flows for the three months ended March 31, 2018.

•

Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements.

OVERVIEW

Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. Among the Company’s brands are TNT, TBS, Adult Swim, Cartoon Network, CNN, HBO, Cinemax, Warner Bros. and New Line Cinema. During the three months ended March 31, 2018, the Company generated Revenues of $7.996 billion (up 3% from $7.735 billion in 2017), Operating Income of $1.811 billion (down 13% from $2.080 billion in 2017), Net Income attributable to Time Warner shareholders of $1.643 billion (up 15% from $1.424 billion in 2017) and Cash provided by operations of $1.316 billion (down 10% from $1.461 billion in 2017).

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

Turner. The Turner segment consists of businesses managed by Turner Broadcasting System, Inc. (“Turner”). During the three months ended March 31, 2018, the Turner segment recorded Revenues of $3.344 billion (42% of the Company’s total Revenues) and Operating Income of $1.092 billion.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Home Box Office. The Home Box Office segment consists of businesses managed by Home Box Office, Inc. (“Home Box Office”). During the three months ended March 31, 2018, the Home Box Office segment recorded Revenues of $1.619 billion (20% of the Company’s total Revenues) and Operating Income of $516 million.

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

In the U.S., Home Box Office generates revenues principally from licensing programming to affiliates and digital distributors that have contracted to receive and distribute such programming to their customers who subscribe to the HBO or Cinemax services. Home Box Office’s agreements with its domestic affiliates are typically multi-year arrangements that provide for annual fee increases and marketing support. The relationship between subscriber totals and the amount of revenues earned under Home Box Office affiliate agreements depends on the specific terms of the applicable agreement, which may include basic and/or pay television subscriber thresholds, volume discounts and other performance-based discounts. Marketing and promotional activities intended to retain existing subscribers and acquire new subscribers may also impact revenue earned. Internationally, Home Box Office generates subscription revenues by licensing programming to international affiliates that have contracted to receive and distribute such programming to their customers. In some countries, Home Box Office also generates subscription revenues from OTT services that are distributed to consumers either directly or through third parties. Additional sources of revenues for Home Box Office are the licensing of its original programming, including Game of Thrones, Westworld and Strike Back, and the home entertainment sales of its original programming via physical and digital formats.

Warner Bros. The Warner Bros. segment consists of businesses managed by Warner Bros. Entertainment Inc. (“Warner Bros.”) that principally produce and distribute television shows, feature films and games. Warner Bros.’ television, film and game businesses benefit from a shared infrastructure, including shared production, distribution, marketing and administrative functions and resources. During the three months ended March 31, 2018, the Warner Bros. segment recorded Revenues of $3.238 billion (38% of the Company’s total Revenues) and Operating Income of $322 million.

Warner Bros. is a leader in television production and distribution. Warner Bros. generates television product revenues principally from the licensing of programs to broadcast and cable television networks and premium pay television and OTT services. For the 2017/2018 season, Warner Bros. is producing approximately 70 original series in the U.S., including (i) at least four series for each of the five broadcast networks (including Arrow, The Bachelor, The Big Bang Theory, Black Lightning, Blindspot, DC’s Legends of Tomorrow, Deception, Ellen’s Game of Games, The Flash, Gotham, iZombie, Lethal Weapon, Little Big Shots, Lucifer, The Middle, Mom, Riverdale, Splitting Up Together, Supergirl, Supernatural, The Voice and Young Sheldon), (ii) series for basic cable networks (including Animal Kingdom, Claws, Krypton, People of Earth and Queen Sugar), (iii) series for premium pay television services (including Shameless and Westworld), (iv) series for SVOD services (including Castle Rock, Fuller House and Longmire), (v) series for first-run syndication (including The Ellen DeGeneres Show, Extra, The Real and TMZ) and (vi) animated series for Cartoon Network, Boomerang and the Boomerang-branded SVOD service (including New Looney Tunes and The Tom and Jerry Show). Warner Bros.’ programming also includes short-form live-action series and animated programming for digital platforms. Warner Bros. also licenses the rights to many of its U.S. original television series in international territories. Outside the U.S., Warner Bros. has a global network of production companies in many countries, which allows Warner Bros. to develop programming specifically tailored for the audiences in these territories. These local-language production companies also focus on developing non-scripted programs and formats that can be adapted and sold internationally and in the U.S.

Warner Bros. is a leader in the feature film industry and produces feature films under its Warner Bros. and New Line Cinema banners. Warner Bros. generates theatrical product revenues principally through rental fees from theatrical exhibition of feature films, including the following recently released films: Blade Runner 2049, Game Night, It, Justice League, Rampage, Ready Player One and Tomb Raider, and subsequently through licensing fees received from the distribution of films on premium pay television services, broadcast and cable television networks and OTT services.

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

The distribution and sale of home entertainment product in physical formats is a large contributor to the segment’s revenues and profits. For the past several years, sales of home entertainment product in physical formats have declined as the home entertainment industry has been undergoing significant changes as home entertainment consumption patterns have shifted. Several factors have contributed to this decline, including consumers shifting to OTT service subscriptions and, to a lesser degree, digital purchases and transactional VOD rentals of content; changing retailer initiatives and strategies (e.g., reduction of floor space devoted to home entertainment product in physical formats); retail store closures; increasing competition for consumer discretionary time and spending; and piracy. During the first quarter of 2018, across the home entertainment industry, consumer spending on home entertainment product in physical formats continued to decline and consumer spending on electronic delivery continued to increase. The electronic delivery of film and television content is growing and becoming more important to the Warner Bros. segment, which has helped to offset some of the decline in sales of home entertainment product in physical formats.

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

The merger is conditioned on the receipt of certain antitrust and other required regulatory consents. On November 20, 2017, the United States Department of Justice (the “DOJ”) filed a lawsuit in the United States District Court for the District of Columbia (the “Court”) under a federal antitrust statute to enjoin the merger. The trial began the week of March 19, 2018 and the parties’ presentation of their cases is expected to conclude in early May 2018. Time Warner and AT&T have agreed to extend the termination date of the Merger Agreement to April 22, 2018, and each has agreed to waive, until June 21, 2018, its right to terminate the Merger Agreement based on the merger not being completed by April 22, 2018.

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

Recent Developments

Central European Media Enterprises Ltd.

On April 25, 2018, the Company exercised warrants it held to purchase 101 million shares of Class A common stock of Central European Media Enterprises Ltd.’s (“CME”) at an aggregate cost of $101 million. Simultaneously, the Company entered into a standing proxy arrangement whereby it granted the right to vote the Class A common stock it received upon exercise of the warrants, for all matters other than regarding a change of control event, to the independent members of CME’s Board of Directors. In accordance with the standing proxy arrangement, such shares will be voted by the proxyholder in a manner that reflects the proportion of all votes cast excluding those shares covered by the standing proxy arrangement. The Company has agreed with CME that the proxy arrangement will be in effect for two years and is not revocable by the Company. In addition, the Company has the right to extend the proxy arrangement for an additional one-year period at its option. The Company will continue to account for its investment in CME’s Class A common stock under the equity method of accounting.

On April 25, 2018, CME, CME Media Enterprises B.V. (“CME BV”), Time Warner and third-party financial institution lenders agreed to extend the maturity dates of CME’s €235 million senior unsecured term loan (the “2015 Term Loan”) from November 1, 2019 to November 1, 2021 and CME BV’s €469 million senior unsecured term loan (the “2016 Term Loan”) from February 19, 2021 to April 26, 2023. Time Warner has agreed to continue to guarantee CME’s and CME BV’s obligations under the term loans as well as related interest rate hedges.

On April 25, 2018, Time Warner, CME and CME BV entered into an amendment and restatement agreement (the “2018 Reimbursement Amendment”) to further amend and restate the Amended and Restated Reimbursement Agreement, dated as of November 14, 2014, and as amended and restated as of February 19, 2016. The 2018 Reimbursement Amendment, among other

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

things, reduced the guarantee fees payable by CME and CME BV to Time Warner for Time Warner’s guarantees of CME’s obligations under its €151 million senior unsecured term loan (the “2014 Term Loan”) that matures on May 1, 2019 and the 2015 Term Loan, as well as CME BV’s obligation under the 2016 Term Loan. The reduced fee to be paid to Time Warner for each of these guarantees is equal to a rate (the “all-in” rate) ranging between 3.25% and 6.00%, in the case of the 2014 Term Loan and 2015 Term Loan, and between 3.50% and 6.50%, in the case of the 2016 Term Loan, measured quarterly based on CME’s consolidated net leverage ratio, less the interest rate on the applicable term loan. The fees are payable in cash. The 2018 Reimbursement Amendment also provides that if CME’s consolidated debt level is less than €815 million by September 30, 2018, the all-in rate will be decreased further, in most cases by 50 basis points. The 2018 Reimbursement Amendment also makes less restrictive certain of the maintenance and negative covenants that apply to CME and its subsidiaries.

Also on April 25, 2018, Time Warner, CME and CME BV entered into an amendment and restatement agreement (the “2018 Revolver Amendment”) to further amend and restate CME’s Amended and Restated Revolving Loan Facility Credit Agreement, dated as of May 2, 2014, and as amended and restated as of February 19, 2016. The 2018 Revolver Amendment increased the size of the revolving credit facility from $50 million to $75 million and extended the maturity date from February 19, 2021 to April 26, 2023. Amounts outstanding under the revolving credit facility generally bear interest at a margin ranging from 3.25% to 6.25% over the applicable Libor rate for Eurodollar loans based on CME’s net leverage and, effective with the 2018 Revolver Amendment, are payable entirely in cash. The revolving credit facility continues to contain a commitment fee on the average daily unused amount under the facility of 0.50% per annum. The 2018 Revolver Amendment also makes less restrictive certain of the maintenance and negative covenants that apply to CME and its subsidiaries.

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

Transactions and Other Items Affecting Comparability

As more fully described herein and in the related notes to the accompanying consolidated financial statements, the comparability of Time Warner’s results from continuing operations has been affected by transactions and certain other items in each period as follows (millions):

	Three Months Ended March 31,
	2018	2017
Asset impairments	$—	$(1)
Gain (loss) on operating assets, net	(23)	7
Costs related to the AT&T merger	(146)	(82)
Other	—	(1)

Impact on Operating Income	(169)	(77)
Investment gains (losses), net	(47)	159
Amounts related to the separation or disposition of former Time Warner segments	(13)	(4)
Items affecting comparability relating to equity method investments	21	(1)

Pretax impact	(208)	77
Income tax impact of above items	42	39

Impact of items affecting comparability on net income	$(166)	$116

In addition to the items affecting comparability described above, the Company incurred Restructuring and severance costs of $0 for the three months ended March 31, 2018 and $12 million for the three months ended March 31, 2017. For further information regarding the Restructuring and severance costs, see “Consolidated Results” and “Business Segment Results.”

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Asset Impairments

During the three months ended March 31, 2017, the Company recognized miscellaneous asset impairments of $1 million at the Warner Bros. segment.

Gain (Loss) on Operating Assets, Net

During the three months ended March 31, 2018, the Company recognized net losses on operating assets of $23 million, consisting of $24 million of costs at the Warner Bros. segment associated with a fair value adjustment on a contingent consideration arrangement, partially offset by a miscellaneous gain of $1 million at the Turner segment. During the three months ended March 31, 2017, the Company recognized miscellaneous gains on operating assets of $7 million, consisting of $6 million at the Turner segment and $1 million at the Warner Bros. segment.

Costs Related to the AT&T Merger

For the three months ended March 31, 2018 and 2017, the Company recognized $146 million and $82 million, respectively, of costs related to the AT&T merger, consisting of $53 million and $26 million, respectively, at Corporate, $37 million and $22 million, respectively, at the Turner segment, $37 million and $22 million, respectively, at the Warner Bros. segment and $19 million and $12 million, respectively, at the Home Box Office segment. For the three months ended March 31, 2018 and 2017, these costs reflected $44 million and $18 million, respectively, of external transaction costs and $102 million and $64 million, respectively, of costs from merger-related employee retention and incentive programs (as discussed below). For the three months ended March 31, 2018 and 2017, approximately $145 million and $80 million, respectively, of these costs are included in Selling, general and administrative expenses and the remainder in Costs of revenues in the accompanying Consolidated Statement of Operations.

In connection with entering into the Merger Agreement, the Company has granted 5.7 million special retention restricted stock units (“Special Retention RSUs”) as of March 31, 2018 to certain employees of Time Warner and its divisions, including all executive officers of Time Warner. Half of the Special Retention RSUs will vest 25% per year on each of the first four anniversaries of February 15, 2017, and the remaining half will vest 25% per year on each of the first four anniversaries of February 15, 2018. Pursuant to the Special Retention RSU agreements, vesting as a result of retirement is not permitted unless the employee retires after the merger has closed. In addition, the awards do not accelerate automatically following the closing of the merger. Instead, the employee must remain employed following the closing, and the awards will vest only on the scheduled vesting date or upon termination of employment under certain circumstances, such as termination without cause, for good reason or due to retirement.

In addition, the Company has implemented merger-related cash-based incentive plans, including a retention plan for certain employees of Time Warner and its divisions, including executive officers of Time Warner other than the Chairman and CEO, and a retention and incentive plan focused on the operating divisions’ 2018 performance in which the executive officers of Time Warner do not participate.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Investment Gains (Losses), Net

Investment gains (losses), net are included in Other income (loss), net in the accompanying Consolidated Statement of Operations. The detail of Investment gains, net is shown in the table below (millions):

	Three Months Ended March 31,
	2018	2017
Sale of interest in Omni Atlanta hotel joint venture	$—	$99
Fair value adjustments (a)	(45)	54
Gain (loss) on other investments	(2)	6

Investment gains (losses), net	$(47)	$159

(a)	Primarily related to warrants to purchase Class A common stock of CME held by the Company, which the Company exercised on April 25, 2018. See “Recent Developments.”

Amounts Related to the Separation or Disposition of Former Time Warner Segments

For the three months ended March 31, 2018, the Company recognized $13 million of losses related to the disposition of former Time Warner segments, primarily related to changes in the value of a Time Warner Cable Inc. (“TWC”) tax indemnification receivable. For the three months ended March 31, 2017, the Company recognized $4 million of losses related to the disposition of former Time Warner segments, primarily reflecting pension and other retirement benefits related to employees and former employees of Time Inc. These amounts have been reflected in Other income (loss), net in the accompanying Consolidated Statement of Operations.

Items Affecting Comparability Relating to Equity Method Investments

For the three months ended March 31, 2018, the Company recognized $21 million of income primarily related to its share of net investment gains recorded by equity method investees. For the three months ended March 31, 2017, the Company recognized $1 million of losses related to its share of investment losses recorded by equity method investees. These amounts have been reflected in Other income (loss), net in the accompanying Consolidated Statement of Operations.

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

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Revenues. The components of Revenues are as follows (millions):

	Three Months Ended March 31,
	2018	2017	% Change
Turner	$3,344	$3,088	8%
Home Box Office	1,619	1,568	3%
Warner Bros.	3,238	3,365	(4)%
Intersegment eliminations	(205)	(286)	(28)%

Total revenues	$7,996	$7,735	3%

For the three months ended March 31, 2018, Revenues at the Turner segment increased driven by higher Subscription and Advertising revenues, Revenues at the Home Box Office segment increased driven by higher Subscription revenues, which were partially offset by lower Content and other revenues, and Revenues at the Warner Bros. segment decreased driven by lower Television and Theatrical product revenues, which were partially offset by higher Games and other revenues. Each of the revenue categories is discussed in greater detail by segment in “Business Segment Results.”

Costs of Revenues. Costs of revenues were $4.717 billion for the three months ended March 31, 2018 and $4.332 billion for the three months ended March 31, 2017. The increase in Costs of revenues for the three months ended March 31, 2018 primarily reflected higher programming expenses at the Turner segment. The segment variations are discussed in “Business Segment Results.”

Selling, General and Administrative Expenses. For the three months ended March 31, 2018, Selling, general and administrative expenses increased 10% to $1.402 billion from $1.272 billion for the three months ended March 31, 2017, primarily reflecting higher AT&T merger costs at all segments, higher marketing expense at the Turner and Home Box Office segments and the impact of foreign exchange rates at the Warner Bros. segment. For the three months ended March 31, 2018 and 2017, Selling, general and administrative expenses included approximately $145 million and $80 million, respectively, of costs related to the AT&T merger. The segment variations are discussed in “Business Segment Results.”

Included in Costs of revenues and Selling, general and administrative expenses is depreciation expense of $128 million for the three months ended March 31, 2018 and $120 million for the three months ended March 31, 2017.

Amortization Expense. Amortization expense was $43 million for the three months ended March 31, 2018 and $45 million for the three months ended March 31, 2017.

Restructuring and Severance Costs. For the three months ended March 31, 2018 and 2017, Restructuring and severance costs primarily related to employee terminations and other exit activities. Restructuring and severance costs are as follows (millions):

	Three Months Ended March 31,
	2018	2017
Turner	$(2)	$2
Home Box Office	13	2
Warner Bros.	(12)	9
Corporate	1	(1)

Total restructuring and severance costs	$—	$12

Operating Income. Operating Income decreased to $1.811 billion for the three months ended March 31, 2018 from $2.080 billion for the three months ended March 31, 2017. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $169 million and $77 million of expense for the three months ended March 31, 2018 and 2017, respectively, Operating Income decreased $177 million, primarily reflecting decreases at the Warner Bros., Turner and Home Box Office segments.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Interest Expense, Net. Interest expense, net detail is shown in the table below (millions):

	Three Months Ended March 31,
	2018	2017
Interest expense	$(255)	$(308)
Interest income	48	49

Interest expense, net	$(207)	$(259)

The decrease in interest expense for the three months ended March 31, 2018 was primarily due to lower average debt balances and lower average interest rates.

Other Income (Loss), Net. Other income (loss), net detail is shown in the table below (millions):

	Three Months Ended March 31,
	2018	2017
Investment gains (losses), net	$(47)	$159
Amounts related to the separation or disposition of former Time Warner segments	(13)	(4)
Loss from equity method investees	(20)	(76)
Other	(14)	(7)

Other income (loss), net	$(94)	$72

Investment gains (losses), net and amounts related to the separation or disposition of former Time Warner segments are discussed under “Transactions and Other Items Affecting Comparability.”

Income Tax Benefit (Provision). Income tax benefit was $132 million for the three months ended March 31, 2018 compared to an Income tax provision of $470 million for the three months ended March 31, 2017. The Company’s effective tax rate was (9%) for the three months ended March 31, 2018 compared to 25% for the three months ended March 31, 2017. The decrease in the effective tax rate for the three months ended March 31, 2018 was primarily related to the settlement of a U.S. federal tax audit, the 2018 impact of the U.S. tax reform legislation enacted at the end of 2017 and the 2018 extension of an expired tax law retroactive to January 1, 2017.

Net Income. Net Income was $1.642 billion and $1.423 billion for the three months ended March 31, 2018 and 2017, respectively. Excluding the items noted under “Transactions and Other Items Affecting Comparability” totaling $166 million of expense and $116 million of income for the three months ended March 31, 2018 and 2017, respectively, Net Income increased $501 million, primarily due to lower income tax expense, partially offset by lower Operating Income.

Net Loss Attributable to Noncontrolling Interests. Net loss attributable to noncontrolling interests was $1 million for both the three months ended March 31, 2018 and 2017.

Net Income attributable to Time Warner shareholders. Net income attributable to Time Warner shareholders was $1.643 billion for the three months ended March 31, 2018 and $1.424 billion for the three months ended March 31, 2017. Basic and Diluted net income per common share were $2.10 and $2.07, respectively, for the three months ended March 31, 2018 and were $1.84 and $1.80, respectively, for the three months ended March 31, 2017.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Business Segment Results

Turner. Revenues and Operating Income of the Turner segment for the three months ended March 31, 2018 and 2017 are as follows (millions):

	Three Months Ended March 31,
	2018	2017	% Change
Revenues:
Subscription	$1,790	$1,665	8%
Advertising	1,326	1,213	9%
Content and other	228	210	9%

Total revenues	3,344	3,088	8%
Costs of revenues (a)	(1,697)	(1,413)	20%
Selling, general and administrative (a)	(502)	(455)	10%
Gain on operating assets	1	6	(83)%
Restructuring and severance costs	2	(2)	NM
Depreciation	(52)	(50)	4%
Amortization	(4)	(4)	—%

Operating Income	$1,092	$1,170	(7)%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

For the three months ended March 31, 2018, the increase in Subscription revenues reflected higher domestic subscription revenues of $66 million due to higher contractual rates, partially offset by a decrease in subscribers. International subscription revenues increased $59 million primarily due to growth in Latin America, mainly due to a new premium pay-television sports offering in Argentina.

For the three months ended March 31, 2018, the increase in Advertising revenues reflected higher domestic revenues of $106 million primarily due to Turner airing the Final Four games of the NCAA Division I Men’s Basketball Championship Tournament (the “NCAA Tournament”) on its networks.

The components of Costs of revenues for the Turner segment are as follows (millions):

	Three Months Ended March 31,
	2018	2017	% Change
Programming costs:
Originals and sports	$1,219	$982	24%
Acquired films and syndicated series	225	210	7%

Total programming costs	1,444	1,192	21%
Other direct operating costs	253	221	14%

Costs of revenues (a)	$1,697	$1,413	20%

(a)	Costs of revenues exclude depreciation.

For the three months ended March 31, 2018, programming costs increased reflecting higher costs for sports programming mainly due to Turner airing the Final Four NCAA Tournament games on its networks and, to a lesser extent, higher costs for original series.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

For the three months ended March 31, 2018, Selling, general and administrative expenses increased primarily due to higher marketing expense of $21 million primarily related to new seasons of original programming and increased costs related to the AT&T merger of $15 million.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Gain on operating assets and costs related to the AT&T merger for the three months ended March 31, 2018 and 2017, which affected the comparability of the Turner segment’s results.

Operating Income for the three months ended March 31, 2018 decreased due to higher Costs of revenues and Selling, general and administrative expenses, partially offset by higher Revenues.

Home Box Office. Revenues and Operating Income of the Home Box Office segment for the three months ended March 31, 2018 and 2017 are as follows (millions):

	Three Months Ended March 31,
	2018	2017	% Change
Revenues:
Subscription	$1,429	$1,302	10%
Content and other	190	266	(29)%

Total revenues	1,619	1,568	3%
Costs of revenues (a)	(833)	(758)	10%
Selling, general and administrative (a)	(227)	(200)	14%
Restructuring and severance costs	(13)	(2)	NM
Depreciation	(26)	(19)	37%
Amortization	(4)	(4)	—%

Operating Income	$516	$585	(12)%

(a)    Costs of revenues and Selling, general and administrative expenses exclude depreciation.

For the three months ended March 31, 2018, Subscription revenues increased due to higher domestic subscription revenues of $98 million reflecting increased subscribers and higher contractual rates, partially offset by the $63 million impact of a change in accounting due to the adoption of new revenue recognition guidance and its application to minimum fee provisions in multi-year affiliate distribution arrangements. International subscription revenues for the three months ended March 31, 2018 increased $29 million primarily reflecting growth in Europe.

For the three months ended March 31, 2018, Content and other revenues decreased primarily due to lower international licensing revenues.

The components of Costs of revenues for the Home Box Office segment are as follows (millions):

	Three Months Ended March 31,
	2018	2017	% Change
Programming costs:
Originals and sports	$277	$263	5%
Acquired films and syndicated series	320	289	11%

Total programming costs	597	552	8%
Other direct operating costs	236	206	15%

Costs of revenues (a)	$833	$758	10%

(a)	Costs of revenues exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The increase in programming costs for the three months ended March 31, 2018 was primarily due to higher acquired programming costs for Home Box Office’s domestic and international businesses. The increase in other direct operating costs primarily reflected higher distribution costs.

For the three months ended March 31, 2018, Selling, general and administrative expenses increased primarily due to higher marketing expenses of $12 million and increased costs related to the AT&T merger of $7 million.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of costs related to the AT&T merger for the three months ended March 31, 2018 and 2017, which affected the comparability of the Home Box Office segment’s results.

The decrease in Operating Income for the three months ended March 31, 2018 was primarily due to higher Costs of revenues and Selling, general and administrative expenses, partially offset by higher Revenues.

Warner Bros. Revenues and Operating Income of the Warner Bros. segment for the three months ended March 31, 2018 and 2017 are as follows (millions):

	Three Months Ended March 31,
	2018	2017	% Change
Revenues:
Theatrical product	$1,336	$1,377	(3)%
Television product	1,498	1,675	(11)%
Games and other	404	313	29%

Total revenues	3,238	3,365	(4)%
Costs of revenues (a)	(2,334)	(2,331)	—%
Selling, general and administrative (a)	(493)	(454)	9%
Gain (loss) on operating assets	(24)	1	NM
Asset impairments	—	(1)	NM
Restructuring and severance costs	12	(9)	NM
Depreciation	(42)	(44)	(5)%
Amortization	(35)	(37)	(5)%

Operating Income	$322	$490	(34)%

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Revenues primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television or OTT services). The components of Revenues for the three months ended March 31, 2018 and 2017 are as follows (millions):

	Three Months Ended March 31,
	2018	2017	% Change
Theatrical product:
Film rentals	$273	$443	(38)%
Home video and electronic delivery	394	368	7%
Television licensing	570	485	18%
Consumer products and other	99	81	22%

Total theatrical product	$1,336	$1,377	(3)%

Television product:
Television licensing	1,335	1,490	(10)%
Home video and electronic delivery	75	87	(14)%
Consumer products and other	88	98	(10)%

Total television product	$1,498	$1,675	(11)%

The Warner Bros. segment had the following number of theatrical film, theatrical product home video and electronic delivery and game releases during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Theatrical film releases	6	4
Theatrical product home video and electronic delivery releases	4	4
Game releases	1	2

The decrease in Revenues for the three months ended March 31, 2018 included a net favorable impact of foreign exchange rates of approximately $95 million.

Theatrical product revenue from film rentals decreased for the three months ended March 31, 2018, reflecting lower revenues of $149 million from theatrical films released during the first quarter of 2018 compared to the first quarter of 2017 and lower carryover revenues of $21 million from prior period releases.

For the three months ended March 31, 2018, theatrical product revenues from home video and electronic delivery increased primarily due to higher revenues of $55 million from releases during the first quarter of 2018 compared to the first quarter of 2017, partially offset by lower revenues of $29 million from prior period releases, including catalog titles.

The increase in theatrical product revenues from television licensing for the three months ended March 31, 2018 was primarily due to higher international licensing revenues.

The decrease in television product revenues from television licensing for the three months ended March 31, 2018 was primarily due to a change in mix of availabilities.

Games revenues increased for the three months ended March 31, 2018 primarily due to higher carryover revenues of $107 million from prior period releases, partially offset by lower revenues of $9 million from releases during the first quarter of 2018 compared to the first quarter of 2017.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

The components of Costs of revenues for the Warner Bros. segment are as follows (millions):

	Three Months Ended March 31,
	2018	2017	% Change
Film and television production costs	$1,574	$1,667	(6)%
Print and advertising costs	497	492	1%
Other costs, including merchandise and related costs	263	172	53%

Costs of revenues (a)	$2,334	$2,331	—%

(a)	Costs of revenues excludes depreciation.

Included in film and television production costs are production costs related to games, as well as theatrical film and game valuation adjustments resulting primarily from revisions to estimates of ultimate revenue and/or costs for certain theatrical films and games. Theatrical film valuation adjustments were $1 million and $10 million for the three months ended March 31, 2018 and 2017, respectively. Game valuation adjustments were $0 and $5 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in film and television production costs for the three months ended March 31, 2018 was primarily a result of lower expenses associated with television product. Other costs, including merchandise and related costs increased for the three months ended March 31, 2018 primarily due to higher distribution-related costs for games as well as higher foreign exchange losses.

Selling, general and administrative expenses increased for the three months ended March 31, 2018 primarily due to the impact of foreign exchange rates and increased costs related to the AT&T merger of $15 million.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of Gain (loss) on operating assets, Asset impairments and costs related to the AT&T merger for the three months ended March 31, 2018 and 2017, which affected the comparability of the Warner Bros. segment’s results.

The decrease in Operating Income for the three months ended March 31, 2018 was due to lower Revenues and higher Selling, general and administrative expenses.

Corporate. Corporate’s Operating Loss for the three months ended March 31, 2018 and 2017 was as follows (millions):

	Three Months Ended March 31,
	2018	2017	% Change
Selling, general and administrative (a)	$(124)	$(108)	15%
Restructuring and severance costs	(1)	1	NM
Depreciation	(8)	(7)	14%

Operating Loss	$(133)	$(114)	17%

(a)	Selling, general and administrative expenses exclude depreciation.

Refer to “Transactions and Other Items Affecting Comparability” for a discussion of costs related to the AT&T merger for the three months ended March 31, 2018 and 2017, which affected the comparability of Corporate’s results.

For the three months ended March 31, 2018, Operating loss increased primarily due to higher costs related to the AT&T merger of $27 million.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to the Company should be sufficient to fund its capital and liquidity needs for the foreseeable future, including scheduled debt repayments and quarterly dividend payments. Time Warner’s sources of cash include Cash provided by operations, Cash and equivalents on hand, available borrowing capacity under its committed credit

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

facilities and commercial paper program and access to capital markets. Time Warner’s unused committed capacity at March 31, 2018 was $5.526 billion, which included $1.691 billion of Cash and equivalents.

Current Financial Condition

At March 31, 2018, Time Warner had $22.253 billion of debt and $1.691 billion of Cash and equivalents, resulting in net debt of $20.562 billion, compared to $23.744 billion of debt and $2.621 billion of Cash and equivalents, or net debt of $21.123 billion, at December 31, 2017. At March 31, 2018, Total equity was $29.806 billion compared to $28.376 billion at December 31, 2017.

The following table shows the significant items contributing to the decrease in net debt from December 31, 2017 to March 31, 2018 (millions):

Balance at December 31, 2017	$21,123
Cash provided by operations	(1,316)
Capital expenditures	147
Dividends paid to common stockholders	317
Investments and acquisitions, net of cash acquired, including available-for-sale securities	165
Proceeds from the exercise of stock options	(20)
Other investment proceeds	(4)
All other, net	150

Balance at March 31, 2018	$20,562

Cash Flows

For the three months ended March 31, 2018 and 2017, Cash and equivalents decreased by $930 million and $89 million, respectively. Components of these changes are discussed below in more detail.

Operating Activities

Details of Cash provided by operations are as follows (millions):

	Three Months Ended March 31,
	2018	2017
Operating Income	$1,811	$2,080
Depreciation and amortization	171	165
Net interest payments (a)	(267)	(303)
Net income taxes refunded (paid) (b)	228	(118)
All other, net, including working capital changes	(627)	(363)

Cash provided by operations	$1,316	$1,461

(a)	Includes cash interest received of $10 million for both the three months ended March 31, 2018 and 2017.
(b)	Includes income tax refunds received of $302 million and $4 million for the three months ended March 31, 2018 and 2017, respectively.

Cash provided by operations for the three months ended March 31, 2018 decreased primarily due to an increase in cash used by working capital, mainly due to higher content investments and the timing of receipts, and lower Operating Income, partially offset by lower net income taxes paid.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Investing Activities

Details of Cash used by investing activities are as follows (millions):

	Three Months Ended March 31,
	2018	2017
Investments and acquisitions, net of cash acquired	$(165)	$(168)
Capital expenditures	(147)	(98)
Other investment proceeds	4	240

Cash used by investing activities	$(308)	$(26)

The increase in Cash used by investing activities for the three months ended March 31, 2018 was primarily due to lower other investment proceeds, including available-for-sale securities and higher capital expenditures. Included in Investments and acquisitions, net of cash acquired for the three months ended March 31, 2018 and 2017 are payments of $75 million and $85 million, respectively, related to the construction and development of office and studio space in the Hudson Yards development on the west side of Manhattan for the Company’s new corporate headquarters and its New York City-based employees. Other investment proceeds, including available-for-sale securities, for the three months ended March 31, 2017 primarily related to the sale of the Turner segment’s interest in the joint venture that owns the Omni Atlanta hotel.

Financing Activities

Details of Cash used by financing activities are as follows (millions):

	Three Months Ended March 31,
	2018	2017
Borrowings	$4	$—
Debt repayments	(1,535)	(1,144)
Proceeds from the exercise of stock options	20	56
Principal payments on capital leases	(11)	(3)
Dividends paid	(317)	(316)
Other financing activities	(99)	(117)

Cash used by financing activities	$(1,938)	$(1,524)

Cash used by financing activities for the three months ended March 31, 2018 increased primarily due to higher debt repayments.

TIME WARNER INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – (Continued)

Outstanding Debt and Other Financing Arrangements

Outstanding Debt and Committed Financial Capacity

At March 31, 2018, Time Warner had total committed capacity, defined as maximum available borrowings under various existing debt arrangements and cash and short-term investments, of $27.810 billion. Of this committed capacity, $5.526 billion was unused and $22.253 billion was outstanding as debt. At March 31, 2018, total committed capacity, outstanding letters of credit, outstanding debt and total unused committed capacity were as follows (millions):

	Committed Capacity (a)	Letters of Credit (b)	Unamortized Discount on Commercial Paper	Outstanding Debt (c)	Unused Committed Capacity
Cash and equivalents	$1,691	$—	$—	$—	$1,691
Bank credit facilities and commercial paper program (d)	7,000	—	3	3,180	3,817
Fixed-rate public debt	18,900	—	—	18,900	—
Other obligations (e)	219	28	—	173	18

Total	$27,810	$28	$3	$22,253	$5,526

(a)

The bank credit facilities, commercial paper program and public debt of the Company rank pari passu with the senior debt of the respective obligors thereon. The weighted average maturity of the Company’s outstanding debt and other financing arrangements was 9.0 years as of March 31, 2018.

(b)	Represents the portion of committed capacity, including from bilateral letter of credit facilities, reserved for outstanding and undrawn letters of credit.
(c)

Represents principal amounts adjusted for premiums and discounts and $74 million of unamortized debt issuance costs. At March 31, 2018, the principal amounts of the Company’s publicly issued debt mature as follows: $600 million in June 2018, $650 million in 2019, $1.4 billion in 2020, $2.0 billion in 2021, $1.0 billion in 2022, $1.6 billion in 2023 and $11.787 billion thereafter. In the period after 2023, no more than $2.0 billion will mature in any given year.

(d)

The bank credit facilities consist of a $2.0 billion senior unsecured delayed draw term loan facility and two $2.5 billion revolving credit facilities. The Company may issue unsecured commercial paper notes up to the amount of the unused committed capacity under the revolving credit facilities. Unsecured commercial paper notes issued by the Company typically mature in less than 90 days.

(e)	Unused committed capacity includes committed financings of subsidiaries under local bank credit agreements. Other debt obligations totaling $142 million are due within the next twelve months.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of the forward-looking statements in this report include, but are not limited to, the statements regarding (i) the expected declines in the number of subscribers to multichannel video services provided by traditional affiliates in the U.S.; (ii) the expected conclusion in early May 2018 of the presentation by the DOJ and Time Warner and AT&T of their cases in the trial relating to the merger; and (iii) the Company’s expectation that the merger will spur innovation in the media industry and improve the consumer experience and the expected impact of the merger on the Company’s strategy.

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

•	the adequacy of the Company’s risk management framework;

•	changes in U.S. GAAP or other applicable accounting standards and policies;

•	changes in tax, federal communication and other laws and regulations;

•	currency exchange restrictions and currency devaluation risks in some foreign countries;

•	the effect of union or labor disputes or professional sports league player lockouts;

•	the impact of terrorist acts, hostilities, natural disasters (including extreme weather) and pandemic viruses; and

•	the other risks and uncertainties detailed in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER INC.

CONSOLIDATED BALANCE SHEET

(Unaudited; millions, except share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and equivalents	$1,691	$2,621
Receivables, less allowances of $158 and $896	10,279	9,401
Inventories	2,071	2,401
Prepaid expenses and other current assets	1,097	796

Total current assets	15,138	15,219
Noncurrent inventories and theatrical film and television production costs	8,481	8,275
Investments, including available-for-sale securities	3,980	3,924
Property, plant and equipment, net	2,753	2,707
Intangible assets subject to amortization, net	543	585
Intangible assets not subject to amortization	7,007	7,006
Goodwill	27,800	27,776
Other assets	3,295	3,717

Total assets	$68,997	$69,209

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$8,021	$7,916
Deferred revenue	1,002	711
Debt due within one year	3,922	5,450

Total current liabilities	12,945	14,077
Long-term debt	18,331	18,294
Deferred income taxes	1,812	1,584
Deferred revenue	468	468
Other noncurrent liabilities	5,599	6,375
Redeemable noncontrolling interest	36	35
Commitments and Contingencies (Note 13)
Equity
Common stock, $0.01 par value, 1.652 billion and 1.652 billion shares issued and 782 million and 780 million shares outstanding	17	17
Additional paid-in capital	144,797	145,077
Treasury stock, at cost (870 million and 872 million shares)	(46,930)	(47,074)
Accumulated other comprehensive loss, net	(1,353)	(1,437)
Accumulated deficit	(66,726)	(68,208)

Total Time Warner Inc. shareholders’ equity	29,805	28,375
Noncontrolling interest	1	1

Total equity	29,806	28,376

Total liabilities and equity	$68,997	$69,209

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited; millions, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues	$7,996	$7,735
Costs of revenues	(4,717)	(4,332)
Selling, general and administrative	(1,402)	(1,272)
Amortization of intangible assets	(43)	(45)
Restructuring and severance costs	—	(12)
Asset impairments	—	(1)
Gain (loss) on operating assets, net	(23)	7

Operating income	1,811	2,080
Interest expense, net	(207)	(259)
Other income (loss), net	(94)	72

Income before income taxes	1,510	1,893
Income tax benefit (provision)	132	(470)

Net income	1,642	1,423
Less Net loss attributable to noncontrolling interests	1	1

Net income attributable to Time Warner Inc. shareholders	$1,643	$1,424

Per share information attributable to Time Warner Inc. common shareholders:
Basic net income per common share	$2.10	$1.84

Average basic common shares outstanding	780.9	773.6

Diluted net income per common share	$2.07	$1.80

Average diluted common shares outstanding	792.0	789.3

Cash dividends declared per share of common stock	$0.4025	$0.4025

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited; millions)

	Three Months Ended March 31,
	2018	2017
Net income	$1,642	$1,423
Other comprehensive income (loss), net of tax:
Foreign currency translation:
Unrealized gains (losses) occurring during the period	90	(11)
Benefit obligations:
Unrealized gains occurring during the period	1	2
Reclassification adjustment for losses realized in net income	8	5

Change in benefit obligations	9	7

Derivative financial instruments:
Unrealized losses occurring during the period	(55)	(15)
Reclassification adjustment for losses realized in net income	43	2

Change in derivative financial instruments	(12)	(13)

Other comprehensive income (loss)	87	(17)

Comprehensive income	1,729	1,406
Less Comprehensive loss attributable to noncontrolling interests	1	1

Comprehensive income attributable to Time Warner Inc. shareholders	$1,730	$1,407

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ended March 31,

(Unaudited; millions)

	2018	2017
OPERATIONS
Net income	$1,642	$1,423
Adjustments for noncash and nonoperating items:
Depreciation and amortization	171	165
Amortization of film and television costs	2,490	2,203
Asset impairments	—	1
(Gain) loss on investments and other assets, net	46	(166)
Equity in losses of investee companies, net of cash distributions	38	93
Equity-based compensation	47	57
Deferred income taxes	279	(44)
Changes in operating assets and liabilities, net of acquisitions	(3,392)	(2,266)

Cash provided by operations from continuing operations	1,321	1,466
Cash used by operations from discontinued operations	(5)	(5)

Cash provided by operations	1,316	1,461

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(165)	(168)
Capital expenditures	(147)	(98)
Other investment proceeds	4	240

Cash used by investing activities	(308)	(26)

FINANCING ACTIVITIES
Borrowings	4	—
Debt repayments	(1,535)	(1,144)
Proceeds from exercise of stock options	20	56
Principal payments on capital leases	(11)	(3)
Dividends paid	(317)	(316)
Other financing activities	(99)	(117)

Cash used by financing activities	(1,938)	(1,524)

DECREASE IN CASH AND EQUIVALENTS	(930)	(89)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,621	1,539

CASH AND EQUIVALENTS AT END OF PERIOD	$1,691	$1,450

See accompanying notes.

TIME WARNER INC.

CONSOLIDATED STATEMENT OF EQUITY

Three Months Ended March 31,

(Unaudited; millions)

	2018			2017
	Time Warner Shareholders	Noncontrolling Interests	Total Equity	Time Warner Shareholders	Noncontrolling Interests	Total Equity
BALANCE AT BEGINNING OF PERIOD	$28,375	$1	$28,376	$24,335	$2	$24,337
Cumulative effect of revenue recognition accounting change	(164)	—	(164)	—	—	—
Net income (a)	1,643	—	1,643	1,424	—	1,424
Other comprehensive income (loss)	87	—	87	(17)	—	(17)
Dividends	(318)	—	(318)	(316)	—	(316)
Other, primarily related to stock options and restricted stock units	182	—	182	(1)	—	(1)

BALANCE AT END OF PERIOD	$29,805	$1	$29,806	$25,425	$2	$25,427

(a)	Net income excludes losses of $1 million for both the three months ended March 31, 2018 and March 31, 2017, relating to redeemable noncontrolling interests.

See accompanying notes.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Basis of Presentation

Interim Financial Statements

The consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting Guidance Adopted in 2018

Revenue Recognition

On January 1, 2018, the Company adopted, on a modified retrospective basis, accounting guidance that establishes a new revenue recognition framework in GAAP for all companies and industries. The core principle of the new revenue framework is that an entity should recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for those goods or services. The revenue framework includes a five-step model to determine the timing and amount of revenue to recognize related to contracts with customers. In addition, this revenue framework requires new or expanded disclosures related to the amounts of revenue recognized and judgments made by companies when following this framework.

The adoption of the new accounting guidance did not result in significant changes in the way the Company records subscription revenue, advertising revenue and a significant portion of its content revenue. While guidance pertaining to the evaluation of whether revenue should be presented on a gross or net basis was changed in connection with the new revenue framework, the application of such change did not significantly impact the presentation of revenues in the consolidated financial statements. In addition, changes to the accounting guidance for costs incurred to obtain a contract did not significantly impact the consolidated financial statements. However, there are several areas where the Company’s revenue recognition did change under the new guidance:

i.

Renewals of Licenses of Intellectual Property - Under the prior guidance, when the term of an existing license agreement was extended, without any other changes to the provisions of the license, revenue for the renewal period was recognized on the date the renewal was agreed to contractually. Under the new guidance, revenue for the renewed license term cannot be recognized until the date the renewal term begins. This change results in delayed revenue recognition as compared with prior revenue recognition guidance. This change primarily impacts the Warner Bros. segment, but it also, to a lesser degree, impacts the Home Box Office and Turner segments.

ii.

License of Content Library - Under the prior guidance, when a company licensed a completed library of content and agreed to refresh the library with new content as it became available, and the licensee was not entitled to a refund if no further library titles are delivered, revenue was recognized once access to the library was granted to the licensee. Pursuant to the new guidance, because there was an implicit obligation for the Company to refresh the library with additional content in the future, the Company estimates the additional content it will deliver in the future and allocates a portion of the transaction price to that content. As compared with the prior guidance, this results in a deferral of a portion of the transaction price until delivery of future library content. This change primarily impacts the Home Box Office segment.

iii.

Licenses of Symbolic Intellectual Property - Certain intellectual property, such as brands, tradenames and logos, is categorized in the new guidance as “symbolic” intellectual property. An assumption inherent in the new guidance is that a licensee’s ability to derive benefit from a license of symbolic intellectual property depends on the licensor continuing to support or maintain the intellectual property throughout the license term. Accordingly, under the new guidance, revenue from licenses of symbolic intellectual property is recognized over the corresponding license term. In certain arrangements where the Company had no remaining performance obligations, under the prior guidance, revenue from licenses of symbolic intellectual property was recognized at the inception of the license term. Therefore, the new guidance results in a deferral of revenue recognition as compared to prior guidance. This change primarily impacts the Warner Bros. segment.

iv.

Minimum Fees in Multi-Year Affiliate Distribution Arrangements - In several international affiliate arrangements, and more recently in certain multi-year virtual multichannel video programming distributor (“virtual MVPD”) arrangements, the Company is paid an annual minimum guarantee that can vary from year to year. Under the prior guidance, the Company generally recognized the annual minimum guarantee fee ratably within each discrete annual period. In accordance with the new guidance, the Company is required to recognize the cumulative minimum guaranteed fees ratably over the contract term as it continuously delivers the content. Depending on how the minimum guaranteed fees vary in each contract year, this could result in an acceleration of revenue into earlier contractual years or a deferral of revenue into later contractual years as compared with the prior guidance. This change primarily impacts the Home Box Office and Turner segments.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In some cases, the changed aspects of the accounting for transactions noted above in items (i)-(iv) necessitated making new judgments pertaining to the allocation of the transaction price to performance obligations and to the timing of satisfaction of certain performance obligations. However, there were no changes in significant judgments that affect the determination of the amount and timing of revenue resulting from the adoption of the new guidance. In addition, while the adoption of the new guidance necessitated a change to certain of the Company’s internal controls over financial reporting, such changes were not significant.

In connection with adopting the new guidance on a modified retrospective basis, the Company recorded a transition adjustment for all open contracts existing as of January 1, 2018 of $164 million as a reduction to the opening balance of Retained Earnings related principally to the areas noted above. Such adjustment is presented in the Consolidated Statement of Equity as the Cumulative Effect of a Change in Accounting Principle, Revenue Recognition. Also, under the new guidance, the Company presents sales returns and certain sales incentives, such as price protection reserves, as liabilities instead of as contra-asset allowances within Receivables. On January 1, 2018, the liabilities for such sales returns and incentives were $726 million. For more information, see Note 15.

Changes to the opening balances of current assets, total assets, current liabilities and total liabilities resulting from the adoption of the new guidance were as follows (millions):

	December 31, 2017	Impact of Adoption	January 1, 2018
Current assets	$15,219	$828	$16,047
Total assets	69,209	632	69,841
Current liabilities	14,077	974	15,051
Total liabilities	40,833	796	41,629

Modification of Share-Based Payments

On January 1, 2018, the Company adopted, on a prospective basis, new accounting guidance that clarifies when changes to the terms and conditions of share-based awards must be accounted for as modifications. The guidance does not change the accounting treatment for modifications. The guidance did not have a material impact on the Company’s consolidated financial statements.

Net Periodic Benefit Costs

On January 1, 2018, the Company adopted, on a retrospective basis, new accounting guidance that requires that an employer disaggregate the service cost component from the other components of net periodic benefit costs relating to defined benefit pension and other postretirement benefit plans. While the service cost component of net periodic benefit costs continues to be presented as an operating expense, the other components are presented outside of operating income in the Consolidated Statement of Operations. The adoption of this guidance resulted in increases in Operating income of $4 million, $5 million, $5 million and $4 million, for the three months ended March 31, 2017, June 30, 2017, September 30, 2017, and December 31, 2017, respectively. The increases in Operating income were offset by higher expenses of equal amounts included in Other income (loss), net in each of these three-month periods.

Definition of a Business

On January 1, 2018, the Company adopted, on a prospective basis, new accounting guidance that changes the definition of a business for accounting purposes. Under the new guidance, an entity first determines whether substantially all of the fair value of a set of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of assets is not deemed to be a business. If the threshold is not met, the entity then evaluates whether the set of assets meets the requirement to be deemed a business, which at a minimum, requires there to be an input and a substantive process that together significantly contribute to the ability to create outputs. The guidance did not have a material impact on the Company’s consolidated financial statements.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Cash

On January 1, 2018, the Company adopted, on a retrospective basis, new accounting guidance that requires that a statement of cash flows present the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. The guidance did not have a material impact on the Company’s consolidated financial statements.

Intra-Entity Transfers of Assets Other than Inventory

On January 1, 2018, the Company adopted, on a modified retrospective basis, new accounting guidance that requires entities to recognize the income tax consequences of an intercompany transfer of an asset other than inventory when the transfer occurs, rather than deferring the income tax consequences of the intercompany transfer of assets until the asset has been sold to a third party. The guidance did not have a material impact on the Company’s consolidated financial statements.

Classification of Certain Cash Receipts and Cash Payments

On January 1, 2018, the Company adopted, on a retrospective basis, new accounting guidance that clarifies the presentation of certain cash receipts and payments in a company’s statement of cash flows. The guidance primarily relates to the classification of cash flows associated with certain (i) debt transactions, (ii) contingent consideration arrangements related to business combinations, (iii) insurance claims and policies, (iv) distributions received from equity method investees and (v) securitization transactions. The guidance did not have a material impact on the Company’s consolidated financial statements.

Recognition and Measurement of Financial Assets and Liabilities

On January 1, 2018, the Company adopted, on a prospective basis, new accounting guidance that makes limited changes to the accounting for financial instruments. The changes primarily relate to (i) the requirement to measure equity investments in unconsolidated subsidiaries, other than those accounted for under the equity method of accounting, at fair value, with changes in the fair value recognized in earnings, (ii) an alternative approach for the measurement of equity investments that do not have a readily determinable fair value, (iii) the elimination of the other-than-temporary impairment model and its replacement with a requirement to perform a qualitative assessment to identify the impairment of equity investments, and a requirement to recognize impairment losses in earnings based on the difference between the fair value and the carrying value of the equity investment, (iv) the elimination of the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost, (v) the addition of a requirement to use the exit price concept when measuring the fair value of financial instruments for disclosure purposes and (vi) the addition of a requirement to present financial assets and financial liabilities separately in the notes to financial statements, grouped by measurement category (e.g., fair value, amortized cost, lower of cost or market) and by form of financial asset (e.g., loans, equity securities). Adoption of the guidance resulted in a cumulative effect adjustment of $3 million related to deferred gains as of December 31, 2017 for equity securities with readily determinable fair values from Accumulated other comprehensive loss, net to Accumulated deficit on the Consolidated Balance Sheet.

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

Simplifying the Accounting for Goodwill Impairment

In January 2017, guidance was issued to simplify the accounting for goodwill impairment. The guidance removes the second step of the goodwill impairment test, which requires that a hypothetical purchase price allocation be performed to determine the amount of impairment, if any. Under the new guidance, a goodwill impairment charge will be based on the amount by which a

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance will become effective on a prospective basis for the Company on January 1, 2020 and is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting for Leases

In February 2016, guidance was issued regarding accounting for leases. The main difference between the current guidance and the new guidance is the recognition by the lessee of lease assets and liabilities for those leases it classified as operating leases under the current guidance. Under the new guidance, the recognition, measurement and presentation of expenses and cash flows arising from a lease as well as the lessor accounting model have not significantly changed from current guidance. The guidance also requires qualitative and quantitative disclosures of key information about leasing arrangements. The new guidance will become effective on a modified retrospective basis for the Company on January 1, 2019. The Company is still evaluating the impact of the new guidance on its consolidated financial statements. Because the Company is a party to approximately 2,000 operating leases with future minimum rental commitments at December 31, 2017 of $1.128 billion, it expects that the impact of recognizing lease assets and liabilities for these operating leases will be significant to the Consolidated Balance Sheet.

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

The merger is conditioned on the receipt of certain antitrust and other required regulatory consents. On November 20, 2017, the United States Department of Justice (the “DOJ”) filed a lawsuit in the United States District Court for the District of Columbia (the “Court”) under a federal antitrust statute to enjoin the merger. The trial began the week of March 19, 2018 and the parties’ presentation of their cases is expected to conclude in early May 2018. Time Warner and AT&T have agreed to extend the termination date of the Merger Agreement to April 22, 2018, and each has agreed to waive, until June 21, 2018, its right to terminate the Merger Agreement based on the merger not being completed by April 22, 2018.

3.	INVESTMENTS

Central European Media Enterprises Ltd.

As of March 31, 2018, the Company had an approximate 46% voting interest in Central European Media Enterprises Ltd.’s (“CME”) common stock and an approximate 75% ownership interest in CME (on a fully diluted basis).

As of March 31, 2018, the Company owned 61.4 million shares of CME’s Class A common stock and 1 share of Series A convertible preferred stock, which is convertible into 11.2 million shares of CME’s Class A common stock and votes with the Class A common stock on an as-converted basis. The Company accounts for its investment in CME’s Class A common stock and Series A convertible preferred stock under the equity method of accounting. Although the book value of the Company’s equity method investment in CME has been reduced to zero through the recognition of equity method losses, the Company has continued to

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

record equity method losses because it has guaranteed an aggregate amount of €855 million of CME’s obligations. The amount of such equity method losses at March 31, 2018 was $4 million and is presented in Other noncurrent liabilities on the Consolidated Balance Sheet. In addition, in connection with these guarantees, the Company recognized a liability at the inception of each respective arrangement based on the estimated fair value of the applicable guarantee. At March 31, 2018, the carrying value of liabilities associated with such guarantees was $168 million, which is also included in Other noncurrent liabilities on the Consolidated Balance Sheet.

As of March 31, 2018, the Company owned all of the outstanding shares of CME’s Series B convertible redeemable preferred shares, which are non-voting and may be converted into 110.3 million shares of CME’s Class A common stock at the Company’s option. The Series B convertible redeemable preferred shares accrete in value until June 24, 2018 at an annual rate of 3.75% compounded quarterly. The Company accounts for its investment in CME’s Series B convertible redeemable preferred shares at cost less impairment, plus or minus subsequent adjustments for observable price changes.

As of March 31, 2018, the Company held 101 million warrants, each to purchase one share of CME Class A common stock. The warrants had an exercise price of $1.00 per share and did not contain any voting rights. The warrants were carried at fair value in Investments, including available-for-sale securities in the Consolidated Balance Sheet, which, at March 31, 2018, was $324 million.

On April 25, 2018, the Company exercised the warrants at an aggregate cost of $101 million and received 101 million shares of CME Class A common stock. Simultaneously, the Company entered into a standing proxy arrangement whereby it granted the right to vote the Class A common stock it received upon exercise of the warrants, for all matters other than regarding a change of control event, to the independent members of CME’s Board of Directors. In accordance with the standing proxy arrangement, such shares will be voted in a manner that reflects the proportion of all votes cast excluding those shares covered by the standing proxy arrangement. The Company has agreed with CME that the proxy arrangement will be in effect for two years and is not revocable by the Company. In addition, the Company has the right to extend the standing proxy arrangement for an additional one-year period at its option. The Company will continue to account for its investment in CME’s Class A common stock under the equity method of accounting.

On April 25, 2018, CME, CME Media Enterprises B.V. (“CME BV”), Time Warner and third-party financial institution lenders agreed to extend the maturity dates of CME’s €235 million senior unsecured term loan (the “2015 Term Loan”) from November 1, 2019 to November 1, 2021 and CME BV’s €469 million senior unsecured term loan (the “2016 Term Loan”) from February 19, 2021 to April 26, 2023. Time Warner has agreed to continue to guarantee CME’s and CME BV’s obligations under the term loans as well as related interest rate hedges.

On April 25, 2018, Time Warner, CME and CME BV entered into an amendment and restatement agreement (the “2018 Reimbursement Amendment”) to further amend and restate the Amended and Restated Reimbursement Agreement, dated as of November 14, 2014, and as amended and restated as of February 19, 2016. The 2018 Reimbursement Amendment, among other things, reduced the guarantee fees payable by CME and CME BV to Time Warner for Time Warner’s guarantees of CME’s obligations under its €151 million senior unsecured term loan (the “2014 Term Loan”) that matures on May 1, 2019 and the 2015 Term Loan, as well as CME BV’s obligation under the 2016 Term Loan. The reduced fee to be paid to Time Warner for each of these guarantees is equal to a rate (the “all-in” rate) ranging between 3.25% and 6.00%, in the case of the 2014 Term Loan and 2015 Term Loan, and between 3.50% and 6.50%, in the case of the 2016 Term Loan, measured quarterly based on CME’s consolidated net leverage ratio, less the interest rate on the applicable term loan. The fees are payable in cash. The 2018 Reimbursement Amendment also provides that if CME’s consolidated debt level is less than €815 million by September 30, 2018, the all-in rate will be decreased further, in most cases by 50 basis points. The 2018 Reimbursement Amendment also makes less restrictive certain of the maintenance and negative covenants that apply to CME and its subsidiaries.

Also on April 25, 2018, Time Warner, CME and CME BV entered into an amendment and restatement agreement (the “2018 Revolver Amendment”) to further amend and restate CME’s Amended and Restated Revolving Loan Facility Credit Agreement, dated as of May 2, 2014, and as amended and restated as of February 19, 2016. The 2018 Revolver Amendment increased the size of the revolving credit facility from $50 million to $75 million and extended the maturity date from February 19, 2021 to April 26, 2023. Amounts outstanding under the revolving credit facility generally bear interest at a margin ranging from 3.25% to 6.25% over the applicable Libor rate for Eurodollar loans based on CME’s net leverage and, effective with the 2018 Revolver Amendment, are payable entirely in cash. The revolving credit facility continues to contain a commitment fee on the average daily unused amount under the facility of 0.50% per annum. The 2018 Revolver Amendment also makes less restrictive certain of the maintenance and negative

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

covenants that apply to CME and its subsidiaries. As of both March 31, 2018 and April 25, 2018, there were no amounts outstanding under the revolving credit facility.

4.	FAIR VALUE MEASUREMENT

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, respectively (millions):

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Equity securities:
Diversified equity securities (a)	$168	$—	$—	$168	$168	$—	$—	$168
Other	14	—	—	14	18	—	—	18
Available-for-sale debt securities	—	31	—	31	—	31	—	31
Derivatives:
Foreign exchange contracts	—	—	—	—	—	4	—	4
Other	—	—	325	325	—	—	369	369
Liabilities:
Derivatives:
Foreign exchange contracts	—	(135)	—	(135)	—	(50)	—	(50)
Other	—	—	(40)	(40)	—	—	(1)	(1)

Total	$182	$(104)	$285	$363	$186	$(15)	$368	$539

(a)	Consists of investments related to deferred compensation.

The Company primarily applies the market approach for valuing recurring fair value measurements. As of March 31, 2018 and December 31, 2017, assets valued using significant unobservable inputs (Level 3) primarily related to warrants to purchase shares of Class A common stock of CME valued at $324 million and $368 million, respectively. The Company estimates the fair value of these warrants using a Monte Carlo Simulation model. Significant unobservable inputs used in the fair value measurement at March 31, 2018 are an expected term of 0.09 years and an expected volatility of approximately 37%. As of March 31, 2018 and December 31, 2017, the other Level 3 assets consisted of equity instruments held by employees of a former subsidiary of the Company. As of March 31, 2018 and December 31, 2017, Level 3 liabilities consisted of a liability related to contingent consideration.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles the beginning and ending balances of net derivative assets and liabilities classified as Level 3 and identifies the total gains (losses) the Company recognized during the three months ended March 31, 2018 and 2017 on such assets and liabilities that were included in the Consolidated Balance Sheet as of March 31, 2018 and 2017 (millions):

	March 31, 2018	March 31, 2017
Balance as of the beginning of the period	$368	$161
Total gains (losses), net:
Included in operating income	(24)	—
Included in other income (loss), net	(44)	54
Included in other comprehensive income (loss)	—	—
Purchases	—	—
Settlements	—	(1)
Issuances	(15)	(1)

Balance as of the end of the period	$285	$213

Net gain (loss) for the period included in net income related to assets and liabilities still held as of the end of the period	$(68)	$54

Other Financial Instruments

The Company’s other financial instruments, including debt, are not required to be carried at fair value. Based on the interest rates prevailing at March 31, 2018, the fair value of Time Warner’s public debt exceeded its carrying value by approximately $981 million and, based on interest rates prevailing at December 31, 2017, the fair value of Time Warner’s public debt exceeded its carrying value by approximately $1.583 billion. The fair value of Time Warner’s public debt is considered a Level 2 measurement as it is based on observable market inputs such as current interest rates and, where available, actual sales transactions. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized in the consolidated financial statements unless the debt is retired prior to its maturity.

Information as of March 31, 2018 about the Company’s investments in CME that are not required to be carried at fair value on a recurring basis is as follows (millions):

	Carrying Value	Fair Value	Fair Value Hierarchy
Class A common stock (a)	$—	$305	Level 1
Series B convertible redeemable preferred shares	$—	$463	Level 2

(a)	Includes 1 share of Series A convertible preferred stock.

The fair values of the Company’s investments in CME’s Class A common stock (including Series A convertible preferred stock) and Series B convertible redeemable preferred shares are primarily determined by reference to the March 31, 2018 closing price of CME’s common stock.

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

During the three months ended March 31, 2018 and March 31, 2017, the Company also performed fair value measurements related to certain theatrical films and television programs. In determining the fair value of its theatrical films, the Company employs a DCF methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the respective business (e.g., Warner Bros.) plus a risk premium representing the risk associated with producing a particular theatrical film. The fair value of any theatrical films and television programs that management plans to abandon is zero. Because the primary determination of fair value is made using a DCF model, the resulting fair value is considered a Level 3 measurement. The following table presents certain theatrical film and television production costs, which were recorded as inventory in the Consolidated Balance Sheet, that were written down to fair value (millions):

	Carrying value before write down	Carrying value after write down
Fair value measurements made during the three months ended March 31,:
2018	$7	$4
2017	$51	$30

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	INVENTORIES AND THEATRICAL FILM AND TELEVISION PRODUCTION COSTS

Inventories and theatrical film and television production costs consist of (millions):

	March 31, 2018	December 31, 2017
Inventories:
Programming costs, less amortization (a)	$3,614	$3,859
Other inventory, primarily DVDs and Blu-ray Discs	159	186

Total inventories	3,773	4,045
Less: current portion of inventory	(2,071)	(2,401)

Total noncurrent inventories	1,702	1,644

Theatrical film production costs: (b)
Released, less amortization	729	709
Completed and not released	495	502
In production	1,074	1,219
Development and pre-production	167	152

Television production costs: (b)
Released, less amortization	2,052	1,844
Completed and not released	964	835
In production	1,280	1,357
Development and pre-production	18	13

Total theatrical film and television production costs	6,779	6,631

Total noncurrent inventories and theatrical film and television production costs	$8,481	$8,275

(a)	Includes the costs of certain programming rights, primarily sports, for which payments have been made prior to the related rights being received.
(b)

Does not include $338 million and $368 million of acquired film library intangible assets as of March 31, 2018 and December 31, 2017, respectively, which are included in Intangible assets subject to amortization, net in the Consolidated Balance Sheet.

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

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summary sets forth the activity within Other comprehensive income (loss) (millions):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Pretax	Tax (provision) benefit	Net of tax	Pretax	Tax (provision) benefit	Net of tax
Unrealized gains (losses) on foreign currency translation	$82	$8	$90	$(10)	$(1)	$(11)
Unrealized gains on benefit obligations	2	(1)	1	3	(1)	2
Reclassification adjustment for losses on benefit obligations realized in net income (a)	10	(2)	8	8	(3)	5
Unrealized losses on derivative financial instruments	(57)	2	(55)	(23)	8	(15)
Reclassification adjustment for losses on derivative financial instruments realized in net income (b)	44	(1)	43	3	(1)	2

Other comprehensive income (loss)	$81	$6	$87	$(19)	$2	$(17)

(a)	Pretax losses included in Other income (loss), net.
(b)	Pretax (gains) losses are included in Selling, general and administrative expenses, Costs of revenues and Other income (loss), net are as follows (millions):

	Three Months Ended March 31,
	2018	2017
Selling, general and administrative expenses	$—	$3
Costs of revenues	45	—
Other income (loss), net	(1)	—

7.	REVENUES

The tables below present Revenues by segment, type and region (i.e., domestic or international) as well as Content revenues by segment and line of business for the three months ended March 31, 2018 and 2017 (millions). Management uses these categories of Revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
Revenue by Type	Turner	Home Box Office	Warner Bros.	Total	Turner	Home Box Office	Warner Bros.	Total
Subscription:
Domestic	$1,508	$1,300	$—	$2,808	$1,442	$1,202	$—	$2,644
International	282	129	—	411	223	100	—	323
Advertising:
Domestic	1,196	—	—	1,196	1,090	—	—	1,090
International	130	—	—	130	123	—	—	123
Content:
Domestic	105	37	1,631	1,773	102	28	1,909	2,039
International	55	151	1,454	1,660	42	236	1,321	1,599
Other	68	2	153	223	66	2	135	203

	3,344	1,619	3,238	8,201	3,088	1,568	3,365	8,021
Intersegment eliminations	(22)	(2)	(181)	(205)	(21)	(2)	(263)	(286)

Total revenues	$3,322	$1,617	$3,057	$7,996	$3,067	$1,566	$3,102	$7,735

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
Content Revenues	Turner	Home Box Office	Warner Bros.	Total	Turner	Home Box Office	Warner Bros.	Total
Theatrical	$—	$—	$1,336	$1,336	$—	$—	$1,376	$1,376
Television	150	188	1,466	1,804	135	264	1,651	2,050
Games and other	10	—	283	293	9	—	203	212

Total content revenues	$160	$188	$3,085	$3,433	$144	$264	$3,230	$3,638

The prior year information in the above tables has not been adjusted under the modified retrospective method of adoption of the new revenue recognition guidance.

Performance Obligations

Remaining performance obligations represent future revenues not yet recorded for firm orders that have not yet been performed. The Company’s most significant remaining performance obligations relate to the licensing of theatrical and television content which will be made available to customers at some point in the future. Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2018 are as follows (millions):

	Rest of 2018	2019	2020	Thereafter	Total
Subscription	$521	$533	$381	$347	$1,782
Advertising	98	119	68	13	298
Content	3,419	1,693	799	1,649	7,560

Total	$4,038	$2,345	$1,248	$2,009	$9,640

The above table excludes Subscription revenues associated with arrangements that include a fixed fee and have an expected contract duration of one year or less.

Advertising arrangements that have an expected contract duration of one year or less are excluded from the above table. Typically, advertising arrangements include a targeted audience guarantee and revenues for any shortfall in the guaranteed audience delivery are deferred until delivery is met, typically by providing additional advertisements. Unrecognized revenues related to the audience guarantee shortfall, which are not reflected in the above table, were $110 million at March 31, 2018, and are expected to be recognized over an approximate 24-month period.

For Content revenues, including revenues associated with licensing of theatrical and television product for cable networks, broadcast networks, premium pay television services, and syndicated television and OTT exhibition, the Company has included all contracts regardless of duration. Content revenues included in the above table include estimates for product that is not yet completed. Additionally, the above table does not include estimates of variable consideration for transactions involving sales-based or usage-based royalties in exchange for licenses of intellectual property, including many subscription arrangements, certain theatrical and digital content licensing arrangements and certain filmed entertainment licensing contracts that provide for certain revenue to be earned and cash collected, based on delivery of advertising spots to targeted audience viewing the filmed content.

Revenues of $502 million were recognized during the three months ended March 31, 2018 from performance obligations satisfied prior to December 31, 2017. These revenues were predominately associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue. At March 31, 2018 and January 1, 2018, contract assets and deferred revenue are as follows (in millions):

	March 31, 2018	January 1, 2018
Contract asset - current (a)	$91	$51
Contract asset - noncurrent (b)	61	90
Deferred revenue - current	1,002	1,023
Deferred revenue - noncurrent	468	380

(a)	Included in Prepaid expenses and other current assets in the Consolidated Balance Sheet.
(b)	Included in Other assets in the Consolidated Balance Sheet.

Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (unbilled receivables). In the Company’s long-term content licensing agreements, billing occurs in accordance with agreed-upon contract terms and is sometimes subsequent to revenue recognition, resulting in the recognition of contract assets.

Deferred revenue principally relates to customer advances received prior to performance under the contract. Deferred revenue also can result when the Company has the contractual right to invoice its customers in advance of performance. Reductions in deferred revenue are a result of the Company’s performance under the contract. Revenues of $530 million were recognized during the three months ended March 31, 2018 related to the balance of deferred revenue at January 1, 2018.

Summarized Income Statement Comparison of New and Prior Revenue Recognition Guidance

The following chart illustrates the amounts by which each summarized income statement line item was affected by the adoption of the new revenue guidance described in Note 1 (millions):

	Three Months Ended March 31, 2018
	As Reported	Adjustments	Without Adoption of New Revenue Guidance
Revenues	$7,996	$46	$8,042
Costs of revenues	(4,717)	14	(4,703)
Selling, general and administrative	(1,402)	—	(1,402)
Other	(66)	—	(66)

Operating Income	1,811	60	1,871
Interest expense, net	(207)	—	(207)
Other income (loss), net	(94)	—	(94)

Income before income taxes	1,510	60	1,570
Income tax provision	132	(14)	118

Net income	$1,642	$46	$1,688

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	NET INCOME PER COMMON SHARE

Set forth below is a reconciliation of Basic and Diluted net income per common share attributable to Time Warner Inc. common shareholders (millions, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Net income attributable to Time Warner Inc. shareholders	$1,643	$1,424
Net income allocated to participating securities	(3)	(4)

Net income attributable to Time Warner Inc. common shareholders — basic	$1,640	$1,420

Average basic common shares outstanding	780.9	773.6
Dilutive effect of equity awards	11.1	15.7

Average diluted common shares outstanding	792.0	789.3

Antidilutive common share equivalents excluded from computation	—	—

Net income per common share attributable to Time Warner Inc. common shareholders:
Basic	$2.10	$1.84
Diluted	$2.07	$1.80

9.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Net gains and losses from hedging activities recognized in the Consolidated Statement of Operations were as follows (millions):

	Three Months Ended March 31,
	2018	2017
Gains (losses) recognized in:
Cost of revenues	$(63)	$(1)
Selling, general and administrative	(5)	(3)
Other income (loss), net	13	1

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amounts included in Other income (loss), net include the impact of forward points and option premiums, which are excluded from the assessment of hedge effectiveness. Other amounts included in Other income (loss), net relate to hedge of foreign-currency-denominated debt and hedge ineffectiveness, which are not material.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions and has entered into collateral agreements with these counterparties to further protect the Company in the event of deterioration of the credit quality of such counterparties on outstanding transactions. Additionally, netting provisions are included in agreements in situations where the Company executes multiple contracts with the same counterparty. For such foreign exchange contracts, the Company offsets the fair values of the amounts owed to or due from the same counterparty and classifies the net amount as a net asset or net liability within Prepaid expenses and other current assets or Accounts payable and accrued liabilities, respectively, in the Consolidated Balance Sheet. The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to Time Warner’s use of foreign currency derivatives at March 31, 2018 and December 31, 2017 (millions):

	March 31, 2018 (a)	December 31, 2017 (b)
Prepaid expenses and other current assets	$—	$4
Accounts payable and accrued liabilities	(135)	(50)

(a)

Includes $113 million of qualifying hedges and $6 million of economic hedges of foreign exchange derivative contracts in asset positions and $242 million of qualifying hedges and $12 million of economic hedges of foreign exchange derivative contracts in liability positions.

(b)

Includes $77 million of qualifying hedges and $9 million of economic hedges of foreign exchange derivative contracts in asset positions and $132 million of qualifying hedges of foreign exchange derivative contracts in liability positions.

At March 31, 2018 and December 31, 2017, $22 million and $9 million of losses, respectively, related to cash flow hedges are recorded in Accumulated other comprehensive loss, net and are expected to be recognized in earnings at the same time the hedged items affect earnings. Included in Accumulated other comprehensive loss, net at March 31, 2018 and December 31, 2017 are net gains of $1 million and net losses of $1 million, respectively, related to hedges of cash flows associated with films that are not expected to be released within the next twelve months.

At March 31, 2018, the carrying amount of the Company’s €700 million aggregate principal amount of debt due 2023 is designated as a hedge of the variability in the Company’s Euro-denominated net investments. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within Accumulated other comprehensive loss, net in the Consolidated Balance Sheet. For the three months ended March 31, 2018 and 2017, such amounts totaled $39 million and $13 million of losses, respectively.

10.	EQUITY-BASED COMPENSATION

The Company did not grant any stock options, restricted stock units (“RSUs”) or performance stock units (“PSUs”) during the three months ended March 31, 2018. The Company granted 0.4 million RSUs during the three months ended March 31, 2017 with a weighted-average grant date fair value of $96.28.

The impact of equity-based compensation awards on Operating income is as follows (millions):

	Three Months Ended March 31,
	2018	2017
Stock options	$7	$7
RSUs and PSUs	40	50

Total impact on operating income	$47	$57

Tax benefit recognized	$11	$19

Total unrecognized compensation cost related to unvested Time Warner stock options as of March 31, 2018, without taking into account expected forfeitures, is $21 million and is expected to be recognized over a weighted-average period of approximately one year. Total unrecognized compensation cost related to unvested RSUs and PSUs as of March 31, 2018, without taking into

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

account expected forfeitures, is $419 million and is expected to be recognized over a weighted-average period between one and two years.

11.	BENEFIT PLANS

Components of Net Periodic Benefit Costs

A summary of the components of the net periodic benefit costs from continuing operations recognized for substantially all of Time Warner’s defined benefit pension plans for the three months ended March 31, 2018 and 2017 is as follows (millions):

	Three Months Ended March 31,
	2018	2017
Service cost	$1	$1
Interest cost	15	16
Expected return on plan assets	(16)	(15)
Amortization of net loss	4	3

Net periodic benefit costs (a)	$4	$5

Contributions	$6	$10

(a)

Excludes net periodic benefit costs related to discontinued operations of $1 million and $3 million for the three months ended March 31, 2018 and 2017, respectively, primarily related to employees and former employees of Time Inc. These amounts have been reflected in Other income (loss), net in the Consolidated Statement of Operations.

12.	RESTRUCTURING AND SEVERANCE COSTS

The Company’s Restructuring and severance costs primarily related to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations and real estate consolidations. Restructuring and severance costs expensed as incurred for the three months ended March 31, 2018 and 2017 are as follows (millions):

	Three Months Ended March 31,
	2018	2017
Turner	$(2)	$2
Home Box Office	13	2
Warner Bros.	(12)	9
Corporate	1	(1)

Total restructuring and severance costs	$—	$12

	Three Months Ended March 31,
	2018	2017
2018 initiatives	$19	$—
2017 and prior initiatives	(19)	12

Total restructuring and severance costs	$—	$12

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Selected information relating to accrued restructuring and severance costs is as follows (millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2017	$194	$3	$197
Cash paid	(33)	—	(33)

Remaining liability as of March 31, 2018	$161	$3	$164

As of March 31, 2018, of the remaining $164 million liability, $113 million was classified as a current liability in the Consolidated Balance Sheet, with the remaining $51 million classified as a long-term liability. Amounts classified as long-term are expected to be paid through 2021.

13.	COMMITMENTS AND CONTINGENCIES

Commitments

Six Flags

In connection with the Company’s former investment in the Six Flags theme parks located in Georgia and Texas (collectively, the “Parks”), in 1997, certain subsidiaries of the Company (including Historic TW and, in connection with the separation of Time Warner Cable Inc. in 2009, Warner Bros. Entertainment Inc.) agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including: annual payments made at the Parks or to the limited partners and additional obligations at the end of the respective terms for the Partnerships in 2027 and 2028 (the “Guaranteed Obligations”). The aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) are $920 million. To date, no payments have been made by the Company pursuant to the Six Flags Guarantee.

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

Because the Six Flags Guarantee existed prior to December 31, 2002 and no modifications to the arrangements have been made since the date the guarantee came into existence, the Company is required to continue to account for the Guaranteed Obligations as a contingent liability. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized at March 31, 2018. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

Contingencies

In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law.

On November 20, 2017, the U.S. Department of Justice (the “DOJ”) filed a lawsuit in the United States District Court for the District of Columbia (the “Court”) against the Company and AT&T Inc. to enjoin the companies’ merger under a federal antitrust statute. The trial began the week of March 19, 2018 and the parties’ presentation of their cases is expected to conclude in early May 2018. The Company believes its case is strong under the law and that the Court, after hearing the evidence presented by both sides and considering the law, will reject the DOJ’s challenge. However, there can be no assurance that the Company and AT&T will prevail in the action.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company has estimated a range of possible loss for legal claims for which the Company has determined a loss is probable or reasonably possible, including the matter disclosed above. The Company believes the estimate of the aggregate range of possible loss for such matters in excess of accrued liabilities is between $0 and $100 million at March 31, 2018. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

Income Tax Uncertainties

During the three months ended March 31, 2018, the Company recorded net decreases to income tax reserves of approximately $415 million. Net decreases to income tax reserves of approximately $150 million impacted the Company’s effective tax rate. During the three months ended March 31, 2018, the Company recorded net decreases to interest reserves related to the income tax reserves of approximately $135 million.

During the first quarter of 2018, the Company reached a settlement with the Internal Revenue Service Appeals Office with regard to its review of certain open matters included in the Company’s 2005-2007 tax returns. These matters involved the Company’s historical capital losses and research and development tax credits. The Company recognized a tax benefit of $266 million as a result of the settlement, including related interest accruals.

In the Company’s judgment, uncertainties related to certain tax matters are reasonably possible of being resolved during the next twelve months. The effect of such resolution, which could vary based on the final terms and timing of actual settlements with taxing authorities, is estimated to be a reduction of recorded unrecognized tax benefits ranging from $0 to $240 million, which would decrease the Company’s effective tax rate.

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. The transactions that generate revenue and expenses primarily relate to the licensing by the Warner Bros. segment of content to The CW broadcast network, Hulu LLC and certain international networks, including networks owned by CME. Transactions that generate interest income and other income primarily relate to financing transactions with CME. Amounts due from related parties were $796 million and $617 million at March 31, 2018 and December 31, 2017, respectively. Amounts due to related parties were immaterial at March 31, 2018 and December 31, 2017. Amounts included in the Consolidated Statement of Operations resulting from transactions with related parties consist of (millions):

	Three Months Ended March 31,
	2018	2017
Revenues	$347	$237
Expenses	(1)	(1)
Interest income	14	23
Other income	2	2

15.	ADDITIONAL FINANCIAL INFORMATION

Information as to the Operating Income (Loss) and Assets of Time Warner’s reportable segments is set forth below (millions):

	Three Months Ended March 31,
	2018	2017
Operating Income (Loss)
Turner	$1,092	$1,170
Home Box Office	516	585
Warner Bros.	322	490
Corporate	(133)	(114)
Intersegment eliminations	14	(51)

Total operating income	$1,811	$2,080

	March 31, 2018	December 31, 2017
Assets
Turner	$27,313	$27,111
Home Box Office	14,914	14,777
Warner Bros.	22,320	22,193
Corporate	4,450	5,128

Total assets	$68,997	$69,209

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional financial information with respect to cash payments and receipts, Interest expense, net, Other income (loss), net, Accounts payable and accrued liabilities and Other noncurrent liabilities is as follows (millions):

	Three Months Ended March 31,
	2018	2017
Cash Flows
Cash payments made for interest	$(277)	$(313)
Interest income received	10	10

Cash interest payments, net	$(267)	$(303)

Cash payments made for income taxes	$(74)	$(122)
Income tax refunds received	302	4

Cash tax refunds (payments), net	$228	$(118)

	Three Months Ended March 31,
	2018	2017
Interest Expense, Net
Interest income	$48	$49
Interest expense	(255)	(308)

Total interest expense, net	$(207)	$(259)

	Three Months Ended March 31,
	2018	2017
Other Income (Loss), Net
Investment gains (losses), net	$(47)	$159
Loss on equity method investees	(20)	(76)
Other	(27)	(11)

Total other income (loss), net	$(94)	$72

	March 31, 2018	December 31, 2017
Accounts Payable and Accrued Liabilities
Accounts payable	$425	$777
Other accrued expenses	1,992	1,778
Participations payable	2,698	2,737
Programming costs payable	762	728
Accrued compensation	828	1,192
Accrued interest	209	251
Accrued dividends	320	319
Accrued income taxes	194	134
Accrued sales incentives and allowances	593	—

Total accounts payable and accrued liabilities	$8,021	$7,916

TIME WARNER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2018	December 31, 2017
Other Noncurrent Liabilities
Noncurrent tax and interest reserves	$1,155	$1,703
Participations payable	1,634	1,748
Programming costs payable	701	728
Noncurrent pension and post-retirement liabilities	1,046	1,058
Deferred compensation	558	548
Other noncurrent liabilities	505	590

Total other noncurrent liabilities	$5,599	$6,375

Accounting for Collaborative Arrangements

The Company’s collaborative arrangements primarily relate to arrangements entered into with third parties to jointly finance and distribute certain theatrical and television productions and an arrangement entered into with CBS Broadcasting, Inc. (“CBS”) and The National Collegiate Athletic Association (the “NCAA”).

For the Company’s collaborative arrangements entered into with third parties to jointly finance and distribute certain theatrical and television productions, net participation costs of $91 million and $93 million were recorded in Costs of revenues for the three months ended March 31, 2018 and 2017, respectively.

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

March 31, 2018

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
ASSETS
Current assets
Cash and equivalents	$208	$163	$1,320	$—	$1,691
Receivables, net	170	1,336	8,807	(34)	10,279
Inventories	—	539	1,577	(45)	2,071
Prepaid expenses and other current assets	574	69	454	—	1,097

Total current assets	952	2,107	12,158	(79)	15,138
Noncurrent inventories and theatrical film and television production costs	—	1,985	6,562	(66)	8,481
Investments in amounts due to and from consolidated subsidiaries	52,876	11,201	13,289	(77,366)	—
Investments, including available-for-sale securities	307	474	3,205	(6)	3,980
Property, plant and equipment, net	44	456	2,253	—	2,753
Intangible assets subject to amortization, net	—	—	543	—	543
Intangible assets not subject to amortization	—	2,007	5,000	—	7,007
Goodwill	—	9,880	17,920	—	27,800
Other assets	570	402	2,552	(229)	3,295

Total assets	$54,749	$28,512	$63,482	$(77,746)	$68,997

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,020	$759	$6,313	$(71)	$8,021
Deferred revenue	—	80	970	(48)	1,002
Debt due within one year	3,305	612	5	—	3,922

Total current liabilities	4,325	1,451	7,288	(119)	12,945
Long-term debt	17,142	1,182	7	—	18,331
Deferred income taxes	1,812	1,769	1,296	(3,065)	1,812
Deferred revenue	—	122	346	—	468
Other noncurrent liabilities	1,665	2,026	3,387	(1,479)	5,599
Redeemable noncontrolling interest	—	—	36	—	36
Equity
Due to (from) Time Warner Inc. and subsidiaries	—	(1,032)	26,354	(25,322)	—
Other shareholders’ equity	29,805	22,994	24,767	(47,761)	29,805

Total Time Warner Inc. shareholders’ equity	29,805	21,962	51,121	(73,083)	29,805
Noncontrolling interest	—	—	1	—	1

Total equity	29,805	21,962	51,122	(73,083)	29,806

Total liabilities and equity	$54,749	$28,512	$63,482	$(77,746)	$68,997

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet

December 31, 2017

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

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended March 31, 2018

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$2,117	$6,164	$(285)	$7,996
Costs of revenues	—	(1,107)	(3,869)	259	(4,717)
Selling, general and administrative	(134)	(331)	(964)	27	(1,402)
Amortization of intangible assets	—	—	(43)	—	(43)
Restructuring and severance costs	(1)	(11)	12	—	—
Gain (loss) on operating assets, net	—	—	(23)	—	(23)

Operating income	(135)	668	1,277	1	1,811
Equity in pretax income (loss) of consolidated subsidiaries	1,860	1,273	474	(3,607)	—
Interest expense, net	(204)	(35)	30	2	(207)
Other income (loss), net	(11)	(1)	(80)	(2)	(94)

Income before income taxes	1,510	1,905	1,701	(3,606)	1,510
Income tax benefit (provision)	132	(225)	(236)	461	132

Net income	1,642	1,680	1,465	(3,145)	1,642
Less Net loss attributable to noncontrolling interests	1	1	1	(2)	1

Net income attributable to Time Warner Inc. shareholders	$1,643	$1,681	$1,466	$(3,147)	$1,643

Comprehensive income	$1,729	$1,786	$1,576	$(3,362)	$1,729
Less Comprehensive loss attributable to noncontrolling interests	1	1	1	(2)	1

Comprehensive income attributable to Time Warner Inc. shareholders	$1,730	$1,787	$1,577	$(3,364)	$1,730

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations

For The Three Months Ended March 31, 2017

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
Revenues	$—	$2,020	$5,936	$(221)	$7,735
Costs of revenues	—	(922)	(3,601)	191	(4,332)
Selling, general and administrative	(105)	(310)	(884)	27	(1,272)
Amortization of intangible assets	—	—	(45)	—	(45)
Restructuring and severance costs	—	(2)	(10)	—	(12)
Asset impairments	—	—	(1)	—	(1)
Gain (loss) on operating assets, net	—	—	7	—	7

Operating income	(105)	786	1,402	(3)	2,080
Equity in pretax income (loss) of consolidated subsidiaries	2,203	1,453	557	(4,213)	—
Interest expense, net	(208)	(68)	16	1	(259)
Other income (loss), net	3	(2)	70	1	72

Income before income taxes	1,893	2,169	2,045	(4,214)	1,893
Income tax benefit (provision)	(470)	(613)	(588)	1,201	(470)

Net income	1,423	1,556	1,457	(3,013)	1,423
Less Net loss attributable to noncontrolling interests	1	1	1	(2)	1

Net income attributable to Time Warner Inc. shareholders	$1,424	$1,557	$1,458	$(3,015)	$1,424

Comprehensive income	$1,406	$1,562	$1,446	$(3,008)	$1,406
Less Comprehensive loss attributable to noncontrolling interests	1	1	1	(2)	1

Comprehensive income attributable to Time Warner Inc. shareholders	$1,407	$1,563	$1,447	$(3,010)	$1,407

TIME WARNER INC.

SUPPLEMENTARY INFORMATION

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows

For The Three Months Ended March 31, 2018

(Unaudited; millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Time Warner Consolidated
OPERATIONS
Net income	$1,642	$1,680	$1,465	$(3,145)	$1,642
Adjustments for noncash and nonoperating items:
Depreciation and amortization	2	33	136	—	171
Amortization of film and television costs	—	841	1,657	(8)	2,490
(Gain) loss on investments and other assets, net	11	—	35	—	46
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries, net of cash distributions	(1,860)	(1,273)	(474)	3,607	—
Equity in losses of investee companies, net of cash distributions	(15)	—	52	1	38
Equity-based compensation	12	19	16	—	47
Deferred income taxes	279	158	92	(250)	279
Changes in operating assets and liabilities, net of acquisitions	(241)	(1,275)	(1,680)	(196)	(3,392)
Intercompany	—	1,114	(1,114)	—	—

Cash provided by operations from continuing operations	(170)	1,297	185	9	1,321
Cash used by operations from discontinued operations	—	—	(5)	—	(5)

Cash provided by operations	(170)	1,297	180	9	1,316

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(6)	(1)	(158)	—	(165)
Capital expenditures	—	(22)	(125)	—	(147)
Advances to (from) parent and consolidated subsidiaries	1,362	(173)	—	(1,189)	—
Other investment proceeds	5	—	(1)	—	4

Cash used by investing activities	1,361	(196)	(284)	(1,189)	(308)

FINANCING ACTIVITIES
Borrowings	—	—	4	—	4
Debt repayments	(1,535)	—	—	—	(1,535)
Proceeds from exercise of stock options	20	—	—	—	20
Principal payments on capital leases	—	(3)	(8)	—	(11)
Dividends paid	(317)	—	—	—	(317)
Other financing activities	51	(27)	(124)	1	(99)
Change in due to/from parent and investment in segment	—	(1,151)	(28)	1,179	—

Cash used by financing activities	(1,781)	(1,181)	(156)	1,180	(1,938)

DECREASE IN CASH AND EQUIVALENTS	(590)	(80)	(260)	—	(930)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	798	243	1,580	—	2,621

CASH AND EQUIVALENTS AT END OF PERIOD	$208	$163	$1,320	$—	$1,691

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

Part II. Other Information

Item 1. Legal Proceedings.

The following information supplements and amends the disclosure set forth in Part I, Item 3. Legal Proceedings, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”)

Reference is made to the lawsuit filed by the U.S. Department of Justice (the “DOJ”) against the Company and AT&T Inc. to enjoin the companies’ merger described on page 33 of the 2017 Form 10-K. The trial began the week of March 19, 2018 and the parties’ presentation of their cases is expected to conclude in early May 2018.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors as previously disclosed in Part I, Item 1A. Risk Factors, of the 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1, 2018 - January 31, 2018	0	$—	0	$2,693,315,245
February 1, 2018 - February 28, 2018	237,265	$94.32	0	$2,693,315,245
March 1, 2018 - March 31, 2018	0	$—	0	$2,693,315,245

Total	237,265	$94.32	0	$2,693,315,245

(1)

The total number of shares purchased constitutes shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), purchased in February 2018 by the Company from the Company’s Chairman and Chief Executive Officer in connection with his exercise of stock options that were scheduled to expire in early March 2018, with the purchase price equal to the fair market value of the Common Stock on the exercise date.

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

Limitations on the Payment of Dividends

As disclosed in the 2017 Form 10-K, the Merger Agreement restricts the Company, without AT&T’s consent, from increasing the Company’s quarterly dividends above $0.4025 per share.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index below are submitted with or incorporated by reference as a part of this report.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. †

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet at March 31, 2018 and December 31, 2017, (ii) Consolidated Statement of Operations for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) Consolidated Statement of Cash Flows for the three months ended March 31, 2018 and 2017, (v) Consolidated Statement of Equity for the three months ended March 31, 2018 and 2017, (vi) Notes to Consolidated Financial Statements and (vii) Supplementary Information-Condensed Consolidating Financial Statements.

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

TIME WARNER INC. (Registrant)

	By :	/s/ Howard M. Averill
Date: April 26, 2018		Name: Howard M. Averill Title: Executive Vice President and Chief Financial Officer