Form 10-K/A
period 2017-12-31
TIME WARNER INC.
filed 2018-04-27
CIK 1105705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of the close of business on April 20, 2018, there were 782,319,431 shares of the registrant’s Common Stock outstanding. The aggregate market value of the registrant’s voting and non-voting common equity securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 30, 2017) was approximately $78.17 billion.

EXPLANATORY NOTE

On February 22, 2018, Time Warner Inc. (the “Company” or “Time Warner”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14, of the 2017 Form 10-K to include information previously omitted from the 2017 Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year. Due to the pending merger between Time Warner and AT&T Inc., the Company will not file a definitive proxy statement that involves the election of directors by April 30, 2018 (i.e., within 120 days after the end of the Company’s 2017 fiscal year). Accordingly, Part III of the 2017 Form 10-K is hereby amended to add the information set forth below.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV. The certifications are filed with this Amendment as Exhibits 31.1 and 31.2. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosures with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. This Amendment does not include the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 because no financial statements are included in this Amendment.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the 2017 Form 10-K with the SEC on February 22, 2018 and no attempt has been made in this Amendment to modify or update other disclosures contained in the 2017 Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

For information relating to the Company’s executive officers, see Part I, “Executive Officers of the Company” in the 2017 Form 10-K.

Board of Directors

Set forth below is information regarding the members of the Board of Directors of the Company (the “Board”), including their ages as of April 26, 2018 and their key skills and professional qualifications. The Board and the Nominating and Governance Committee (the “Nominating Committee”) believe that the depth and breadth of qualifications, skills and experiences of the directors, all of whom are seasoned leaders, have contributed to an effective and well-functioning Board and that, individually and as a whole, the directors possess the necessary qualifications to provide effective oversight of and advice to the Company’s management and businesses.

The Board has three standing committees: the Audit and Finance Committee (the “Audit Committee”), the Nominating Committee and the Compensation and Human Development Committee (the “Compensation Committee”). All members of the committees are independent and satisfy the standards of independence applicable to the respective committee.

William P. Barr

Former Attorney General of the United States

Of Counsel of Kirkland & Ellis LLP – March 2017 to present

Director since 2009

Age: 67

Independent Director

Board Committees: Compensation (Chair); Nominating

Prior Professional Experience: Mr. Barr served as Of Counsel of Kirkland & Ellis LLP from January 2009 to July 2009; Executive Vice President and General Counsel of Verizon Communications Inc. from June 2000 to December 2008; Executive Vice President and General Counsel of GTE Corporation from 1994 to June 2000; a partner of Shaw, Pittman, Potts & Trowbridge (now Pillsbury Winthrop Shaw Pittman LLP) from 1993 to 1994; the 77th Attorney General of the United States from 1991 to 1993; Deputy Attorney General of the United States from 1990 to 1991; Assistant Attorney General for the Office of Legal Counsel from 1989 to 1990; and a partner of Shaw, Pittman, Potts & Trowbridge from 1984 to 1989.

Other Public Company Boards: Dominion Energy, Inc. During the past five years, Mr. Barr served as a director of Och-Ziff Capital Management Group LLC and Selected Funds, and a trustee of Clipper Funds.

Key Skills and Qualifications: Mr. Barr, who is Chair of the Company’s Compensation Committee, brings leadership experience in government as a former Attorney General of the United States and head of the U.S. Department of Justice. He also has more than 14 years of leadership and senior management experience in major corporations in the media and telecommunications industries, as the former Executive Vice President and General Counsel of Verizon Communications Inc. and its predecessor, GTE Corporation. As a former senior executive at Verizon Communications Inc. and GTE Corporation, Mr. Barr has knowledge of and experience in broadband and mobile distribution systems, including the distribution of video content, as well as experience in consumer-focused businesses with international operations. As a former Attorney General of the United States, General Counsel and partner of a major law firm, Mr. Barr has a strong background in a wide range of legal, regulatory and government relations matters, including intellectual property and antitrust policy, as well as overseeing the negotiation of and obtaining regulatory approvals for significant mergers and acquisitions, such as the Bell Atlantic Corporation and GTE Corporation merger that formed Verizon Communications Inc. and Verizon Communications Inc.’s subsequent acquisitions of MCI Communications Corporation and Alltel Corporation. As a former director of Selected Funds, where he was a director or trustee of three separate investment companies in the fund complex, Mr. Barr has knowledge of and experience in finance and investments.

Jeffrey L. Bewkes
Chairman of the Board and Chief Executive Officer of the Company – January 2009 to present Director since 2007 Age: 65

Prior Professional Experience: Mr. Bewkes served as President and Chief Executive Officer of the Company from January 2008 through December 2008; President and Chief Operating Officer of the Company from January 2006 through December 2007; Chairman, Entertainment & Networks Group, of the Company from July 2002 through December 2005; Chairman and Chief Executive Officer of the Home Box Office division of the Company from 1995 to July 2002; and President and Chief Operating Officer of the Home Box Office division of the Company from 1991 to 1995.

Other Public Company Boards: Mr. Bewkes served as a director of Time Inc. for many years, resigning on June 6, 2014 in connection with the legal and structural separation of Time Inc. from the Company. Time Inc. became a public company on May 9, 2014.

Other Boards: Mr. Bewkes is a Trustee of the Yale Corporation of Yale University. He is a member of the board of the Partnership for New York City and the advisory board of the Creative Coalition.

Key Skills and Qualifications: Mr. Bewkes has more than 30 years of experience at the Company and its subsidiaries, including 27 years of leadership and senior management experience serving as the Chief Executive Officer or in other senior executive positions at the Company and Home Box Office. His unique, in-depth knowledge of the Company’s history and businesses, including his deep understanding of the Company’s operations and strategy and the media and entertainment industry, provide him a strong foundation for leading the Board, as Chairman, and facilitating effective communication between management and the Board.

Robert C. Clark
Distinguished Service Professor at Harvard University – July 2003 to present Director since 2004 Age: 74 Lead Independent Director Board Committees: Audit; Nominating (Chair)

Prior Professional Experience: Mr. Clark served as the Dean and Royall Professor of Law at Harvard Law School from 1989 to 2003; a professor at Harvard Law School since 1978; a professor at Yale Law School from 1974 to 1978; and an associate at Ropes & Gray from 1972 to 1974.

Other Public Company Boards: Omnicom Group, Inc.

Other Boards: During the past five years, Mr. Clark was a trustee of Teachers Insurance and Annuity Association (TIAA), a life insurance company focused on serving the retirement needs of the higher education community.

Key Skills and Qualifications: Mr. Clark has 14 years of leadership experience as a former Dean of Harvard Law School. Mr. Clark’s expertise and insights in the areas of corporate law (including mergers and acquisitions and corporate governance), finance and regulation are useful to the Nominating Committee, which he chairs, as well as to the rest of the Board. His experience serving on the boards of directors of other companies provides him with knowledge of a number of industries, including the advertising industry. As a former trustee of a life insurance company, Mr. Clark also brings his understanding of finance, investments and the views of pension funds and other institutional shareholders.

Mathias Döpfner

Chairman and Chief Executive Officer of Axel Springer SE, an integrated multimedia company based in Berlin, Germany – January 2002 to present

Director since 2006

Age: 55

Independent Director

Board Committees: Compensation

Prior Professional Experience: Mr. Döpfner has been with Axel Springer SE since 1998, initially as editor-in-chief of Die Welt and since 2000 as a member of the Management Board. Prior to joining Axel Springer SE, Mr. Döpfner held various positions in media companies, including editor-in-chief of the newspapers Wochenpost and Hamburger Morgenpost and as a Brussels-based correspondent for Frankfurter Allgemeine Zeitung.

Other Public Company Boards: Vodafone Group Plc. During the past five years, Mr. Döpfner served as a supervisory board member of RHJ International SA (now known as BHF Kleinwort Benson Group).

Key Skills and Qualifications: Mr. Döpfner brings more than 18 years of leadership and senior management experience serving as Chairman and Chief Executive Officer of Axel Springer SE, a leading digital publisher in Europe. He has a deep understanding of the global media and entertainment industry, including the development of new business models to address and capitalize on technological changes within the industry.

Jessica P. Einhorn
Former Dean of the Paul H. Nitze School of Advanced International Studies (SAIS) at The Johns Hopkins University Director since 2005 Age: 70 Independent Director Board Committees: Audit; Nominating

Prior Professional Experience: Ms. Einhorn served as Dean of the Paul H. Nitze School of Advanced International Studies (SAIS) at The Johns Hopkins University from June 2002 through June 2012; a consultant at Clark & Weinstock, a strategic communications and public affairs consulting firm, from 2000 to 2002; a Visiting Fellow at the International Monetary Fund from 1998 to 1999; and in various executive positions (including Managing Director for Finance and Resource Mobilization) at The World Bank from 1978 to 1979 and 1981 to 1999.

Other Public Company Boards: BlackRock, Inc.

Other Boards: Ms. Einhorn serves as a director of the Peterson Institute for International Economics and the National Bureau of Economic Research. Ms. Einhorn is also Resident Senior Advisor and a member of the advisory board of The Rock Creek Group.

Key Skills and Qualifications: Ms. Einhorn brings leadership experience in international organizations and education administration, including 10 years as Dean of the Paul H. Nitze School of Advanced International Studies (SAIS) at The Johns Hopkins University and more than 18 years serving in various staff and executive positions at The World Bank. Ms. Einhorn has extensive knowledge of policies and practices in international finance, economic development and government relations through her roles at the International Monetary Fund and The World Bank, membership on the boards of research and public policy institutions and her ongoing research interest in finance. As a member of the board of a major investment firm, BlackRock, Inc., and as an advisory board member of The Rock Creek Group, a global alternative asset manager, she also brings the perspective and experience of investment firms.

Carlos M. Gutierrez
Co-Chair of Albright Stonebridge Group, a global strategy firm – February 2014 to present Director since 2013 Age: 64 Independent Director Board Committees: Audit

Prior Professional Experience: Mr. Gutierrez served as Vice Chair of Albright Stonebridge Group from April 2013 to February 2014; Vice Chairman of the Institutional Clients Group at Citigroup Inc. from January 2011 to February 2013; Chairman of the Global Political Strategies division of APCO Worldwide Inc., a communications and public affairs consulting firm from January 2010 to January 2011; the 35th U.S. Secretary of Commerce from February 2005 to January 2009; Kellogg Company’s Chairman of the Board (from April 2000 to February 2005), Chief Executive Officer (from April 1999 to February 2005) and President (from 1998 to September 2003); and in various executive and non-executive positions at Kellogg Company from 1975 to 1998.

Other Public Company Boards: MetLife, Inc. and Occidental Petroleum Corporation.
Key Skills and Qualifications: Mr. Gutierrez brings nearly 30 years of experience in leading, managing and growing international business operations at Kellogg Company, a global consumer-focused company with international operations. At Kellogg Company, Mr. Gutierrez was responsible for major consumer brands in a complex worldwide business. As a result of this experience, Mr. Gutierrez brings significant knowledge of brand management, marketing and product development. He also brings leadership experience and knowledge of international commerce and government relations as former U.S. Secretary of Commerce.

Fred Hassan
Special Limited Partner at Warburg Pincus LLC, a private equity firm – July 2017 to present Director since 2009 Age: 72 Independent Director Board Committees: Compensation; Nominating

Prior Professional Experience: Mr. Hassan served as Partner and Managing Director at Warburg Pincus from January 2011 to July 2017; Senior Advisor at Warburg Pincus from November 2009 through December 2010; Chairman and Chief Executive Officer of Schering Plough Corporation (now part of Merck & Co., Inc.) from 2003 to November 2009; Chairman and Chief Executive Officer of Pharmacia Corporation from 2001 to 2003; Chief Executive Officer of Pharmacia Corporation from 2000 to 2001; and Chief Executive Officer of Pharmacia & Upjohn, Inc. from 1997 to 2000.

Other Public Company Boards: Amgen, Inc. and Intrexon Corporation. During the past five years, Mr. Hassan served as a director of Valeant Pharmaceuticals International, Inc.

Key Skills and Qualifications: Mr. Hassan brings more than 12 years of leadership and senior management experience as a former Chairman and/or Chief Executive Officer of major pharmaceutical companies with intellectual-property based business models and international operations, which provided him with strong and relevant operational and strategic experience. Because the pharmaceutical business is a highly regulated field, Mr. Hassan also has knowledge and experience in regulatory matters and government relations. As a Special Limited Partner at Warburg Pincus, Mr. Hassan also brings his knowledge of finance and investments to the Board. Mr. Hassan also brings his significant experience with large mergers and acquisitions to the Board. As Chairman and Chief Executive Officer of Schering Plough Corporation, he oversaw Schering Plough’s merger with Merck & Co., Inc., and as Chairman and Chief Executive Officer of Pharmacia Corporation, he oversaw its sale to Pfizer, Inc.

Paul D. Wachter

Founder and Chief Executive Officer of Main Street Advisors, Inc., a private company that provides investment and financial advisory services to businesses and high net worth individuals – 1997 to present

Director since 2010

Age: 61

Independent Director

Board Committees: Compensation

Prior Professional Experience: Mr. Wachter served as Managing Director of Schroder & Co. Incorporated from 1993 to 1997; Managing Director of Kidder Peabody from 1987 to 1993; an investment banker at Bear, Stearns & Co., Inc. from 1985 to 1997; and an attorney at Paul, Weiss, Rifkind, Wharton and Garrison from 1982 to 1985.

Other Public Company Boards: During the past five years, Mr. Wachter served as a director of Avalanche Biotechnologies, Inc. and Virgin America, Inc.

Other Boards: Mr. Wachter serves in the noted capacities at the following privately held companies: a director of Haworth Marketing and Media Company, Oak Productions, Inc. and Content Partners LLC (Co-Chairman). Mr. Wachter also serves as Chairman of the Board of After-School All-Stars, a national non-profit organization that provides comprehensive after-school programs.

Key Skills and Qualifications: Mr. Wachter brings his knowledge of and experience in finance, investments and banking as the founder and Chief Executive Officer of Main Street Advisors, through serving as the former Chairman of the Investment Committee of the Board of Regents of the University of California, and as a former Managing Director at several investment banks. Mr. Wachter also has a background in the media and entertainment industry as a former investment banker focusing on the media and entertainment industry, a former member of the board of managers of Beats Electronics, LLC and Beats Music, LLC (companies focused on headphones and related products and music streaming services, respectively, both now part of Apple Inc.), and a director of Content Partners LLC (a company that acquires profit participations in films, television shows and music). Mr. Wachter also has experience in regulatory matters and government relations through his former service on the Board of Regents of the University of California, as an adviser to the former Governor of California and through his work as a tax attorney at a major law firm.

Deborah C. Wright
Former Chairman of Carver Bancorp, Inc. Director since 2005 Age: 60 Independent Director Board Committees: Audit (Chair)

Prior Professional Experience: Ms. Wright served as Non-Executive Chairman of Carver Bancorp, Inc. from January 2015 through December 2016; a Senior Fellow in the Economic Opportunity and Assets Division of the Ford Foundation from January 2015 through June 2016; Chairman and Chief Executive Officer of Carver Bancorp, Inc. from February 2005 through December 2014; President and Chief Executive Officer of Carver Bancorp, Inc. and Carver Federal Savings Bank from 1999 to 2005; President and Chief Executive Officer of the Upper Manhattan Empowerment Zone Development Corporation from 1996 to 1999; Commissioner of the Department of Housing Preservation and Development from 1994 to 1996; a member of the New York City Housing Authority Board from 1992 to 1994; and a member of the New York City Planning Commission from 1990 to 1992.

Other Public Company Boards: Citigroup Inc. and Voya Financial, Inc. During the past five years, Ms. Wright served as director of Carver Bancorp, Inc.

Key Skills and Qualifications: Ms. Wright brings to the Board and to her role as Chair of the Audit Committee leadership, senior management and financial experience through her 17 years of service as the Chairman and/or Chief Executive Officer of Carver Bancorp, Inc. and Carver Federal Savings Bank and approximately 11 years of leadership roles at non-profit organizations or governmental bodies. Ms. Wright also brings to the Board her experience with businesses that provide products or services directly to customers gained through her service at Carver Bancorp, Inc. and Carver Federal Savings Bank, as well as her prior long-term service as a director of Kraft Foods Inc. Ms. Wright also has extensive experience in regulatory matters and government relations through her senior roles in government and non-profit organizations.

Board Leadership

The current leadership structure consists of one individual serving as Chairman of the Board and CEO and an independent director serving as Lead Independent Director with meaningful responsibilities and authority, who serve as part of a Board consisting of nine engaged and effective directors, eight of whom are independent. The Lead Independent Director’s authority and responsibilities include:

●	Presiding at meetings of the Board at which the Chairman of the Board is not present and at executive sessions of the Board (unless the matter under consideration is within the jurisdiction of one of the Board’s committees, in which case, the Chairman of the relevant committee presides)
●	Authority to call meetings of independent directors
●	Serving as the liaison between the Chairman of the Board and the other directors
●	Authority to approve the agenda (including the time allocated to items) and information for Board meetings
●	Advising the Chairman of the Board with respect to consultants who may report directly to the Board
●	Serving as interim Chairman of the Board in the event of the death or incapacitation of the Chairman of the Board
●	Availability, as appropriate, for communication with the Company’s shareholders

The Board’s Policy on Determining the Leadership Structure of the Board of Directors requires the Nominating Committee and the Board to conduct an annual review of the Board’s leadership structure. In its annual review in January 2018, the Board determined that the current leadership structure is effective and continues to be the optimal structure for the Company. The report on the Board’s determination of its leadership structure is posted on the Company’s website at www.timewarner.com/leadership.

Current Leadership Structure
Chairman of the Board and CEO	Jeffrey L. Bewkes
Lead Independent Director	Robert C. Clark
Independent Directors	8 of 9 directors are independent
Board Committees	All members are independent

Audit Committee

The members of the Audit Committee are Robert C. Clark, Jessica P. Einhorn, Carlos M. Gutierrez and Deborah C. Wright (Chair). The Board has determined that all members of the Audit Committee are independent, satisfy the standards of independence applicable to the committee and are financially literate in accordance with the listing standards of the New York Stock Exchange (the “NYSE”). In addition, the Board has determined that each of Ms. Wright and Messrs. Clark and Gutierrez is an “audit committee financial expert” as defined under SEC rules.

Corporate Governance Documents and Website

The following documents are available on the Company’s website at www.timewarner.com/governance and are also available in print to any shareholder who requests them by writing to the Office of the Corporate Secretary, Time Warner Inc., One Time Warner Center, New York, New York 10019-8016:

●	By-laws
●	Corporate Governance Policy
●	Charters of the Board’s three standing committees
●	Policy and Procedures Governing Related Person Transactions
●	Policy Statement Regarding Director Nominations
●	Most recent report on Determination of Current Board Leadership Structure
●	Standards of Business Conduct, which apply to the Company’s employees, including the NEOs (as defined below)
●	Code of Ethics for Our Senior Executive and Senior Financial Officers (the “Code of Ethics”), which applies to certain senior executives of the Company, including the Chief Executive Officer, Chief Financial Officer and Controller, and serves as a supplement to the Standards of Business Conduct
●	Guidelines for Non-Employee Directors, which serves as a code of conduct for the Company’s non-employee directors

There were no waivers in 2017 under either the Code of Ethics or the Standards of Business Conduct with respect to any of the Time Warner senior executives covered by the Code of Ethics.

The references to the Company’s website in this Amendment are solely for the information of investors. The Company does not intend these addresses to be active links or to incorporate any information included on or accessible through its website into this Amendment or the 2017 Form 10-K.

Communicating with the Board of Directors

The Board has established processes to facilitate communications by the shareholders with the Board, any of its committees, or an individual member of the Board. Communications can be addressed to the Board, any of the Board’s committees, the non-employee directors as a group, the Chairman of the Board or any individual non-employee director in care of the Office of the Corporate Secretary, Time Warner Inc., One Time Warner Center, New York, NY 10019-8016.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC and the NYSE. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no such filings were required, the Company believes that its officers, directors and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements in a timely manner during 2017.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis (“CD&A”)

This CD&A describes the Company’s executive compensation principles and programs, with a focus on the Compensation Committee’s decisions regarding 2017 compensation for the Company’s named executive officers (“NEOs”) in the context of having entered into the Agreement and Plan of Merger with AT&T Inc. (“AT&T”) in October 2016 (the “Merger Agreement”). The NEOs for 2017 are:

Name	Position with the Company During 2017
Jeffrey L. Bewkes	Chairman and Chief Executive Officer
Howard M. Averill	Executive Vice President and Chief Financial Officer
Paul T. Cappuccio	Executive Vice President and General Counsel
Gary L. Ginsberg	Executive Vice President, Corporate Marketing & Communications
Carol A. Melton	Executive Vice President, Global Public Policy

Section 1 – Overview of Company and Executive Compensation Decisions

This section provides an overview of the Company’s businesses, its strategy, the continued execution of such strategy in 2017, how the merger with AT&T is expected to advance the Company’s strategy, the Company’s strong 2017 financial performance, and the Compensation Committee’s key compensation decisions as part of the regular annual compensation review and in connection with the merger.

Time Warner’s Businesses

Time Warner is a global leader in media and entertainment that owns and operates television networks and produces and distributes television programming, films, games and other high-quality video content worldwide on a multi-platform basis. The Company has three operating divisions: Turner, Home Box Office and Warner Bros.

Leading domestic and international television networks and related digital properties in entertainment, sports, kids and news 2017 Revenues: $12.1 billion; 38% of Company’s total revenues	Leading global premium pay television services – HBO and Cinemax 2017 Revenues: $6.3 billion; 20% of Company’s total revenues	Largest integrated television, film and game studio in the world 2017 Revenues: $13.9 billion; 42% of Company’s total revenues

Time Warner’s Strategy

During 2017, while the Company took actions to obtain the necessary shareholder and regulatory approvals, satisfy the other conditions required to close the merger with AT&T, and plan for integrating the companies following the closing, the Company also continued to execute its longstanding strategy of using its leading brands, distinctive intellectual property and global scale to capitalize on the growing demand for high-quality video content around the world. First, the Company invests in a concentrated portfolio of leading television networks, compelling television programming, top Hollywood movies, games and other forms of video and digital content that appeal to audiences globally and across distribution platforms. Second, the Company uses its scale and technology to meet consumer demand for the Company’s networks and content in the evolving TV ecosystem, including delivering content directly to consumers. Third, the Company continues to expand its businesses internationally with a focus on increasing scale in territories with strong long-term growth potential. Finally, the Company’s on-going focus on operating and capital efficiency delivers healthy profits and helps fund investments for future growth while providing attractive returns to shareholders. The Board engages with management throughout the year in overseeing the execution of the Company’s strategy, as well as evaluating and refining the strategy to address changes in the industry.

The Company believes that combining its content with AT&T’s distribution capabilities will accelerate the execution of the Company’s strategy of offering consumers more choice and value in television network bundles, developing and launching innovative video services delivered directly to consumers over the internet and on mobile devices, and providing more value to advertisers and consumers through targeted advertising.

Strong Financial Performance in 2017

The Company delivered strong financial performance in 2017, including 7% growth in revenues, 5% growth in Operating Income and 34% growth in Diluted Income per Common Share from Continuing Operations (“EPS”), as it continued to execute its strategy and worked to close the merger.

Executive Compensation Program for 2017

The Company’s executive compensation program for 2017 was shaped by the Compensation Committee’s decisions in October 2016 in connection with entering into the Merger Agreement. The Committee recognized that the merger would present unique retention and incentive challenges, including due to the extended time period it could take to complete the merger, the significant amount of work associated with closing the merger, and the uncertainty associated with working at a company in the process of undertaking a fundamental change. In addition, the Committee faced further challenges in providing appropriate incentives arising from the fact that the Company’s equity plan would expire in August 2017. Although in October 2016, when the Merger Agreement was signed, the Company expected the merger would be completed by year-end 2017, the potential existed (and the Merger Agreement reflected) that the merger might not be closed until sometime in 2018. Taking into consideration these factors, on October 22, 2016, the Committee approved a transaction-related program with cash and equity components to provide targeted incentives to certain employees, including the NEOs (but, with respect to the cash component, excluding Mr. Bewkes), to support the closing of the merger, the continued focus on the delivery of strong operating results and the retention of key employees. The transaction-related program took the place of the Company’s traditional long-term incentive program for the NEOs in 2017 and also has done so for 2018. For more information on the transaction-related program see “Key Executive Compensation Decisions for 2017—Transaction-Related Program.” In addition, in connection with entering into the Merger Agreement, the Compensation Committee approved extending the term of the employment agreements for each NEO (other than Mr. Bewkes) through 2019, and entering into new employment agreements with Mr. Ginsberg and Ms. Melton, both with a term through 2019. For more information on these employment agreements, see “Key Executive Compensation Decisions for 2017—Extension of Terms of Employment Agreements.” The Committee subsequently followed its regular process in setting performance goals under the annual bonus program in January 2017, and approved bonus payouts for the NEOs at the end of 2017.

Executive Compensation Program Designed to Support Sustained Performance and Achievement of Key Goals

Compensation Principles and Programs Support Pay-for-Performance Approach. The Compensation Committee is guided by the following key principles in making compensation decisions: the executive compensation program should (i) support the NEO’s accountability for the Company’s and the NEO’s individual performance; (ii) promote alignment of the NEO’s and shareholders’ interests; (iii) help attract, retain and motivate talent; and (iv) be determined by an independent committee responsible for making compensation decisions. The executive compensation program design has been informed by the Company’s engagement with shareholders, as described in more detail in “Section 5 – Shareholder Engagement on Executive Compensation.”

The Committee historically has applied these principles in the following manner to support sustained performance and tie compensation earned to the performance achieved:

●	Structure executive compensation so the vast majority is variable and performance-based and a substantial portion is equity-based
●	Use a balanced mix of long-term and short-term performance measures that tie to Company financial performance and support execution of the Company’s long-range plans to generate sustained financial performance and shareholder value
●	Set challenging financial and strategic goals at the beginning of each performance period

When the Company entered into the Merger Agreement, the Committee adapted its approach, while applying the same compensation principles, to take into account the unique circumstances presented by the merger, as discussed above and in more detail below. The Committee implemented the transaction-related program in October 2016 to support the closing of the merger and provide incentives for employees in key positions to continue to focus on delivering strong results before and after the merger.

Compensation Mix that Ties Pay to Performance. The Compensation Committee believes that the NEOs’ compensation should be structured so that the vast majority is variable and performance-based. In addition, a substantial portion of their compensation should be equity-based to align with shareholder interests and further support the Company’s long-range plans and enterprise-wide value creation. However, taking into account the expected timing to close the merger, the Committee determined in October 2016 to implement the transaction-related program, which has taken the place of the long-term incentive program for 2017 (and for 2018). The decision reflected the Committee’s conclusion that granting time-vesting restricted stock units (“RSUs”) would represent the most effective approach to long-term incentive compensation given that the Company had agreed to undertake a fundamental change and be acquired by another company in the near term. Accordingly, to address the unique circumstances presented by the merger, the Committee determined in October 2016 to grant RSUs to the NEOs for the long-term incentive component of their compensation, rather than the mix of stock options, PSUs and RSUs that had previously been granted to the NEOs.

Balanced Mix of Performance Measures. The Compensation Committee has selected a balanced mix of performance measures for the Company’s incentive programs, which support the execution of the Company’s long-range plans, encourage collaboration among businesses, and drive sustained financial performance and shareholder value. The following table summarizes the Company’s performance-based incentive compensation components, the performance measure(s) used in each and the performance delivered in 2017 and resulting payouts.

Incentive Component	Time Horizon	Performance Measure	Performance Delivered	2017 Payout Linked to Performance
Annual Cash Bonus	1-year	Financial Performance: 70% • Adjusted Divisional Pre- Tax Income (“ADPTI”)(1) • Free Cash Flow(1)	$8.2 billion of ADPTI $4.5 billion of Free Cash Flow(2)	Financial Performance Rating: 147%
		Individual Performance: 30% • Progress on key long-term strategic objectives	See “Section 3 – Executive Compensation Decisions—Performance-Based Compensation—Annual Cash Bonus” for individual performance ratings and achievements and amount paid to each NEO
PSUs	3-year performance period (2015-2017)	• Cumulative Adjusted EPS(1) (reduced by using budgeted rather than actual number of shares outstanding)	Double-digit Adjusted EPS growth each year(3)	Adjusted EPS Rating: 200% x TSR Modifier: 89% = Payout: 178% of target
		• TSR relative to the S&P 500	14.4% TSR(4) at 36.3rd percentile
Stock Options	4-year vesting period	Company stock price	2017: 5% decrease(5) 5-year: 100% increase	Value based on long-term stock price performance
(1)	See “Annex A to the CD&A—Non-GAAP Financial Measures” for definitions of the non-GAAP financial measures used in this Amendment and reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures.
(2)	Free Cash Flow does not correspond to the Free Cash Flow reflected in the Company’s earnings release for full year 2017 results because Free Cash Flow for the annual cash bonus was determined in late December 2017 based on the Company’s forecasted full-year financial information. Both the forecasted Free Cash Flow amount and the amount reflected in the earnings release exceeded the performance required for the maximum 150% performance rating.
(3)	Adjusted EPS for the three-year performance period does not correspond to the Adjusted EPS reflected in the Company’s earnings releases for the same period because of the adjustments described in “Section 3 – Executive Compensation Decisions” below, which reduced the cumulative Adjusted EPS results for the performance stock units’ (“PSUs”) 2015-2017 performance period.
(4)	For PSUs, the share price component of Company and S&P 500 TSR is calculated using the average closing price for the 30 trading days ending on the first and last days of the performance period.
(5)	The Company’s stock price in the latter part of 2017 was affected by the uncertainty in the timing of the closing of the merger due to the lawsuit filed by the United States Department of Justice (the “DOJ”) under a federal antitrust statute to enjoin the merger.

Incentive Payouts Based on Challenging Performance Goals. For many years, the Compensation Committee has followed the rigorous process described below in setting challenging performance goals for the annual bonus and for PSU awards.

Although the Company did not grant PSUs in 2017, the performance goals used in determining payouts for PSUs whose performance period ended in 2017 were set by the Committee at the beginning of 2015 following the same process. The Committee also followed this process in setting Company financial goals for the 2017 annual bonus based on the budget and long-range plan approved by the Board in January 2017, which provided for strong earnings growth during the year. To help assess whether the Company financial goals for the annual bonus, and particularly the relative difficulty of achieving them, were appropriate, the Committee compared the goals to the following information:

●	Analysts’ expectations regarding the financial performance of the Company and its entertainment industry peers
●	The historical performance of the Company and its entertainment industry peers

The Committee concluded that the goals appropriately reflected the difficulty of achieving the 2017 budget and supported the delivery of the growth reflected in the Company’s 2017 budget and long-range plan.

The Committee also approved individual goals for each NEO that were focused on: supporting the successful completion of the merger; supporting the Company’s key long-term strategic objectives, including strengthening and diversifying the Company’s content slate, executing Turner’s and Home Box Office’s distribution strategies, enhancing technological capabilities, expanding internationally in territories with strong long-term growth potential, and effective capital management; and fostering talent development and diversity.

Key Executive Compensation Decisions for 2017

As noted above, the Company’s executive compensation program for 2017 was shaped by the Compensation Committee’s decisions in October 2016 in connection with entering into the Merger Agreement. On October 22, 2016, the Committee approved a transaction-related program with cash and equity components to provide targeted incentives to certain employees, including the NEOs (but, with respect to the cash component, excluding Mr. Bewkes), to support the closing of the merger, the continued focus on the delivery of strong operating results and the retention of key employees. The equity component of the transaction-related program (including the Transaction RSUs (as defined below) granted to Mr. Bewkes in February 2017) took the place of the Company’s traditional long-term incentive program for the NEOs in 2017 and also has done so for 2018. The Committee also approved extending the term of the employment agreements for each NEO (other than Mr. Bewkes) through 2019, and entering into new employment agreements with Mr. Ginsberg and Ms. Melton, each with a term through 2019.

Transaction-Related Program. On October 22, 2016, the Committee approved a transaction-related program with cash and equity components to provide targeted incentives to certain employees.

Component	Description	Objectives
Cash Program

●  Participants: Select employees who are most critical to the successful closing of the merger and to Company operations, including the NEOs (but excluding Mr. Bewkes)

●  Timing: Payable 50% on the closing of the merger and 50% on the six-month anniversary of the closing, subject to continued employment through each applicable date

●  Amount: For participating NEOs, equal to 50% of their 2017 target bonus

●  Support successful closing of the merger

●  Recognize and reward the significant amount of work involved in closing the merger

●  Promote continued focus on the delivery of strong operating results

●  Promote retention of key employees during period of uncertainty

Equity Awards

●  Participants: Generally granted to employees who typically receive long-term incentive compensation awards, including the NEOs

●  Awards: RSUs (“Transaction RSUs”) with a grant date value generally equal to two times the recipient’s target annual long-term incentive compensation

●  Impact on 2017/2018 Long-Term Incentive Compensation: For employees who received Transaction RSUs in 2016 (including the NEOs other than Mr. Bewkes), no long-term incentive awards granted in 2017 and no plan to do so in 2018. Transaction RSUs were granted to Mr. Bewkes in February 2017, with no plan to grant Mr. Bewkes any long-term incentive awards in 2018

●  Vesting: Follows the vesting schedules that would have applied to RSUs granted to employees in February 2017 and 2018

[o]   More restrictive vesting conditions to enhance use as a retention tool, including suspension of retirement vesting until after the closing of the merger

Extension of Terms of Employment Agreements. The Compensation Committee determined it was in the interest of the Company and its shareholders to provide continuity of senior management through the closing of the merger and the integration process following the closing, and, as a result, on October 22, 2016, approved extending the term of the employment agreements for Messrs. Averill and Cappuccio through 2019. The extensions did not increase their compensation or severance benefits. The Committee also approved the entry into amended and restated employment agreements with Ms. Melton and Mr. Ginsberg. For Ms. Melton, whose employment agreement had a term ending on December 31, 2017, the amended and restated employment agreement extended the term of her employment through December 31, 2019 and did not increase her compensation or benefits. For Mr. Ginsberg, whose employment agreement had a term ending on December 31, 2016, and whose agreement extension and corresponding compensation change the Committee originally planned to review during its regular meeting scheduled for late October, the Committee approved the extension of the term of Mr. Ginsberg’s employment agreement through December 31, 2019. Considering Mr. Ginsberg’s strong ongoing performance in communicating the Company’s strategy and long-term growth plans, the Committee approved in the ordinary course, effective January 1, 2017, an increase in his annual salary to $900,000 and the target value of his annual long-term incentive compensation to $1,250,000.

Strong Governance of Executive Compensation

The Company’s compensation governance policies and practices are designed to support effective oversight and implementation of the Company’s executive compensation program, thereby helping to drive the Company’s performance while mitigating compensation-related risk.

What Time Warner Does	What Time Warner Doesn’t Do

✓     Pay-for-Performance: Tie compensation to performance by setting clear and challenging Company financial goals and individual goals and by historically having a majority of total target compensation consist of performance-based components.

✓    Multiple Performance Metrics and Time Horizons: Use different performance measures (e.g., for cash bonuses and PSUs) and short- and long-term vesting or performance periods.

✓    Share Ownership and Retention Requirements: NEOs must comply with share ownership and stock retention requirements.

✓    Regular Shareholder Engagement: The Company engages with shareholders throughout the year regarding executive compensation and corporate governance matters.

✓    Limited Personal Benefits: The Company provides limited personal benefits.

✓    Limit on Equity Dilution: The Compensation Committee maintains a policy limiting annual equity dilution, which caps the maximum annual run rate at 1.5% of the total outstanding Common Stock at December 31 of the preceding year.

✓    Annual Compensation-Related Risk Review: The Company conducts an annual review of compensation-related risks to confirm that any such risks are not reasonably likely to have a material adverse effect on the Company.

✓    Clawback Policy: The Company has a policy on the recovery of previously paid executive compensation.

✓    Use an Independent Compensation Consultant: The Compensation Committee has retained an independent compensation consultant that performs no other consulting services for the Company and has no conflicts of interest.

✘    No Guaranteed Bonuses: The Company does not guarantee bonus payments for NEOs.

✘    No Excise Tax Gross-Ups: The Company does not provide any excise tax gross-up payments in connection with a change in control.

✘    No Change in Control Severance Agreements: The Company does not have change in control severance agreements with the NEOs and there are no enhancements to the amount of their severance in connection with a change in control.

✘    No Targeting Specific Percentiles: The Compensation Committee does not target a specific percentile of compensation paid to executives at peer companies in setting total compensation levels or individual compensation components.

✘    No Tax Gross-Ups for Personal Benefits: The Company does not provide tax gross-ups to NEOs for personal benefits.

✘    No Repricing or Buyouts of Stock Options: The Company’s equity plan that was active during 2017 prohibits repricing or buyouts of underwater stock options.

✘    No Hedging or Pledging: NEOs are prohibited from engaging in hedging transactions with Common Stock, holding Common Stock in a margin account or pledging Common Stock as collateral for a loan.

✘    No Excessive Overhang or Dilution: The Company’s 2017 equity grants (which included the Transaction RSUs granted to Mr. Bewkes) represented less than 0.1% of the total outstanding Common Stock as of December 31, 2016. The Company’s equity plan expired in August 2017. As of February 28, 2018, the total number of equity awards outstanding (assuming vesting of PSUs at 2x target) represented approximately 3% of the outstanding Common Stock.

✘    No Pension Credits for Years not Worked

✘    Value of Equity Awards not included in Pension Calculations

Section 2 – Components of Executive Compensation

The following table describes the components of the compensation program that has historically been used to compensate the NEOs, and the purpose of each component. When the Company entered into the Merger Agreement, to reflect the unique circumstances presented by the merger, the Compensation Committee implemented the transaction-related program, which replaced the long-term incentive component of the compensation program (and included a cash component), as discussed in more detail throughout this CD&A.

Component	Description	Objectives
Base Salary	● Represents smallest component of total target direct compensation, consistent with pay-for-performance principles	● Attract and retain NEOs by providing competitive level of fixed compensation
Annual Cash Bonus	● Performance-based annual compensation component linked to Company financial performance and individual performance compared to pre-set goals

●  Motivate and reward executives and promote alignment with shareholder interests by determining bonus amounts based on both annual financial performance and progress made during the year on key long-term strategic objectives

Long-Term Incentive Awards

●  Performance-based multi-year compensation component linked to stock price and Company performance

●  Value ultimately earned by NEOs depends on stock price at vesting or exercise and, for PSUs, also on Company financial and relative TSR results over 3-year performance period

●  Value delivered through stock options, RSUs and PSUs prior to entry into the Merger Agreement and through RSUs thereafter (the Company’s equity plan expired in August 2017)

● Provide incentives for executives to deliver strong Company stock and financial performance over the long-term ● Reinforce alignment between interests of NEOs and shareholders ● Promote retention
Retirement Programs

●  A qualified savings plan and nonqualified deferred compensation plans and programs. The Company also has a qualified defined benefit pension plan and a nonqualified defined benefit plan (both now frozen)

● Enable employees to plan and save for retirement at a reasonable cost to the Company
Personal Benefits	● Financial services reimbursement, life insurance benefits and transportation-related services ● No tax gross-up – taxes on personal benefits are sole responsibility of the NEOs

●  Provide a competitive level of benefits at a reasonable cost to the Company

●  To improve security and efficiency, provide the Chairman and CEO a car and driver and encourage him to use Company aircraft for business and personal use

Section 3 – Executive Compensation Decisions

This section describes the Compensation Committee’s decisions regarding 2017 compensation for the NEOs in more detail, including decisions made both as part of the regular annual compensation review and those made in connection with the merger.

Considerations in Determining 2017 Compensation

At the beginning of each year (or in connection with the entry into or extension of an employment agreement with an NEO), the Compensation Committee sets target compensation levels for each NEO. In determining target compensation levels, the Committee considers:

●	Nature and scope of each NEO’s duties
●	Terms of each NEO’s employment agreement
●	Each NEO’s prior compensation and individual performance
●	Information on compensation levels of similarly positioned executives at entertainment industry peers
●	Views expressed by shareholders and the results of the advisory vote on NEO compensation at the most recent annual meeting of shareholders
●	Internal pay positioning, taking into account each NEO’s pay components and levels relative to other executives with respect to role, length of time the NEO has served in the NEO’s current position, seniority and levels of responsibility

In addition, for 2017, the Committee considered the actions it approved in October 2016 and the additional context of the merger with AT&T.

Base Salary

The Compensation Committee reviews the NEOs’ base salaries annually and in connection with the entry into or renewal of an employment agreement with an NEO. The Committee determined to keep the base salaries for the NEOs (other than Mr. Ginsberg) unchanged for 2017. Mr. Bewkes’ base salary has been the same since 2010. Mr. Ginsberg’s base salary was increased effective January 1, 2017 in connection with the entry into his amended and restated employment agreement in October 2016. For more information on the amendment of Mr. Ginsberg’s employment agreement, see “Section 1 – Overview of Company and Executive Compensation Decisions—Key Executive Compensation Decisions for 2017—Extension of Terms of Employment Agreements.”

Performance-Based Compensation – Annual Cash Bonuses

1.	Set Target Bonuses. The Compensation Committee reviews the NEOs’ target bonuses annually and in connection with the entry into or renewal of employment agreements with NEOs. The Committee determined to keep the 2017 target bonuses for the NEOs (which are expressed as a percentage of their base salaries) unchanged. Mr. Bewkes’ target bonus has been the same since 2010. Bonus payouts are generally capped at a maximum of 150% of the target bonus.

2.	Select Performance Measures. In early 2017, the Compensation Committee selected ADPTI and Free Cash Flow as the financial performance measures for the annual cash bonuses, which are the same measures as have been used for several years.

Performance Measure	Reasons for Selection
Adjusted Divisional Pre-Tax Income (ADPTI)

●   Encourages earnings growth

●   Consistent with Adjusted Operating Income, which is one of the primary measures used by the Board and management (as well as investors) to evaluate the Company’s profitability

●   Provides accountability for capital allocation

Free Cash Flow	● Provides a clear view of the Company’s ability to generate cash that can be used for investments in the Company, returns to shareholders and other actions that enhance shareholder value

The Committee also approved individual performance goals for the NEOs that were focused on supporting the successful completion of the merger, supporting the Company’s key long-term strategic objectives, and fostering talent development and diversity. In addition, taking into account input from the Company’s shareholders, the Committee approved individual performance goals for Messrs. Bewkes and Averill that again included return on invested capital (“ROIC”) as a measure of their performance on capital allocation goals.

The Committee assigned a 70% weighting to the financial performance measures and a 30% weighting to the individual goals to emphasize the Committee’s view of the importance of achieving strong financial performance while reinforcing individual accountability for each NEO’s performance. The Committee also assigned a weighting of 70% to ADPTI and 30% to Free Cash Flow based on its view of the relative importance of these measures as indicators of the Company’s operating performance over both the short- and long-term.

3.	Set Challenging Financial Performance Goals. The Compensation Committee approved challenging financial goals that are consistent with the Company’s 2017 budget and long-range plan. The 2017 goals were set at a level that required the Company to deliver higher ADPTI and Free Cash Flow compared to the goals set for 2016.

4.	Evaluate Company Financial Performance. In late December 2017, the Compensation Committee reviewed the Company’s performance with respect to the financial criteria established by the Committee. The Company delivered approximately $8.2 billion of ADPTI in 2017 and approximately $4.5 billion of Free Cash Flow, and the Committee approved the resulting financial performance rating of 147%. In reaching that conclusion, the Committee considered (i) the Company’s strong financial performance compared to the goals the Committee had set at the beginning of the year, (ii) the significant accomplishments related to the merger, including securing shareholder adoption of the Merger Agreement and all required international regulatory approvals for the merger, obtaining consents from key contractual parties, developing post-closing integration plans and identifying potential growth initiatives and costs synergies, (iii) the Company’s continued progress in executing its strategy, and (iv) the Company’s performance compared to its entertainment industry peers.

Performance Measure ($ in millions)	% of Financial Component	Financial Performance Framework(1)		2017 Performance(2)	Performance Rating
		50%	150%(3)
ADPTI	70%	$7,535	$8,260	$8,226	145%
Free Cash Flow	30%	$3,275	$4,300	$4,500	150%
Financial Performance Rating Approved by the Committee					147%

(1)	If the performance is between the levels shown, payouts are generally determined by interpolation.
(2)	Consistent with the Compensation Committee’s practice of taking into account developments, such as changes in accounting treatment and strategic decisions, that were not known or anticipated when the budget and the financial performance criteria were approved (but that would have been reflected, if known), the ADPTI rating reflects an adjustment for programming impairment charges at Turner, strategic restructurings at Turner and Warner Bros., and the costs of outsourcing certain services at Turner and Home Box Office, which lowered the Company’s 2017 results, but were undertaken to further the Company’s long-term strategic objectives. The Committee believes that adjustments for strategic business decisions appropriately mitigate the adverse impact on bonus payouts of actions that reduce short-term results in order to improve long-term performance.
(3)	Represents the performance required for the maximum rating. Amounts above these levels would not result in a higher rating.

5.	Evaluate Individual Performance. The Committee also evaluated the performance of each NEO in 2017 with respect to his or her individual performance goals. Based on its determination that each of the NEOs delivered strong individual performance during 2017, and taking into account Mr. Bewkes’ recommendations with respect to performance ratings for the other NEOs, the Committee approved individual performance ratings of 147% for Mr. Bewkes, 150% for Messrs. Averill and Cappuccio and 140% for Mr. Ginsberg and Ms. Melton. In determining the individual performance ratings, the Committee considered the individual accomplishments during 2017 that supported the completion of the merger, helped the Company make progress on its key long-term strategic objectives, and fostered talent development and diversity. Some of the significant accomplishments of the NEOs the Committee considered include:

Mr. Bewkes (Chairman and CEO)

●	Led the Company’s efforts to complete the merger with AT&T, including planning for integration, identifying innovation-based revenue opportunities and cost synergies, obtaining all required international regulatory approvals for the merger and making extensive efforts to reach an agreement with the DOJ
●	Oversaw actions to execute and make significant progress on the Company’s key long-term strategic objectives and initiatives, including (i) strengthening and diversifying the Company’s content slate, (ii) Turner and Home Box Office successfully executing their distribution strategies, including Home Box Office securing affiliate renewals and both expanding their broadband distribution, increasing the distribution of HBO by digital distributors, and Turner and Warner Bros. launching new OTT services, (iii) enhancing technological capabilities, and (iv) expanding internationally in territories with strong long-term growth potential, including new OTT services
●	Effectively communicated the Company’s strategy to external constituencies
●	Enhanced diversity and strengthened collaboration among the Divisions (e.g., successful launch of Boomerang-branded OTT service by Turner and Warner Bros.)
●	Continued to focus on capital allocation efficiency
●	Executed capital market opportunities such as debt tender offers in December 2017

Mr. Averill (EVP and CFO)

●	Led a number of initiatives related to the merger with AT&T, including the formation of Corporate and Divisional cross-functional integration planning teams, development of revenue growth plans, identification of potential cost synergies and the development of Day 1 readiness plans
●	Led the execution of cash tender offers for approximately $4.7 billion aggregate principal amount of high-interest rate debt for a maximum purchase price of $6.0 billion
●	Oversaw the successful execution of the budget and planning process
●	Maintained effective internal control over financial reporting and enhanced existing internal control processes
●	Continued to focus on capital allocation efficiency

Mr. Cappuccio (EVP and General Counsel)

●	Successfully obtained shareholder adoption of the Merger Agreement, and secured all required international regulatory approvals for the merger and engaged in sustained efforts to negotiate a consent decree with the DOJ while preparing for trial in the event negotiations were unsuccessful
●	Provided effective legal advice and assistance, individually and through the legal department, on significant matters, including (i) cash tender offers for approximately $4.7 billion aggregate principal amount of high-interest rate debt for a maximum purchase price of $6.0 billion, (ii) several planned and potential domestic and international M&A and real estate transactions as well as investments, and (iii) the successful resolution of important litigation matters at the Divisions
●	Maintained an effective compliance program, with a continued focused on international operations, including the implementation of a new online training program and new conflicts of interest reporting system
●	Collaborated with Public Policy group on a number of government proceedings related to intellectual property matters and with Divisions on strategic matters such as the distribution of programming and networks

Mr. Ginsberg (EVP, Corporate Marketing & Communications)

●	Successfully managed the communication strategy related to the merger with AT&T, keeping key stakeholders informed of developments regarding integration planning and the regulatory review process, and educating the media on the benefits of the merger
●	Actively supported the Company’s marketing program, including expanding the sharing of consumer data across the Company to better promote and target key Divisional content offerings
●	Effectively communicated key Company successes, including CNN’s record-breaking year, the brand refreshes of TNT and TBS, the growth of Home Box Office’s OTT services and the success of Warner Bros.’ film slate
●	Continued to strengthen the Company’s efforts to support and cultivate diverse storytellers by investing in their work, facilitating internal and external relationships and providing a platform for them to reach wider audiences

Ms. Melton (EVP, Global Public Policy)

●	Managed advocacy efforts with key policymakers in support of the merger, and worked closely with the Time Warner legal department to secure all required international regulatory approvals in connection with the merger

●	Led a wide range of public policy efforts to promote a regulatory and legislative environment that supports the creation and distribution of high-quality content, including by strengthening the U.S. Copyright office, obtaining the first FAA waiver to conduct drone operations for news coverage, and successfully opposing initiatives that could have harmed the Company’s businesses
●	Worked closely with the Time Warner tax department, industry groups and trade associations to support tax legislation that reduced the U.S. corporate tax rate and allows companies to expense domestic film and television production costs
●	Led a coordinated, global effort to maintain consistency between business priorities and public policy advocacy across the Company

6.	Reward Performance: Determine Final Bonus Amounts. The Compensation Committee approved final bonus amounts for each NEO that reflect the Company’s strong financial results in 2017 and the NEO’s individual accomplishments, including those related to the merger. The Committee used the bonus framework discussed above and reflected in the table below in determining the NEOs’ bonuses, while retaining discretion in approving the final bonus amounts.

Name	Target Bonus Amount	Company Performance Component		Individual Performance Component		2017 Bonus Amount
		Rating	Rating Multiplied by 70% of Target Bonus	Rating	Rating Multiplied by 30% of Target Bonus
Jeffrey L. Bewkes	$10,000,000	147%	$10,290,000	147%	$4,410,000	$14,700,000
Howard M. Averill	3,500,000	147%	3,601,500	150%	1,575,000	5,176,500
Paul T. Cappuccio	3,150,000	147%	3,241,350	150%	1,417,500	4,658,850
Gary L. Ginsberg	1,800,000	147%	1,852,200	140%	756,000	2,608,200
Carol A. Melton	1,387,500	147%	1,427,738	140%	582,750	2,010,488

Long-Term Incentives

In January 2017, the Compensation Committee approved the grant of Transaction RSUs with a target value equal to two times Mr. Bewkes’ $16 million target annual long-term incentive compensation (332,226 Transaction RSUs were granted in February 2017). The other NEOs had been granted Transaction RSUs in October 2016 with a target value equal to two times their respective 2017 target annual long-term incentive compensation as part of the Committee’s actions taken in connection with entering into the Merger Agreement and were not granted any long-term incentive awards in 2017. There is no plan to grant long-term incentive compensation awards to the NEOs in 2018.

PSUs Granted in Prior Periods.

●

PSU Program Design. The PSUs granted in February each year from 2012 through 2016 had (or have) a three-year performance period. At the end of the three-year performance period, a percentage between 0% and 200% is determined based on the cumulative Adjusted EPS achieved (the “EPS Factor”) as compared to the goal established by the Compensation Committee at the start of the performance period. The EPS Factor is then multiplied by a modifier ranging from 80% to 120% (the “TSR Modifier”), depending on the Company’s TSR percentile for the performance period relative to the TSR of the other companies in the S&P 500 Index for the performance period. The number of shares that can be earned is capped at 200% of the target number of PSUs awarded. The Adjusted EPS calculation is based on the budgeted number of shares outstanding in the long-range plan approved by the Board at the beginning of the performance period, so that the performance rating and payout are not advantaged if share repurchases during the performance period are higher than expected when goals are set. In determining the cumulative Adjusted EPS achieved, the Committee may take into account the impact of unusual or nonrecurring items (such as unplanned strategic decisions, regulatory changes and external developments) and other factors the Committee deems appropriate.

The chart below illustrates how the two measures are used to determine the final payout of shares for the PSUs. For example, if 100 target PSUs were awarded and after the three-year performance period (i) the Company’s cumulative Adjusted EPS is at a level that would result in a payout of 100% of the target PSUs and (ii) the relative TSR of the Common Stock is at the 75th percentile, the final PSU payout would be calculated by multiplying the 100 target PSUs by an EPS Factor of 100% and a TSR Modifier of 120%, resulting in a payout of 120 shares of Common Stock.

Relative TSR Performance(1)	TSR Modifier	0%	50%	100%	150%	200%	Payout Based on EPS Factor Alone (as Percentage of Target)
≤ 25th Percentile	80%	0%	40%	80%	120%	160%	Final Payout after Applying TSR Modifier
50th Percentile	100%	0%	50%	100%	150%	200%
≥ 75th Percentile	120%	0%	60%	120%	180%	200%
(1)	If Relative TSR performance is between the levels shown, the TSR Modifier is generally determined by interpolation.

The Compensation Committee considered a number of potential designs, as well as views of the Company’s shareholders, when it approved the PSU program design and performance measures. The PSU program rewards Adjusted EPS performance based on goals set by the Committee at the beginning of the performance period and relative TSR, which provides a clear incentive for executives to drive shareholder value. With the TSR Modifier in the program design, strong performance on the Adjusted EPS goal is fully rewarded only if it also results in above average shareholder returns. These performance measures were selected because: (i) Adjusted EPS is one of the primary measures the Company and investors use to assess the Company’s performance, (ii) relative TSR is an important measure for shareholders and (iii) PSU recipients have a clear line of sight into how superior performance affects Adjusted EPS.

Adjusted EPS and relative TSR of the Company either would not be meaningful or could not reliably be measured for periods following a change in control of the Company. As a result, the PSU program design provides for measuring the Company’s performance at the time of a change in control that occurs prior to the end of the three-year performance period for the PSUs (which the Company expects will be the case in connection with the merger for the PSUs granted in 2016, which have a performance period ending December 31, 2018). For the same reasons, the Compensation Committee determined not to grant any PSUs after the Company entered into the Merger Agreement.

At the closing of the merger, the vesting of any outstanding PSUs (which are only expected to be the PSUs granted in 2016 with a performance period ending December 31, 2018) will be accelerated and the number of shares earned with respect to each PSU award will be determined by the Compensation Committee based on (a) an EPS Factor determined based on the sum of the Adjusted EPS achieved for each completed year in the performance period and the budgeted Adjusted EPS for any year in the performance period not completed before the closing of the merger, compared to the cumulative goals set at the beginning of the performance period, and (b) a TSR Modifier based on the Company’s relative TSR for the period from the beginning of the performance period through the end of the last fiscal quarter completed on or before the closing of the merger.

●	PSUs Granted in 2015 with Performance Period Ended December 31, 2017. In January 2018, the Compensation Committee reviewed the Company’s performance for the 2015-2017 performance period compared to goals established by the Committee in January 2015 based on the Board-approved long-range plan for 2015-2017 (the “2015 LRP”) and approved a final payout of 178%. The Compensation Committee certified the Company’s EPS Factor of 200% based on the cumulative Adjusted EPS achieved (reflecting three consecutive years of double-digit growth) compared to the goals approved by the Committee in 2015.

	Cumulative Adjusted EPS Goals (2015-2017)(1)(2)					2015-2017 Performance
EPS Factor	0%	50%	100%	150%	200%	200%
Cumulative Adjusted EPS	$15.39	$15.96	$16.58	$17.12	$17.60	$17.77 (3)

(1)	If cumulative Adjusted EPS performance is between the levels shown, the EPS Factor is generally determined by interpolation. The cumulative Adjusted EPS goals reflect adjustments for acquisitions, investments and dispositions that were not known or anticipated when the goals were approved, which had the impact of decreasing the performance range.
(2)	The cumulative Adjusted EPS results were reduced to exclude the impact of share repurchases above the amounts included in the 2015 LRP (so that the performance rating and payout were not advantaged by the higher number of shares repurchased than what was expected at the time the original goals were set). The results (and, therefore, the payouts for the PSUs) were also reduced on a net basis by adjustments to reflect: (i) the positive impact of certain tax-related items, including the positive impact of the Tax Cuts and Jobs Act enacted in December 2017 (the “2017 Tax Act”), an IRS-approved change in tax accounting in 2016, and the settlement of tax audits, (ii) the negative impact of unbudgeted fluctuations in the U.S. dollar exchange rate during the performance period, (iii) the negative impact in 2017 of the costs of outsourcing services at Turner and Home Box Office, and (iv) the negative impact of restructuring charges and programming impairments charges in 2015 (which were disclosed in the Company’s proxy statement for its 2016 annual meeting of shareholders) offset by the resulting savings in 2016 and 2017.
(3)	Cumulative Adjusted EPS for 2015-2017 in the table does not correspond to the Adjusted EPS reflected in the Company’s earnings releases and the reconciliation included in Annex A covering the same period because of the adjustments described in footnote 2 to this table.

Based on the Company’s TSR (14.4%) being at the 36.3rd percentile of the TSRs of companies in the S&P 500 for the 2015-2017 performance period, the Committee certified a TSR Modifier of 89%, which had the impact of reducing the final payout of the PSUs below the 200% EPS Factor. Based on the Committee’s approval, and the two performance ratings, 178% of the target number of PSUs granted in 2015 vested in February 2018.

●	PSUs Granted in 2014 with Performance Period Ended in 2016. The PSUs granted in 2014 had a three-year performance period. As disclosed in the Company’s proxy statement for the Company’s 2017 annual meeting of shareholders, in January 2017, the Compensation Committee reviewed the Company’s performance and certified the Company’s cumulative Adjusted EPS rating of 166% compared to the goals approved by the Committee in 2014. Based on the Company’s TSR compared to the TSR of the companies in the S&P 500 for the 2014-2016 performance period, the Committee certified a TSR Modifier of 120%, and approved a final payout of 199.2%. Based on the Committee’s approval, 199.2% of the target number of PSUs granted in 2014 vested in February 2017.

Section 4 – Strong Governance Practices Followed in Determining Executive Compensation

Role of the Compensation Committee

The Compensation Committee, which is composed of four independent directors, is responsible for determining the compensation of the NEOs. At the beginning of each fiscal year, the Committee reviews and approves target compensation and performance goals for the NEOs for that year. The Committee also determines the level of performance achieved for any completed short- and long-term incentive performance periods. This timing allows the Committee to consider financial results for the most recent year, along with feedback from shareholders through the Company’s engagement activities, as well as input from the Committee’s independent compensation consultant, as it makes compensation decisions and sets performance targets for the subsequent year. The Committee reviews and approves compensation to provide incentives that support the Company’s long-range plans and achievement of superior annual and long-term financial results, as well as continued progress on the Company’s long-term strategic objectives. The Committee also reviews and approves special incentive programs, such as the transaction-related program, in which the NEOs participate.

Role of the Board of Directors

The Board has delegated authority with respect to most executive compensation decisions to the Compensation Committee, but has retained the authority to approve certain new executive compensation plans, new equity plans and material amendments to existing executive compensation plans. The Board receives reports from the Committee on its actions and recommendations following Committee meetings, and the Board receives an update on the Company’s executive compensation and benefits programs each year.

Role of Management

At the Compensation Committee’s request, management provides the Committee information, analyses and recommendations regarding the Company’s executive compensation program and policies and assists the Committee in carrying out its responsibilities. The Committee also meets regularly in executive session without management present, including with its independent compensation consultant. While the Committee considers the recommendations of Mr. Bewkes regarding NEO compensation levels (other than with respect to his own compensation) and the input received from its independent compensation consultant, the Committee ultimately makes all decisions regarding NEO compensation.

Role of Independent Compensation Consultant

The Compensation Committee has retained Pay Governance LLC as its independent compensation consultant. The Committee assessed the consultant’s performance and independence in 2017 and determined that the consultant had no conflicts of interest that would prevent it from advising the Committee and confirmed the consultant’s independence. The consultant assists the Committee in the development and evaluation of the Company’s executive compensation program, policies and practices and in its decisions regarding executive compensation, and provides advice to the Committee on other matters related to its responsibilities. The compensation consultant reports directly to the Committee and the Committee has the sole authority to retain and terminate the consultant and to review and approve the consultant’s fees and other engagement terms. A representative of the compensation consultant attends meetings of the Committee, and communicates with the Committee chair between meetings as necessary or requested.

During 2017, at the Committee’s request, Pay Governance LLC performed the following services:

●	Provided competitive market data on compensation for executives at the Company and its divisions
●	Provided information on executive employment agreement terms of companies in the Company’s peer groups
●	Assisted the Committee in its review of the executive compensation program
●	Assisted the Committee in its compensation decisions in light of the pending merger

●	Reviewed compensation-related disclosures in the Company’s proxy statement for its 2017 annual meeting
●	Provided information with respect to emerging compensation-related practices and policies

Use of Peer Groups

As one of the largest video content-focused media and entertainment companies in the United States, Time Warner competes most directly for talent with five large United States-based media and entertainment companies. Therefore, the Compensation Committee primarily uses an entertainment industry peer group composed of these companies. The Committee does not target a specific percentile of compensation provided to executives at these companies in making compensation decisions. However, the Committee believes that an understanding of the compensation provided to executives in comparable positions at these companies is important given the skills and experience required of the Company’s top executives. Referring to the entertainment industry peer group helps the Committee understand the market for talent and set total target compensation at appropriately competitive levels that enable the Company to attract, retain and reward top performers over the long-term.

Although compensation levels at the companies in the entertainment industry peer group (some of which are effectively controlled by a single shareholder) are generally higher than in many other industries, the Committee believes those companies provide the most relevant comparisons because the Company competes most directly with these companies for the limited pool of executives with the creative and management skills and relevant industry experience needed to successfully operate the Company’s businesses.

The Committee also uses a secondary peer group, consisting of 20 companies, as a general reference point for compensation practices and related governance matters, such as the stock ownership requirements for executive officers and vesting provisions for equity awards. The secondary peer group includes a broad range of multi-national and multi-divisional companies with prominent brands and consumer-focused businesses. The Committee selected these companies based on revenue, market capitalization, and organizational complexity, also factoring in whether a company has a consumer focus and significant brand recognition. While the Committee regularly reviews this peer group based on these factors, it does not make annual changes because there can be significant fluctuations in some of these factors (e.g., market capitalization) over the short term. Instead, the Committee considers changes based on a longer-term perspective. The Committee most recently reviewed the Company’s peer groups in 2016 and, as a result of that review, made changes to the secondary peer group as described in the Company’s proxy statement for its 2017 annual meeting of shareholders. The Committee did not make any changes to the peer groups in 2017.

The following tables summarize the Company’s peer groups for 2017 and how the Committee used them:

Entertainment Industry Peer Group
Companies		Purpose of Peer Group
CBS Corporation	Comcast Corporation	Evaluate and understand compensation provided to NEOs at peer companies; understand market for talent
The Walt Disney Company	Twenty-First Century Fox, Inc.
Viacom Inc.

Secondary Peer Group
Companies		Purpose of Peer Group
3M Company	Altria Group, Inc.	General reference point for compensation practices and related governance matters, such as stock ownership guidelines
CBS Corporation	Charter Communications, Inc.
Cisco Systems, Inc.	Coca-Cola Co.
Colgate-Palmolive Company	Comcast Corporation
DISH Network Corporation	Intel Corporation
Kimberly-Clark Corp	McDonald’s Corp.
Mondelēz International, Inc.	Nike, Inc.
Omnicom Group Inc.	PepsiCo Inc.
Starbucks Corporation	The Walt Disney Company
Twenty-First Century Fox, Inc.	Viacom Inc.

Total Target Direct Compensation Comparison

The following table shows how each NEO’s 2017 total target direct compensation (consisting of base salary, target cash bonus and the target value of annual long-term incentive awards) compared to the 2016 (and, where available, 2017) total target direct compensation of executives in comparable roles at the companies in the entertainment industry peer group, including the annualized value of any up-front equity awards granted to such executives. Information is not available for comparable positions at every company in the peer group, and the scope and nature of responsibilities for these positions may vary substantially among the entertainment industry peers. The Compensation Committee takes these factors into account when reviewing the competitive market data.

	Companies in Entertainment Industry Peer Group with Information Available	Position Within Entertainment Industry Peer Group(1)
Jeffrey L. Bewkes	All	Within range
Howard M. Averill	All	Within range
Paul T. Cappuccio	CBS Corporation, The Walt Disney Company, Twenty-First Century Fox, Inc. and Viacom Inc.	Within range
Gary L. Ginsberg	—	Not available(2)
Carol A. Melton	CBS Corporation, Comcast Corporation, The Walt Disney Company and Viacom Inc.	Above range
(1)	The comparison is based on total target direct compensation and, therefore, includes target annual long-term incentive compensation for each NEO (even for the NEOs who did not receive any awards of long-term compensation during 2017) and does not include the portion of the Transaction RSUs granted to Mr. Bewkes in 2017 that is attributable to 2018.
(2)	Due to the scope of Mr. Ginsberg’s responsibilities, which include corporate communications, corporate marketing and corporate social responsibility, there are no directly comparable positions in the entertainment industry peer group.

Section 5 – Shareholder Engagement on Executive Compensation

The Company has had a long-standing practice of engaging with its shareholders on a range of topics, including executive compensation. The Compensation Committee generally has reviewed the shareholder engagement plan before its implementation, has been regularly updated on shareholder feedback and has considered the views expressed by shareholders in making its decisions. The Committee has viewed this continuing constructive dialogue as an integral part of the process of designing and refining the Company’s executive compensation program and maintaining strong corporate governance practices.

In connection with the special meeting of shareholders to approve the Merger Agreement held in February 2017, the Company contacted shareholders representing over 50% of the Company’s outstanding shares regarding the merger. Following the special meeting, in the period prior to the 2017 annual meeting of shareholders, the Company continued to engage with shareholders on a range of topics, including executive compensation and governance matters.

The Company’s engagement with shareholders has helped inform the Committee’s deliberations and decisions in recent years. The following chart summarizes key points the Company heard from shareholders about executive compensation over the last several years and the actions the Committee has taken with regard to the topics discussed.

What Time Warner Heard from its Shareholders	How Time Warner Responded
Supported inclusion of ROIC as a performance measure in incentive compensation	Beginning in 2016, individual performance goals for the annual bonuses for the CEO and CFO have included an ROIC goal
More of NEO compensation should be delivered through long-term incentive components	Majority of increases in NEO target compensation starting in 2014, including in connection with new employment agreements, delivered in the form of incentives, with significant portion in long-term incentives
Supported higher stock ownership by the CEO	Significantly increased the CEO’s stock ownership requirement to 8 times base salary from 5 times base salary

CEO’s employment agreement should provide greater emphasis on long-term compensation and performance-based equity grants. Some shareholders have expressed reservations about

•  The level of CEO compensation in the media and entertainment industry;

•  Large up-front grants of equity awards as part of new employment agreements; and

•  Change-in-control excise tax gross-up provisions

No increase in compensation for 3-year extension of CEO employment agreement (through 2020) entered into in January 2016

No up-front grant of equity award in connection with extension

Increase in compensation under prior agreement (effective in 2013) consisted entirely of performance-based long-term incentive opportunity with no increase in base salary or target bonus, and no up-front equity awards

No change-in-control excise tax gross-up provision

What Time Warner Heard from its Shareholders	How Time Warner Responded
Positive response to design and performance measures for the PSUs	PSU program design updated for awards made in 2012 through 2016 – primary performance measure is 3-year cumulative Adjusted EPS target established by the Committee, with a payout modifier based on the Company’s 3-year TSR relative to the S&P 500; subject to cap on payout at 200%

The Company’s executive compensation program received strong support from shareholders in 2017, with shareholders representing 92.5% of the votes cast at the annual meeting voting in favor of the compensation of the NEOs included in the proxy statement for the Company’s 2017 annual meeting of shareholders. In addition, the Company’s non-binding, advisory vote on compensation that may be paid or become payable to the NEOs in connection with the merger was approved by shareholders at the special meeting of shareholders held in February 2017.

In determining the NEOs’ compensation for 2018, the Compensation Committee considered the feedback from shareholders in recent years, the results of the 2017 advisory vote on NEO compensation, and the compensation decisions made by the Committee in connection with the merger. The Committee determined to keep the base salaries and target bonuses for the NEOs unchanged for 2018. In addition, the Company has no plan to grant the NEOs long-term incentive awards in 2018.

Section 6 – Compensation Policies and Practices

The Compensation Committee has adopted a number of policies and practices to support its compensation principles and help drive performance and align executive and shareholder interests. In addition, these policies and practices are designed to mitigate compensation-related risk without diminishing the incentive nature of the executive compensation program. For information regarding the Company’s annual risk assessment of the compensation programs and practices, see “Compensation Programs and Risk Management.”

Pay-for-Performance Policy

Under the Compensation Committee’s policy, prior to entering into the Merger Agreement, a majority of total target compensation for NEOs consisted of performance-based components, including a cash bonus, stock options and PSUs. This policy also incorporated the Company’s commitment that at least 50% of the estimated fair value of “full-value stock awards” (i.e., RSUs and PSUs) made to the Company’s executive officers would be performance-based, such that achievement of performance measures will determine the size and/or vesting of the awards. In connection with entering into the Merger Agreement, the Committee determined that granting PSUs with three-year performance periods and stock options would no longer align with the expected timing for closing the merger and the merger consideration. Consequently, beginning with the Transaction RSUs the Committee approved in October 2016, the Company granted only RSUs to employees and non-employee Directors prior to the expiration of the Company’s equity plan in August 2017.

Equity Dilution Policy

The Compensation Committee has an equity dilution policy of granting in a calendar year no more than 1.5% of the total outstanding Common Stock at December 31 of the preceding year. The equity dilution policy also addresses how the Company determines the appropriate level of equity dilution and establishes general guidelines for monitoring and managing equity dilution and annual share usage under its shareholder-approved equity plan. The equity awards granted by the Company in 2017 (including the Transaction RSUs granted to Mr. Bewkes in February 2017) represented less than 0.1% of the Common Stock outstanding on December 31, 2016. The Company’s equity plan, which had included the equity dilution cap in its terms, expired in August 2017.

Stock Ownership and Retention Guidelines

The Compensation Committee has adopted stock ownership and retention guidelines to help promote a focus by NEOs on long-term goals and further align the interests of executives and shareholders. Each executive officer meets these guidelines. Following election to a position that is subject to the stock ownership guidelines, an executive has five years to meet the applicable stock ownership requirement, as set forth in the table below:

Executive Level	Multiple of Salary in Equity Ownership Value	Status as of January 31, 2018
Chairman and CEO	8 times	Met ownership requirement
Executive Vice Presidents	2 times	All met ownership requirement

In determining whether the ownership requirement has been met and sustained, the following shares and interests are included: shares held directly by the individual, interests in the Time Warner Inc. Stock Fund in the Company’s qualified savings and nonqualified deferred compensation plans, restricted stock, unvested RSUs, and the expected net after-tax shares for PSU awards for which the performance period has been completed.

The Committee also has adopted stock retention requirements with respect to stock option awards. Executive officers must retain, for at least 12 months after exercise of stock options granted while an executive officer (or, if no longer employed by the Company, for at least 12 months after the date of exercise, but not beyond the first anniversary of the termination of employment), shares of Common Stock representing at least 75% of the after-tax gain that the executive realizes upon exercise (assuming a 50% tax rate for purposes of the calculation). This retention requirement will cease to apply following the closing of the merger.

Hedging and Pledging Common Stock

The Company’s executive officers and directors may not engage in short sales of Common Stock and may not purchase or sell puts, calls, straddles, collars or other similar risk reduction devices involving Common Stock. The Company’s executive officers and directors may not hold Common Stock in a margin account or pledge Common Stock as collateral for a loan, except in very limited circumstances in which the compliance officers for the Company’s supplemental trading policies are confident that sufficient other assets are available to satisfy the loan and that the likelihood of the pledged shares being sold is low.

Recovery of Previously Paid Executive Compensation (“Clawback Policy”)

By policy, if the Board determines that an executive officer intentionally caused a material financial misstatement that resulted in artificially inflated executive compensation, the Board will determine appropriate actions to remedy the misconduct and prevent its recurrence and any actions to be taken with respect to the executive, including recovery of compensation. The Board may consider a number of factors in determining whether to seek to recover compensation paid to an executive, including the nature of the underlying misconduct and the role of the executive; the amount of excess compensation paid as a result of the material financial misstatement; the risks, costs and benefits associated with pursuing the recovery of the compensation; and other actions the Company or third parties may have taken with respect to the executive who caused the misstatement.

Employment Agreements

Employment agreements are standard in the entertainment industry for top executives, and the Compensation Committee believes it is in the Company’s best interest to secure the employment of each of the NEOs through an employment agreement. All of the NEOs are, and were during 2017, parties to employment agreements with the Company, the terms and provisions of which are described under “Employment Agreements” below. The Committee approves all employment agreements with the NEOs.

The employment agreements with the NEOs provide for payments and benefits upon termination of employment in various circumstances, as described under “Potential Payments Upon Termination of Employment, Disability, Death or Change in Control” below. The objective of these provisions is to recruit and retain talent in a competitive marketplace.

Tax Considerations

Section 162(m). Pursuant to Section 162(m) of the Internal Revenue Code of 1986 (the “Code”), as in effect for 2017, compensation in excess of $1 million per year paid to “covered employees,” which included the Company’s chief executive officer and three other highest paid executive officers (other than the chief financial officer) who were serving as of December 31, 2017, was not deductible unless it qualified as “performance-based” compensation. In connection with granting incentive compensation to the Company’s NEOs, the Compensation Committee’s historical practice was to consider the implications under Section 162(m) while retaining the flexibility to award compensation that might not qualify for a deduction if the Committee determined that such compensation was otherwise in the best interests of the Company and its shareholders.

The 2017 Tax Act eliminated the exception for “performance-based” compensation under Section 162(m) with respect to 2018 and future years and expanded the definition of “covered employees” so that it generally will include anyone who served as chief executive officer or chief financial officer or was otherwise a named executive officer for any year beginning with 2017. As a result, the Company expects that, except to the extent that compensation is eligible for limited transition relief applicable to certain written arrangements in place as of November 2, 2017, compensation over $1 million per year paid in 2018 or later to any person who was a named executive for any year beginning with 2017 will be nondeductible under Section 162(m). While the Committee expects to continue considering deductibility as one factor in determining executive compensation, it believes shareholder interests are best served by retaining the flexibility to approve compensation that is not deductible by the Company for tax purposes.

●	Base Salary. The Company believes the base salaries paid to the NEOs for 2017 will be deductible by the Company, except for the portions of Messrs. Bewkes’ and Cappuccio’s 2017 base salaries that exceeded the $1 million limit.
●

Cash Bonuses. In 2009, the Board and shareholders approved the Annual Incentive Plan for Executive Officers, which provides for the payment of an annual cash bonus and the grant of RSUs. Awards under the Plan are intended to qualify as performance-based compensation under Section 162(m) of the Code. Pursuant to the Plan, the maximum annual bonus that can be paid to each participant and be tax-deductible is the lower of 1.5% of the Company’s Adjusted Net Income for such year and $20 million. For 2017, the maximum bonus that would qualify as tax-deductible under the Plan was $20 million. This amount is greater than the amount that generally would be payable to the NEOs under the annual bonus framework and target bonuses. The Committee took several actions at the end of December 2017 to preserve the deductibility of the 2017 cash bonuses for the NEOs in light of the changes to Section 162(m) of the Code in the 2017 Tax Act, including: (i) certifying that the performance requirement under the Plan had been met and approving the maximum 2017 performance bonus payable to participants under the Plan, (ii) determining and approving the Company financial performance rating and the individual NEO performance ratings, as well as approving the 2017 bonus amounts for the NEOs, and (iii) waiving the requirement that an NEO remain employed through the end of 2017. As a result of these actions, the Company believes the cash bonuses for 2017 paid to the NEOs will be deductible by the Company for tax year 2017.

●	Long-Term Incentives. In January 2017, the Compensation Committee approved the grant of Transaction RSUs to Mr. Bewkes in February 2017 pursuant to an equity plan and with a performance measure and processes that the Company believes satisfy the requirements of Section 162(m) of the Code and qualify for transition relief under the 2017 Tax Act. The Transaction RSUs have a Section 162(m) performance condition based on Adjusted Net Income achieved for 2017, which the Committee reviewed and certified in January 2018 had been satisfied. The Company believes compensation realized from the vesting of these Transaction RSUs will be deductible by the Company.

Section 280G. No NEO is entitled to a gross-up or other make-whole payment in connection with any golden parachute excise taxes imposed due to Section 280G (the “280G Excise Tax”) of the Code on the payments and benefits that he may receive in connection with the merger. Instead, in the event that the 280G Excise Tax would be applicable to an NEO, the NEO will be subject to a “best net” approach, under which the NEO will receive either (i) the full amount of such payments and benefits or (ii) the greatest amount of such payments and benefits that will not subject the NEO to the 280G Excise Tax, whichever would result in the greatest after-tax amount. Based on analyses conducted in 2017, Mr. Averill was the only NEO who might, absent any mitigating actions, be subject to the 280G Excise Tax in connection with a closing of the merger in 2018. Therefore, to mitigate the potential impact of Section 280G of the Code, preserve the Company’s ability to claim tax deductions and reduce the expected impact of the 280G Excise Tax on Mr. Averill, in December 2017, the Compensation Committee approved the payment in December 2017 of a portion of Mr. Averill’s bonus for 2017 performance that would have otherwise been payable by March 15, 2018. The Committee was mindful that the amount accelerated and paid in 2017 was less than the bonus amount that Mr. Averill would have otherwise been substantially likely to receive in the first quarter of 2018, based on the Company’s and, where applicable, Mr. Averill’s performance. As a result, Mr. Averill received the remaining amount earned in respect of his bonus for 2017 in the ordinary course in the first quarter of 2018. Because Mr. Averill, as Chief Financial Officer, was not subject to Section 162(m) of the Code in 2017, the Company believes the actions to pay and settle a portion of his bonus in 2017 did not affect the Company’s ability to deduct the compensation paid to Mr. Averill.

Annex A to the CD&A—Non-GAAP Financial Measures

The Company utilizes Adjusted Operating Income (Loss) and Adjusted EPS, among other measures, to evaluate the performance of its businesses. These measures are considered important indicators of the operational strength of the Company’s businesses. Some limitations of Adjusted Operating Income (Loss) and Adjusted EPS are that they do not reflect certain charges that affect the operating results of the Company’s businesses and they involve judgment as to whether items affect fundamental operating performance.

The Company uses Free Cash Flow to evaluate the performance and liquidity of its businesses and considers Free Cash Flow when making decisions regarding strategic investments, dividends and share repurchases. The Company believes Free Cash Flow provides useful information to investors because it is an important indicator of the Company’s liquidity, including its ability to reduce net debt, make strategic investments, pay dividends to common shareholders and repurchase stock.

A general limitation of these measures is that they are not prepared in accordance with GAAP and may not be comparable to similarly titled measures of other companies due to differences in methods of calculation and excluded items. Adjusted Operating Income (Loss) and Adjusted EPS and Free Cash Flow should be considered in addition to, not as a substitute for, Operating Income (Loss) and Diluted Income per Common Share from Continuing Operations, various cash flow measures (e.g., Cash Provided by Operations from Continuing Operations), as well as other measures of financial performance and liquidity reported in accordance with GAAP.

Definitions

“Adjusted Divisional Pre-Tax Income” is defined as Adjusted Operating Income plus Income (loss) from equity method investments.

“Adjusted Operating Income” is defined as Operating Income excluding the impact of noncash impairments of goodwill, intangible and fixed assets; gains and losses on operating assets (other than deferred gains on sale-leasebacks); gains and losses recognized in connection with pension and other postretirement benefit plan curtailments or settlements; costs related to the AT&T merger (including retention, restructuring and severance costs associated with the transaction); external costs related to mergers, acquisitions or dispositions (including restructuring and severance costs associated with dispositions), as well as contingent consideration related to such transactions, to the extent such costs are expensed; and amounts related to securities litigation and government investigations.

“Adjusted EPS” is defined as Diluted Income per Common Share from Continuing Operations attributable to Time Warner Inc. common shareholders with the following items excluded from Income from Continuing Operations attributable to Time Warner Inc. common shareholders: noncash impairments of goodwill, intangible and fixed assets and investments; gains and losses on operating assets (other than deferred gains on sale-leasebacks), liabilities (including extinguishments of debt) and investments, in each case including associated costs of the transaction; gains and losses recognized in connection with pension and other postretirement benefit plan curtailments or settlements; costs related to the AT&T merger (including retention, restructuring and severance costs associated with the transaction); external costs related to mergers, acquisitions, investments or dispositions (including restructuring and severance costs associated with dispositions), as well as contingent consideration related to such transactions, to the extent such costs are expensed; amounts related to securities litigation and government investigations; and amounts attributable to businesses classified as discontinued operations; as well as the impact of taxes and noncontrolling interests on the above items and the Company’s share of the above items with respect to equity method investments.

“Free Cash Flow” is defined as Cash Provided by Operations from Continuing Operations plus payments related to securities litigation and government investigations (net of any insurance recoveries), external costs related to mergers, acquisitions, investments or dispositions (including restructuring and severance costs associated with dispositions), to the extent such costs are expensed and contingent consideration payments made in connection with acquisitions, less capital expenditures, principal payments on capital leases and partnership distributions, if any.

Reconciliations

Reconciliation of Adjusted Operating Income to Operating Income

(In millions; Unaudited)

Year Ended December 31, 2017
Adjusted Operating Income	$8,165
Asset Impairments	(16)
Gain on operating assets, net	67
Costs related to the AT&T merger	(279)
Other(1)	(17)
Operating Income	$7,920
(1)	Other includes gains and losses recognized in connection with pension and other postretirement benefit plan curtailments or settlements; external costs related to mergers, acquisitions or dispositions (including restructuring and severance costs associated with dispositions); and amounts related to securities litigation and government investigations.

Reconciliation of Adjusted EPS to Diluted Income Per Common Share from Continuing Operations Attributable to Time Warner Inc. Common Shareholders

(Unaudited)

	Year Ended December 31,
	2017	2016	2015
Diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders	$6.64	$4.94	$4.58
Less Impact of items affecting comparability on diluted income per common share from continuing operations attributable to Time Warner Inc. common shareholders	(0.83)	(0.92)	(0.17)
Adjusted EPS	$7.47	$5.86	$4.75

Reconciliation of Free Cash Flow to Cash Provided by Operations from Continuing Operations

(In millions; Unaudited)

Year Ended December 31, 2017
Cash provided by operations from continuing operations	$5,094
Add external costs related to mergers, acquisitions, investments or dispositions and contingent consideration payments	48
Less capital expenditures	(656)
Less principal payments on capital leases	(39)
Free Cash Flow	$4,447

Year Ended December 31, 2017
Items Affecting Comparability
Asset impairments	$ (16)
Gain (loss) on operating assets, net	67
Costs related to the AT&T merger	(279)
Other	(17)
Impact on Operating Income	(245)
Investment gains, net	300
Amounts related to the separation or disposition of former Time Warner segments	(14)
Premiums paid and costs incurred on debt redemption	(1,087)
Items affecting comparability relating to equity method investments	(4)
Pretax impact	(1,050)
Income tax impact of above items	389
Impact of items affecting comparability on income from continuing operations	$ (661)

Compensation and Human Development Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed with management the foregoing CD&A. Based on such review and discussion, the Compensation Committee has recommended to the Board that the CD&A be included in this Amendment.

Members of the Compensation and Human Development Committee

William P. Barr (Chair)

Mathias Döpfner

Fred Hassan

Paul D. Wachter

Compensation Committee Interlocks and Insider Participation

None of the Compensation Committee members (i) has ever been an officer or employee of the Company or (ii) since the beginning of 2017, has been a participant in a “related person” transaction. None of the Company’s executive officers serves, or in 2017 served, as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the Board or the Compensation Committee.

Compensation Programs and Risk Management

In early 2018, the Company completed its annual risk assessment of its compensation programs and policies for employees, including executive officers. In particular, the Company reviewed and analyzed the major components of compensation at the Company and its divisions, including:

●	base salary,
●	annual bonuses,
●	long-term incentive programs, and
●	sales incentive plans and commission plans.

In reviewing the major components of compensation, the Company evaluated the key characteristics of its compensation plans and programs, such as the performance measures used in the performance-based programs, the combination and number of such performance measures, eligibility for participation, any individual payout maximums, and the timing of payouts. The Company analyzed whether any of the major compensation components gave rise to different types of risk, such as strategic, financial, operational and reputational risk, which included but were not limited to the risk factors identified in the 2017 Form 10-K. The Company reviewed the distribution of pay versus revenue share for each of the Company’s divisions and considered the situations that may trigger disclosure specified in the SEC’s rules.

Based on its review of its compensation policies and practices, the Company has determined that any risks arising from its compensation programs and policies are not reasonably likely to have a material adverse effect on the Company. The Company’s compensation programs and policies mitigate risk through a combination of design elements and pay practices that are intended to support building long-term shareholder value. Throughout the Company, total compensation is heavily weighted toward fixed salary, while executive compensation has historically included a balanced mix of short-term and long-term compensation, cash-based and stock-based compensation, and fixed and performance-based compensation. The combination of performance measures for annual bonuses and the equity compensation programs, stock ownership and retention guidelines for executive officers, as well as the multiyear vesting schedules for equity awards, encourage employees to balance both a short- and a long-term view with respect to Company performance and thereby discourage behavior that leads to excessive risk taking. In addition, since entering into the Merger Agreement, the Company has only granted long-term incentive compensation in the form of RSUs, which carry the lowest potential risk among the various types of long-term incentive compensation the Company has historically utilized.

Independent Compensation Consultant

The Compensation Committee retained Pay Governance LLC as its independent executive compensation consultant in 2017. Pay Governance LLC provides advice to the Committee on matters related to the fulfillment of the Committee’s responsibilities under its charter and on a wide range of executive compensation matters, including reviewing the overall design of the executive compensation program and identifying and collecting relevant competitive market data. All of the services provided by Pay Governance LLC during 2017 were to the Committee, and Pay Governance LLC did not provide any additional services to the Company. At least annually, the Committee conducts a review of its compensation consultant’s performance and independence. The Committee believes that there was no conflict of interest between Pay Governance LLC and the Committee during the year ended December 31, 2017. In reaching this conclusion, the Committee considered the factors set forth in the SEC and NYSE rules regarding compensation adviser independence. During 2017, at the Committee’s request, Pay Governance LLC provided the services described under “Compensation Discussion and Analysis—Section 4 – Strong Governance Practices Followed in Determining Executive Compensation—Role of Independent Compensation Consultant.”

Summary Compensation Table

The following table presents information concerning compensation paid to the Company’s Chief Executive Officer, Chief Financial Officer and each of the three other most highly compensated executive officers who served in such capacities on December 31, 2017. For information regarding the components of the NEOs’ total compensation, see “Compensation Discussion and Analysis—Section 2 – Components of Executive Compensation.”

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2017

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)		Option Awards(3)		Non-Equity Incentive Plan Compensation(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(5)	All Other Compensation(6)	Total
Jeffrey L. Bewkes Chairman of the Board and Chief Executive Officer	2017 2016 2015	$2,000,000 2,000,000 2,000,000	— — —		$32,000,008 7,753,297 7,882,575	$	— 7,980,494 8,000,003	$14,700,000 14,650,000 13,360,000	$36,330 26,640 —	$ 262,192 203,873 250,633	$48,998,530 32,614,304 31,493,211
Howard M. Averill Executive Vice President and Chief Financial Officer	2017 2016 2015	$1,400,000 1,400,000 1,400,000	$4,728,500 4,728,500 —	$	— 12,370,314 3,196,363	$	— 1,377,741 1,389,048	$448,000 399,000 4,728,500	$12,040 11,280 —	$ 67,761 55,311 59,563	$6,656,301 20,342,146 10,773,474
Paul T. Cappuccio Executive Vice President and General Counsel	2017 2016 2015	$1,400,000 1,400,000 1,400,000	— — —	$	— 9,143,375 2,362,591	$	— 1,018,333 1,026,684	$4,658,850 4,614,750 4,708,400	$58,540 135,540 —	$ 95,178 43,969 43,004	$6,212,568 16,355,967 9,540,679
Gary L. Ginsberg Executive Vice President, Corporate Marketing & Communications	2017 2016 2015	$900,000 875,000 875,000	— — —	$	— 3,120,284 625,435	$	— 269,556 1,278,316	$2,608,200 2,537,500 2,338,000	— — —	$ 79,918 60,643 60,929	$3,588,118 6,862,983 5,177,680
Carol A. Melton Executive Vice President, Global Public Policy	2017	$925,000	—		$—		$—	$2,010,488	$27,130	$ 125,221	$3,087,839

(1)	The amounts set forth in the Bonus column represent the payments made in December 2017 and 2016 of a portion of Mr. Averill’s annual bonus for 2017 and 2016, respectively, in connection with actions taken by the Compensation Committee to mitigate the potential adverse tax consequences to the Company and Mr. Averill of Section 280G of the Code in connection with the merger. Each payment was in an amount equal to Mr. Averill’s 2015 annual bonus, which the Compensation Committee was comfortable would be less than the amount earned based on full-year 2017 or 2016 performance, as applicable. The remaining portions of Mr. Averill’s 2017 and 2016 annual bonuses were paid in early 2018 and early 2017, respectively, and each amount is reflected in the Non-Equity Incentive Plan Compensation column in each year referenced in the table above (see footnote (4) to this table below).

(2)	The amounts set forth in the Stock Awards column represent the aggregate grant date fair value of RSUs and PSUs awarded to the applicable NEO by the Company in each year referenced in the table above. Mr. Bewkes was the only NEO who was granted equity awards in 2017, receiving an award of Transaction RSUs on February 15, 2017. On October 24, 2016, in connection with entering into the Merger Agreement, each NEO other than Mr. Bewkes was awarded Transaction RSUs. The Transaction RSUs granted to the NEOs (whether in 2016 or 2017) had a target value equal to two times the NEO’s target 2017 annual long-term incentive compensation and these awards took the place of the Company’s traditional long-term incentive program in 2017 and also has done so for 2018. The Transaction RSUs vest over time, assuming continued employment, with half of each award scheduled to vest in 25% installments on the first four anniversaries of February 15, 2017 and half of each award scheduled to vest in 25% installments on the first four anniversaries of February 15, 2018. The grant date fair value of each RSU award (including the Transaction RSUs) was determined using the closing sale price of the Common Stock on the NYSE Composite Tape on the grant date or, if the grant date was a non-trading day, the last trading day preceding the grant date. See “Material Terms of Equity Awards Granted to the NEOs in 2017” for additional information regarding the Stock Awards granted in February 2017.

No PSUs have been granted since entering into the Merger Agreement. For accounting purposes, the PSU awards granted to the NEOs in 2016 and 2015 are considered to have a market condition (based on the Company’s relative TSR) and a performance condition (based on the Company’s cumulative Adjusted EPS as approved by the Compensation Committee). The grant date fair value of the PSU awards reflects the effect of the market condition by using a Monte Carlo analysis to estimate the TSR ranking of the Company among the S&P 500 Index companies over the performance period. For information about the weighted-average grant date fair value of the RSUs and PSUs, see Note 13 to the Company’s consolidated financial statements included in the 2017 Form 10-K. The actual value, if any, realized by an NEO from a stock award will depend on the market price of the Common Stock in future years and, for the PSUs, the level of the Company’s achievement of the applicable performance goals. These amounts should not be used to predict stock performance.

(3)	The amounts set forth in the Option Awards column represent the aggregate grant date fair value of stock options granted to the NEOs by the Company in 2016 and 2015, as indicated in the table above. No options have been granted since entering into the Merger Agreement.

For information about the weighted-average assumptions used to determine the grant date fair value of stock options granted in 2016 and 2015, see Note 13 to the Company’s consolidated financial statements included in the 2017 Form 10-K. The discussion in Note 13 reflects weighted-average assumptions on a combined basis for both retirement-eligible and non-retirement eligible employees and non-employee directors. The actual value, if any, realized by an NEO from a stock option will depend on the extent, if any, to which the market value of the Common Stock exceeds the exercise price of the stock option on the date the stock option is exercised. Accordingly, there is no assurance that the value realized by an NEO will be at or near the grant date fair value presented in the table above. The grant date fair values should not be used to predict stock performance.

(4)	The amounts set forth in the Non-Equity Incentive Plan Compensation column for 2017 represent cash bonuses paid to each NEO other than Mr. Averill in early 2018 for performance in 2017. For Mr. Averill, the amounts represent the portion of his cash bonus for performance in 2017 and 2016 that was paid in early 2018 and 2017, respectively. The remainder of his bonus for each of 2017 and 2016 ($4,728,500 for each year) is included in the Bonus column (see footnote (1) to this table above). For additional information regarding the determination of the 2017 bonus payments, see “Compensation Discussion and Analysis—Section 3 – Executive Compensation Decisions—Performance-Based Compensation—Annual Cash Bonuses.”

(5)	No amounts are shown for Mr. Ginsberg because he is not eligible to participate in the Time Warner Pension Plan or the Time Warner Excess Benefit Pension Plan, both of which were closed to newly hired employees in 2010. There were no above-market earnings or preferential earnings on any compensation that was deferred pursuant to a nonqualified deferred compensation plan by any NEO.

(6)	The amounts shown in the All Other Compensation column for 2017 include the following:

Name	Time Warner Savings Plan Matching Contributions(a)	Time Warner Supplemental Savings Plan Matching Deferrals(b)	Payment or Imputed Income Based on Cost of Life Insurance Coverage(c)	Other Personal Benefits(d)	Total
Jeffrey L. Bewkes	$ 18,899	$ 16,099	$ 26,629	$ 200,565	$ 262,192
Howard M. Averill	$ 18,899	—	$ 21,168	$ 27,694	$ 67,761
Paul T. Cappuccio	$ 18,899	$ 16,099	$ 39,024	$ 21,156	$ 95,178
Gary L. Ginsberg	$ 18,899	—	$ 30,096	$ 30,923	$ 79,918
Carol A. Melton	$ 18,899	$ 16,099	$ 60,768	$ 29,455	$ 125,221

(a)	Consists of the Company’s matching contributions pursuant to the Time Warner Savings Plan, a tax-qualified defined contribution plan available generally to the Company’s U.S. employees, on compensation deferred by the NEOs under the savings plan in 2017.

(b)	Consists of the Company’s matching deferrals pursuant to the Time Warner Supplemental Savings Plan, a nonqualified deferred compensation plan available generally to eligible employees of the Company, on compensation deferred by an NEO under the supplemental savings plan in 2017.

(c)

Consists of a cash payment pursuant to each NEO’s employment agreement equal to the cost of obtaining specified levels of life insurance coverage under a standard group universal life (GUL) insurance program.

For each NEO, the amount includes a payment for 2017 and, for each NEO other than Mr. Bewkes, the amount also includes a payment for 2016 that was made in 2017. The NEOs are under no obligation to use the cash payments to purchase insurance. The amount for Mr. Bewkes also includes imputed income of $6,626 reflecting the amount allocated to the term portion of a split-dollar life insurance policy for him. The Company discontinued payment of the premiums for Mr. Bewkes’ split-dollar life insurance policy starting in 2003, and the annual premium is satisfied from the accreted value of the policy and/or a loan by the insurance company. For additional information regarding life insurance coverage for the NEOs provided pursuant to the terms of their employment agreements, see “Employment Agreements.”

(d)	The amounts of personal benefits included in this column for 2017 consist of the aggregate incremental cost to the Company for the following items: (i) with respect to Mr. Bewkes, his personal use of Company-provided aircraft ($155,479), automobile and driver, and the Company’s reimbursement of fees for financial advisory services ($30,000); (ii) with respect to Mr. Averill, the Company’s reimbursement of fees for financial advisory services ($27,694); (iii) with respect to Mr. Cappuccio, the personal use of Company-provided aircraft, use of a Company-controlled parking space, and the Company’s reimbursement of fees for financial advisory services; (iv) with respect to Mr. Ginsberg, the Company’s reimbursement of fees for financial advisory services ($30,000) and parking and car service expenses; and (v) with respect to Ms. Melton, the Company’s reimbursement of fees for financial advisory services ($29,455).

Transportation-related benefits consist of the incremental cost to the Company of personal use of (a) aircraft owned (based on fuel, landing, repositioning and catering costs and crew travel expenses) or leased (based on hourly fees) by the Company, (b) private car service, and (c) a Company-provided car and a driver for Mr. Bewkes (based on the portion of the usage that was personal).

For security and efficiency reasons, Mr. Bewkes was provided a car and driver during 2017 and was encouraged to use Company aircraft for business and personal use. Other executive officers were eligible to use a private car service, Company aircraft for business use and, in limited circumstances and subject to the controls in the Company’s travel policies, to make personal use of Company aircraft. Personal use of Company aircraft by executives other than Mr. Bewkes was permitted when there was available space on a flight scheduled for a business purpose, in the event of a medical or family emergency, or with the approval of Mr. Bewkes.

Grants of Plan-Based Awards Table

GRANTS OF PLAN-BASED AWARDS DURING 2017

Name	Grant Date	Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards of Shares of Stock or Units(3)	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards(4)	Grant Date Fair Value of Stock and Option Awards(5)
			Threshold	Target	Maximum	Threshold	Target	Maximum
Jeffrey L. Bewkes	N/A	N/A	—	$10,000,000	—
	2/15/2017	1/26/2017				—	—	—	332,226	—	—	$32,000,008
Howard M. Averill	N/A	N/A	—	$3,500,000	—	—	—	—	—	—	—	—
Paul T. Cappuccio	N/A	N/A	—	$3,150,000	—	—	—	—	—	—	—	—
Gary L. Ginsberg	N/A	N/A	—	$1,800,000	—	—	—	—	—	—	—	—
Carol A. Melton	N/A	N/A	—	$1,387,500	—	—	—	—	—	—	—	—

(1)	Reflects the target payout amounts of non-equity incentive plan awards payable for service in 2017 as approved by the Compensation Committee. See the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for Fiscal Year 2017 for the non-equity incentive plan awards actually earned by the NEOs in 2017 and paid in early 2018 (other than the portion of Mr. Averill’s bonus paid in December 2017).

(2)	As a result of entering into the Merger Agreement, no equity incentive plan awards that are subject to performance-based vesting, such as PSUs, were granted to the NEOs in 2017.

(3)	Reflects Transaction RSUs granted to Mr. Bewkes, who did not receive an award of Transaction RSUs in 2016.

(4)	As a result of entering into the Merger Agreement, no stock options were granted to the NEOs in 2017.

(5)	See footnote (2) to the Summary Compensation Table for Fiscal Year 2017 for additional information regarding the determination of the grant date fair value of the Transaction RSUs granted to Mr. Bewkes in 2017.

Material Terms of Equity Awards Granted to the NEOs in 2017

Mr. Bewkes, who was awarded Transaction RSUs on February 15, 2017, was the only NEO who received equity awards during 2017. Each of the other NEOs was awarded Transaction RSUs on October 24, 2016 in connection with entering into the Merger Agreement. The Transaction RSUs granted to the NEOs (whether in 2016 or 2017) were approved by the Compensation Committee, were awarded under the 2013 Stock Incentive Plan and had a target value equal to two times the NEO’s 2017 target annual long-term incentive compensation. The material terms of the Transaction RSUs are described below. For additional information regarding the treatment of the Transaction RSUs and other equity awards held by the NEOs following a termination of employment (both before or after a change in control of the Company) or upon a change in control of the Company, see “Potential Payments Upon Termination of Employment, Disability, Death or Change in Control.”

●	The Transaction RSUs awarded to Mr. Bewkes on February 15, 2017 include a performance condition based on the Company’s Adjusted Net Income for 2017 that was intended to satisfy the requirements under Section 162(m) of the Code (the “Section 162(m) performance condition”) to maintain the tax-deductibility of the awards upon vesting. The Committee certified achievement of the Section 162(m) performance condition in early 2018. If the Section 162(m) performance condition had not been achieved or waived, the Transaction RSUs would have been forfeited. The Transaction RSUs granted to Mr. Bewkes are otherwise generally subject to the same terms and conditions as the Transaction RSUs that were awarded on October 24, 2016 to the other NEOs. The Transaction RSUs vest over time, assuming continued employment, with half of each award scheduled to vest in installments of 25% on each of the first four anniversaries of February 15, 2017 and the remaining half of each award scheduled to vest in installments of 25% on each of the first four anniversaries of February 15, 2018. The Transaction RSUs are subject to accelerated vesting upon the occurrence of certain events, such as death or disability. There is no acceleration of vesting (i) due to retirement prior to the closing of the merger or (ii) on the first anniversary of the closing of the merger. Holders of Transaction RSUs receive cash dividend equivalents on outstanding RSUs if and when regular cash dividends are paid on outstanding shares of Common Stock and at the same rate, except that in the case of the Transaction RSUs awarded to Mr. Bewkes, dividend equivalents were credited but not paid until after the Section 162(m) performance condition was satisfied. Holders of Transaction RSUs have no voting rights, and Transaction RSUs are subject to restrictions on transfer prior to the vesting and distribution of the shares subject to the Transaction RSUs. The Board may determine whether holders of the Transaction RSUs will participate in any special dividends or distributions declared by the Board or if the number of Transaction RSUs should be adjusted.

Outstanding Equity Awards Table

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2017

	Option Awards(1)					Stock Awards
Name	Date of Option Grant	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(2)	Market Value of Shares or Units of Stock That Have Not Vested(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(3)
Jeffrey L. Bewkes						493,002	$45,094,893	233,850	$21,390,260
	3/7/2008	753,243	—	$29.71	3/6/2018
	2/20/2009	703,026	—	$14.64	2/19/2019
	2/8/2010	647,744	—	$25.81	2/7/2020
	2/7/2011	434,162	—	$34.62	2/6/2021
	2/15/2012	342,740	—	$35.93	2/14/2022
	2/15/2013	631,208	—	$51.31	2/14/2023
	2/15/2014	394,108	131,368	$62.60	2/14/2024
	2/15/2015	216,567	216,568	$83.87	2/14/2025
	2/15/2016	162,601	487,806	$62.26	2/14/2026
Howard M. Averill						172,307	$15,760,921	47,062	$ 4,304,761
	2/8/2010	7,917	—	$25.81	2/7/2020
	2/7/2011	34,422	—	$34.62	2/6/2021
	2/15/2012	31,293	—	$35.93	2/14/2022
	2/15/2014	52,723	17,574	$62.60	2/14/2024
	2/15/2015	37,664	37,664	$83.87	2/14/2025
	2/15/2016	28,278	84,837	$62.26	2/14/2026
Paul T. Cappuccio						127,587	$11,670,383	34,786	$ 3,181,875
	2/8/2010	29,981	—	$25.81	2/7/2020
	2/7/2011	126,224	—	$34.62	2/6/2021
	2/15/2012	98,347	—	$35.93	2/14/2022
	2/15/2013	68,188	—	$51.31	2/14/2023
	2/15/2014	41,427	13,807	$62.60	2/14/2024
	2/15/2015	27,838	27,839	$83.87	2/14/2025
	2/15/2016	20,901	62,706	$62.26	2/14/2026
Gary L. Ginsberg						42,092	$3,850,155	9,208	$ 842,256
	4/15/2010	18,885	—	$31.53	4/14/2020
	2/7/2011	34,425	—	$34.62	2/6/2021
	2/15/2012	26,822	—	$35.93	2/14/2022
	2/15/2013	18,597	—	$51.31	2/14/2023
	2/15/2014	11,299	3,766	$62.60	2/14/2024
	4/15/2014	2,352	784	$60.67	4/14/2024
	2/15/2015	34,660	34,663	$83.87	2/14/2025
	2/15/2016	5,532	16,599	$62.26	2/14/2026
Carol A. Melton						41,546	$3,800,213	11,254	$ 1,029,403
	2/8/2010	13,570	—	$25.81	2/7/2020
	2/7/2011	18,425	—	$34.62	2/6/2021
	2/15/2012	21,850	—	$35.93	2/14/2022
	2/15/2013	20,120	—	$51.31	2/14/2023
	2/15/2014	12,562	4,188	$62.60	2/14/2024
	6/15/2014	3,338	1,113	$67.84	6/14/2024
	2/15/2015	36,225	36,227	$83.87	2/14/2025
	2/15/2016	6,707	20,122	$62.26	2/14/2026

(1)	The stock option awards become exercisable in installments of 25% on each of the first four anniversaries of the grant date, assuming continued employment and subject to accelerated vesting upon the occurrence of certain events.

(2)	This column presents the number of shares of Common Stock as of December 31, 2017 represented by (i) the PSU awards with a 2015-2017 performance period (the “2015 PSUs”), which were no longer subject to performance criteria but had not yet vested as of December 31, 2017, and (ii) unvested RSU awards. This column does not include the amount of any fractional shares of Common Stock for which the grantees receive cash payment upon vesting.

●	Except for the RSU awards granted on April 15, 2014 to Mr. Ginsberg and on June 15, 2014 to Ms. Melton, the RSU awards granted prior to October 24, 2016 vest in installments of 25% on each of the first four anniversaries of the grant date, assuming continued employment and subject to accelerated vesting upon the occurrence of certain events. The RSU awards granted on February 15, 2015 and February 15, 2016 were subject to 162(m) performance conditions, which the Compensation Committee certified in early 2016 and 2017, respectively. The RSU awards granted to Mr. Ginsberg in April 2014 and Ms. Melton in June 2014 also vest in installments of 25%, but the first and second installments vested on February 15, 2016 and April 15, 2016, respectively, for Mr. Ginsberg and February 15, 2016 and June 15, 2016, respectively, for Ms. Melton after the Compensation Committee’s certification in early 2016 of the Section 162(m) performance condition based on 2015 performance that applied to these RSUs; the third installments vested on the third anniversary of the applicable grant date; and the remaining installment of each award vests on the fourth anniversary of the applicable grant date, assuming continued employment and subject to accelerated vesting upon the occurrence of certain events.

On October 24, 2016, each NEO other than Mr. Bewkes was awarded Transaction RSUs in connection with the merger. The Transaction RSUs vest over time, assuming continued employment, with half of each award vesting in installments of 25% on each of the first four anniversaries of February 15, 2017 and the remaining half of each award vesting in installments of 25% on each of the first four anniversaries of February 15, 2018. On February 15, 2017, Mr. Bewkes was awarded Transaction RSUs that have the same vesting provisions as the Transaction RSUs granted to the other NEOs on October 24, 2016. The Transaction RSUs granted to Mr. Bewkes in February 2017 were subject to a Section 162(m) performance condition based on 2017 performance, achievement of which the Compensation Committee certified in early 2018.

●	The number of unvested 2015 PSUs reflects 178% of the target number of PSUs granted to each NEO based on (i) the Company’s cumulative Adjusted EPS as compared to the goals set by the Compensation Committee in 2015 for the 2015-2017 performance period, which resulted in an Adjusted EPS factor of 200%, and (ii) the Company’s 36th percentile TSR ranking relative to the other companies in the S&P 500 Index for the performance period, which resulted in a TSR modifier of 89%. The PSU payout factor is determined by multiplying the Adjusted EPS factor by the TSR modifier. The 2015 PSU awards held by the NEOs vested on February 15, 2018.

For additional information regarding the 2015 PSUs, see “Compensation Discussion and Analysis—Section 3 – Executive Compensation Decisions—Long-Term Incentives—PSUs Granted in Prior Periods—PSUs Granted in 2015 with Performance Period Ended December 31, 2017.”

The vesting dates for the unvested PSU awards that were no longer subject to any performance criteria as of December 31, 2017 and the unvested RSU awards are as follows. The PSU award column does not include the amount of any fractional shares of Common Stock for which the grantees receive cash payment upon vesting.

Name	Number of RSUs That Have Not Vested	Number of PSUs That Have Not Vested	Grant Date	Vesting Dates
Jeffrey L. Bewkes		160,776	2/15/2015	2/15/2018
	166,113		2/15/2017	2/15/2018, 2/15/2019, 2/15/2020 and 2/15/2021
	166,113		2/15/2017	2/15/2019, 2/15/2020, 2/15/2021 and 2/15/2022

Howard M. Averill		32,356	2/15/2015	2/15/2018
	4,894		2/15/2014	2/15/2018
	9,598		2/15/2015	2/15/2018 and 2/15/2019
	19,395		2/15/2016	2/15/2018, 2/15/2019 and 2/15/2020
	53,032		10/24/2016	2/15/2018, 2/15/2019, 2/15/2020 and 2/15/2021
	53,032		10/24/2016	2/15/2019, 2/15/2020, 2/15/2021 and 2/15/2022
Paul T. Cappuccio		23,916	2/15/2015	2/15/2018
	3,845		2/15/2014	2/15/2018
	7,095		2/15/2015	2/15/2018 and 2/15/2019
	14,335		2/15/2016	2/15/2018, 2/15/2019 and 2/15/2020
	39,198		10/24/2016	2/15/2018, 2/15/2019, 2/15/2020 and 2/15/2021
	39,198		10/24/2016	2/15/2019, 2/15/2020, 2/15/2021 and 2/15/2022
Gary L. Ginsberg		6,331	2/15/2015	2/15/2018

Name	Number of RSUs That Have Not Vested	Number of PSUs That Have Not Vested	Grant Date	Vesting Dates
	1,049		2/15/2014	2/15/2018
	217		4/15/2014	4/15/2018
	1,878		2/15/2015	2/15/2018 and 2/15/2019
	3,795		2/15/2016	2/15/2018, 2/15/2019 and 2/15/2020
	14,411		10/24/2016	2/15/2018, 2/15/2019, 2/15/2020 and 2/15/2021
	14,411		10/24/2016	2/15/2019, 2/15/2020, 2/15/2021 and 2/15/2022
Carol A. Melton		7,737	2/15/2015	2/15/2018
	1,188		2/15/2014	2/15/2018
	323		6/15/2014	6/15/2018
	2,296		2/15/2015	2/15/2018 and 2/15/2019
	4,638		2/15/2016	2/15/2018, 2/15/2019 and 2/15/2020
	12,682		10/24/2016	2/15/2018, 2/15/2019, 2/15/2020 and 2/15/2021
	12,682		10/24/2016	2/15/2019, 2/15/2020, 2/15/2021 and 2/15/2022

(3)	Calculated using the NYSE closing sale price of $91.47 per share of Common Stock on December 29, 2017, the last trading day of 2017.

(4)	This column presents the number of shares of Common Stock represented by the PSUs granted in 2016, which remained subject to performance criteria and had not vested as of December 31, 2017. This column does not include the amount of any fractional shares for which the grantees will receive cash payment upon vesting. The number of shares presented reflects the assumption, in accordance with SEC guidance, that the PSUs granted in 2016 will vest based on the achievement of the maximum performance level (200%). The actual value, if any, realized by an NEO from PSUs will depend on the actual performance level achieved by the Company for the applicable performance period. The PSU awards granted in 2016 were subject to the Compensation Committee’s certification of a one-year Section 162(m) performance condition. In early 2017, the Committee certified the 162(m) performance condition with respect to the PSU awards granted in 2016.

The number of target PSUs granted and the vesting date for the PSUs that remained subject to performance criteria as of December 31, 2017 are as follows:

Name	Number of Target PSUs That Have Not Vested	Grant Date	Performance Period	Vesting Date
Jeffrey L. Bewkes	116,925	2/15/2016	1/1/2016 to 12/31/2018	2/15/2019
Howard M. Averill	23,531	2/15/2016	1/1/2016 to 12/31/2018	2/15/2019
Paul T. Cappuccio	17,393	2/15/2016	1/1/2016 to 12/31/2018	2/15/2019
Gary L. Ginsberg	4,604	2/15/2016	1/1/2016 to 12/31/2018	2/15/2019
Carol A. Melton	5,627	2/15/2016	1/1/2016 to 12/31/2018	2/15/2019

Option Exercises and Stock Vested Table

The following table sets forth as to each of the NEOs information regarding exercises of stock options and the vesting of RSU and PSU awards during 2017.

OPTION EXERCISES AND STOCK VESTED DURING 2017

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting(2)(3)	Value Realized on Vesting(4)
Jeffrey L. Bewkes	705,589	$40,294,503	251,015	$24,177,765
Howard M. Averill	—	—	10,072	$ 970,135
Paul T. Cappuccio	—	—	51,747	$ 4,984,271
Gary L. Ginsberg	—	—	15,959	$ 1,537,590
Carol A. Melton	—	—	18,971	$ 1,828,191
(1)	The value realized on the exercise of stock options was calculated based on the difference between the exercise price of the stock options and (i) the sale price of underlying shares of Common Stock that were sold immediately following exercise or (ii) if the underlying shares of Common Stock were held following exercise, the closing price of the Common Stock on the NYSE Composite Tape on the date of exercise.

(2)	The RSU awards that vested in 2017 reflect the vesting on the anniversary of the grant date of (i) the second 50% installment of the RSUs awarded to the NEOs on February 15, 2013 (other than Messrs. Bewkes and Averill), (ii) the third 25% installment of the RSUs awarded to the NEOs on February 15, 2014 (other than Messrs. Bewkes and Averill), (iii) the second 25% installment of the RSUs awarded to the NEOs on February 15, 2015 (other than Messrs. Bewkes and Averill), (iv) the first 25% installment of the RSUs awarded to the NEOs on February 15, 2016 (other than Messrs. Bewkes and Averill), and (v) for Mr. Ginsberg and Ms. Melton only, the third 25% installment of the RSUs awarded to them on April 15, 2014 and June 15, 2014, respectively.

The aggregate number of shares of Common Stock received from the vesting of RSUs, net of shares withheld for taxes, was 10,511 shares for Mr. Cappuccio, 2,665 shares for Mr. Ginsberg and 3,503 shares for Ms. Melton.

(3)	The PSU awards that vested in 2017 reflect the vesting of the PSUs that were awarded to Messrs. Bewkes, Cappuccio and Ginsberg and Ms. Melton on February 15, 2014, to Mr. Ginsberg on April 15, 2014, to Ms. Melton on June 15, 2014 and a portion of the PSUs that were awarded to Mr. Averill on February 15, 2014. The number of shares of Common Stock acquired by the NEOs from the vesting of the 2014 PSU awards was equal to 199.2% of the applicable target number of PSUs based on the Company’s cumulative Adjusted EPS as compared to the goals approved by the Compensation Committee, which resulted in an Adjusted EPS factor of 166%, and the Company’s TSR ranking relative to the other companies in the S&P 500 Index, which resulted in a TSR modifier of 120%.

Information regarding the aggregate number of shares of Common Stock received by the NEOs other than Mr. Averill from the vesting of PSUs, as well as the number of shares received net of shares of Common Stock withheld for taxes, is reflected in the table below.

Name	Target Number of PSUs	Number of Shares Acquired on Vesting	Number of Shares Received Net of Shares Withheld for Taxes
Jeffrey L. Bewkes	126,012	251,015	122,887
Paul T. Cappuccio	15,161	30,200	14,650
Gary L. Ginsberg	4,987	9,933	4,389
Carol A. Melton	5,958	11,867	5,813

For Mr. Averill, the PSU award that vested in 2017 reflects the vesting of the remaining portion of the 19,295 target PSUs awarded to him on February 15, 2014. As part of actions taken by the Compensation Committee in 2016 to mitigate the potential adverse tax consequences to the Company and Mr. Averill of Section 280G of the Code in connection with the merger, the Compensation

Committee approved the accelerated vesting and payout of 28,363 shares on December 15, 2016 (rather than February 15, 2017) at the level of 147% of the target number of PSUs, which was the amount accrued for financial reporting purposes through September 30, 2016, and which the Compensation Committee determined was lower than the level substantially likely to be achieved for the entire performance period. On February 15, 2017, Mr. Averill received 10,072 shares (calculated as a total of 38,435 shares earned less the 28,363 shares received on December 15, 2016; resulting in 5,805 shares received net of shares of Common Stock withheld for taxes) from the vesting of the PSUs awarded in 2014 based on the 199.2% PSU payout factor approved by the Compensation Committee in January 2017.

(4)	The value realized from the vesting of the RSU and PSU awards was calculated based on the closing sale price of Common Stock on the NYSE Composite Tape on the applicable vesting date or, if the vesting date occurred on a non-trading day, the last trading day preceding the applicable vesting date.

Pension Plans

Time Warner Pension Plan

Eligible employees (including executive officers) of the Company and certain of its subsidiaries are participants in the Time Warner Pension Plan (the “Pension Plan”), which has been amended at various times. Each of the NEOs other than Mr. Ginsberg participates in the Pension Plan. Mr. Ginsberg is not eligible to participate in the Pension Plan because he did not meet the eligibility requirements before it was closed to newly hired employees, as described below. Because of certain grandfathering provisions, Mr. Bewkes’ pension benefit under the Pension Plan will be determined based on amounts that he would have received under the provisions of (i) the Pension Plan prior to amendments made to the Pension Plan in 2000 (the “Old Pension Plan”), (ii) the Pension Plan as amended in 2000 or (iii) the Pension Plan as amended in 2008, whichever produces the greatest benefit. For each, Mr. Bewkes’ pension benefit is calculated using all of his years of eligible service (30.3 years under the Old Pension Plan and 30 years otherwise). As a result, Mr. Bewkes will receive a pension benefit determined in accordance with the terms of the Pension Plan as amended in 2000. The pension benefits of Messrs. Averill and Cappuccio and Ms. Melton will be determined in accordance with the provisions of the Pension Plan as amended in 2008.

Effective after June 30, 2010, the Pension Plan was closed to new hires and employees with less than one year of service, and participating employees stopped accruing additional years of service for purposes of determining the benefits provided by the Pension Plan (although crediting years of service for purposes of vesting and eligibility for early retirement benefits continues). Effective after December 31, 2013, pay increases are not taken into consideration when determining a participating employee’s benefits under the Pension Plan.

Average Annual Compensation

Under the Old Pension Plan, “average annual compensation” is defined as the highest average annual compensation for any five consecutive full and partial calendar years of employment, which includes regular salary, overtime and shift differential payments, and non-deferred bonuses paid according to a regular program. Following an amendment to the Pension Plan in 2000, the term “average annual compensation” only covers full calendar years of employment.

Normal Retirement and Vesting

Amounts accrued are payable generally at 65 years of age with five years of service. Eligible employees become vested in all benefits under the Pension Plan on the earlier of five years of service or certain other events.

Plan	How the Benefit is Calculated

Old Pension Plan	The benefit formula is expressed as a lifetime monthly annuity equal to the sum of (i) 1 2/3% of the participant’s “average annual compensation” for each year of service up to 30 years and (ii) 1/2% of the participant’s “average annual compensation” for each year of service over 30 years, divided by 12. Benefits are reduced by a Social Security offset determined by a formula that takes into account benefit service of up to 35 years, covered compensation up to the applicable average Social Security wage base and a disparity factor based on the age at which Social Security benefits are payable.

Pension Plan as amended in 2000	For participants who do not qualify for grandfathering provisions that specify more favorable treatment, for the benefit earned from the date of the Pension Plan amendment in 2000 to before July 1, 2008, the benefit formula is expressed as a lifetime monthly annuity equal to the sum of (i) 1.25% of the participant’s “average annual compensation” up to the participant’s applicable average Social Security wage base and (ii) 1.67% of the participant’s “average annual compensation” above such average Social Security wage base, multiplied by years of benefit service up to 30 years, and divided by 12. For Mr. Bewkes and other participants who qualify for grandfathering provisions, the benefit formula applies to all years of qualifying service (subject to the 30-year limit) and not only service between 2000 and 2008.

Pension Plan as amended in 2008

For the benefit earned on or after July 1, 2008, the benefit formula is expressed as a fixed lump sum amount equal to the sum of (i) 10% of the participant’s “average annual compensation” up to the participant’s applicable average Social Security wage base and (ii) 13% of the participant’s “average annual compensation” above such average Social Security wage base, multiplied by the participant’s years of benefit service up to 30 years.

Upon retirement, a participant will receive the greater of (i) the benefit calculated by applying the formula under the Pension Plan as amended in 2000 to the participant’s benefit service through June 30, 2008 and the formula, as amended in 2008, after that date and (ii) the benefit calculated by applying the formula as amended in 2008 to the participant’s entire benefit service.

Participants will receive a transition enhancement to the above formula based on their age and/or period of service with the Company. The transition enhancement for Messrs. Bewkes and Cappuccio and Ms. Melton is as follows:

Because the sum of age and years of service with the Company for each of Mr. Bewkes and Ms. Melton equaled 65 or more as of July 1, 2008, if Mr. Bewkes or Ms. Melton were to receive benefits under the Pension Plan as amended in 2008, he or she would receive (i) 13% of his or her “average annual compensation” up to his or her applicable average Social Security wage base and (ii) 16% of his or her “average annual compensation” above such average Social Security wage base, multiplied by his or her years of benefit service up to 30 years. In addition, because Mr. Bewkes had accrued more than 20 years of benefit service as of June 30, 2008, he would receive credit for each additional year of benefit service from July 1, 2008 through June 30, 2010 above the 30-year cap for benefit service.

Because the sum of age and years of service with the Company for Mr. Cappuccio equaled 50 or more as of July 1, 2008, Mr. Cappuccio will receive (i) 12% of his “average annual compensation” up to his applicable average Social Security wage base and (ii) 15% of his average annual compensation above such average Social Security wage base, multiplied by his years of benefit service up to 30 years.

Early Retirement

Under the Pension Plan, participants generally may elect early retirement if they (i) terminate their employment with the Company at age 55 or older and (ii) have completed at least 10 years of service. The pension would be reduced if the participant elected to begin receiving the early retirement pension benefit prior to reaching age 60 (under the Old Pension Plan) or age 62 (under the Pension Plan as amended in 2000 or the Pension Plan as amended in 2008) and would be unreduced if the participant elected to begin receiving the early retirement pension benefit after reaching such ages. As of December 31, 2017, Mr. Bewkes and Ms. Melton were eligible to elect early retirement and receive a full pension under the Pension Plan, and Mr. Cappuccio was eligible to elect early retirement and receive a reduced pension under the Pension Plan.

Form of Benefit Payment

A participant may elect the form of benefit payment at the time of retirement. The benefits under the Pension Plan are generally payable as (i) a single life annuity (based on the formulas as described above), (ii) a 50%, 75% or 100% joint and survivor annuity (based on the single life annuity amount but reduced to take into account the ages of the participant and the beneficiary at the time the annuity payments begin and the percentage of the monthly benefit that the beneficiary would receive), (iii) a life annuity that is guaranteed for 5, 10 or 20 years (based on the single life annuity amount but actuarially adjusted to take into account the applicable guaranteed payment period), or (iv) a lump sum, provided that spousal consent is required with respect to the election of payment forms under (i), (iii) and (iv).

Time Warner Excess Benefit Pension Plan

The Time Warner Excess Benefit Pension Plan (the “Excess Plan”) provides for payments by the Company of additional pension benefits to eligible employees of the Company in excess of the federal limitations on the amount of compensation eligible for the calculation of benefits and the amount of benefits derived from employer contributions that may be paid to participants under the Pension Plan. The formula used to calculate the participant’s benefit under the Pension Plan as amended in 2008 applies to the Excess Plan, except that the participant’s benefit under the Excess Plan is based on the benefit that the participant would have received under the Pension Plan if the participant’s eligible compensation (including any deferred bonuses) were limited to $250,000 in 1994 (increased 5% per year thereafter to a maximum of $350,000) and the payment restrictions under the Pension Plan did not apply.

Similar to the Pension Plan, the accrual of benefit service under the Excess Plan was frozen effective June 30, 2010, so that a participant’s benefit under the Excess Plan will not increase due to additional years of service, and, effective after December 31, 2013, pay increases are not taken into consideration when determining a participant’s benefit under the Excess Plan. Each of the NEOs other than Mr. Ginsberg participates in the Excess Plan. Because of certain grandfathering provisions, Mr. Bewkes’ pension benefits under the Excess Plan will be determined based on amounts that he would have received under the provisions of the Old Pension Plan, the Pension Plan as amended in 2000 or the Pension Plan as amended in 2008, whichever produces the greatest benefit, if his eligible compensation were limited (as described above) and there were no payment restrictions.

Form of Benefit Payment

The benefits under the Excess Plan are payable only as a lump sum, unless the participant elected to receive monthly installments over 10 years by the applicable deadline. Effective May 1, 2008, any distribution from the Excess Plan will be paid or will commence generally on the first day of the month following six calendar months after the participant separates from service, subject to the requirements of Section 409A of the Code.

Pension Benefits Table

Set forth in the table below is each NEO’s years of credited service and the present value of his or her accumulated benefit under each of the pension plans pursuant to which the NEO would be entitled to a retirement benefit, in each case, computed as of December 31, 2017, which is the same pension plan measurement date used for financial statement reporting purposes with respect to the Company’s audited financial statements for the year ended December 31, 2017.

PENSION BENEFITS FOR FISCAL YEAR 2017

Name	Plan Name	Number of Years of Credited Service(2)	Present Value of Accumulated Benefit(3)	Payments During 2017
Jeffrey L. Bewkes(1)	Pension Plan	30.3	$1,541,370	—
	Excess Plan	30.3	$ 689,430	—
Howard M. Averill	Pension Plan	3.1	$ 72,830	—
	Excess Plan	3.1	$ 38,100	—
Paul T. Cappuccio	Pension Plan	9.4	$ 347,390	—
	Excess Plan	9.4	$ 222,490	—
Gary L. Ginsberg	—	—	—	—
Carol A. Melton	Pension Plan	15.5	$ 743,250	—
	Excess Plan	15.5	$ 385,040	—

(1)	The amounts shown in the table for Mr. Bewkes reflect the estimated benefits payable under the provisions of the Pension Plan as amended in 2000, which would have produced the greatest benefit as of December 31, 2017.

(2)	Effective June 30, 2010, the accrual of benefit service under the Pension Plan and the Excess Plan was frozen so that a participant’s benefit under the plans will no longer increase due to additional service after such date. In addition, after December 31, 2013, pay increases do not increase the benefits under the Pension Plan and the Excess Plan.

(3)	The amounts under this column were calculated based on the terms of the Pension Plan and the Excess Plan (including the grandfathering provisions with respect to Mr. Bewkes) in effect on December 31, 2017 and the age and years of service for vesting purposes of each NEO as of December 31, 2017. The present values also reflect the assumptions that (i) the benefits will be payable at the earliest retirement age at which unreduced benefits are payable (which, at December 31, 2017, under the Pension Plan, has been reached by Mr. Bewkes and Ms. Melton, is age 62 for Mr. Cappuccio and is age 65 for Mr. Averill), (ii) the benefits are payable as a lump sum, (iii) the maximum annual covered compensation is $350,000 and (iv) no joint and survivor annuity will be payable (which would, on an actuarial basis, reduce benefits to the employee but provide benefits to a surviving beneficiary). The present values of accumulated benefits under the Pension Plan and the Excess Plan were calculated using a 3.75% discount rate, 3.75% lump sum rate and the RP-2014 Mortality Table. The foregoing assumptions were used for these domestic plans in the calculation of the Company’s benefit obligations for its defined benefit pension plans (which include both domestic and international plans) as of December 31, 2017, which are set forth in Note 14 to the Company’s consolidated financial statements included in the 2017 Form 10-K.

Deferred Compensation

Time Warner Supplemental Savings Plan

In 2010, the Company adopted the Time Warner Supplemental Savings Plan (the “Supplemental Savings Plan”), which is a nonqualified deferred compensation plan that is generally available to U.S. salaried employees of the Company (including each of the NEOs) whose eligible compensation exceeds the compensation limit established by the Internal Revenue Service for tax-qualified defined contribution plans. Commencing in 2011, eligible employees were permitted to defer receipt of their “eligible compensation”

(consisting of base salary, bonus, commissions and overtime, if any), except that participants could not defer any bonus received in 2011 for 2010 service. The Company matches up to the first 6% of deferred eligible compensation between the compensation limit for tax-qualified plans ($270,000 in 2017) and $500,000. The Company match provides 133 1/3% on the first 3% of amounts deferred and 100% on the next 3% of amounts deferred for a maximum Company match of 7%. Participants may defer eligible compensation above $500,000, but there is no Company match on these deferrals. The Company may also make discretionary awards under the Supplemental Savings Plan. As of December 31, 2017, each of the NEOs was a participant in the Supplemental Savings Plan.

Participants are 100% vested in the Company match after two years of service (with prior service counting toward vesting), subject to acceleration following certain events such as death, disability, the attainment of age 65 or a change in control of the Company, in each case while employed with the Company. Participants are able to select among “investment crediting rates” that track the same third-party investment vehicles (other than a self-directed brokerage account) offered under the Time Warner Savings Plan, which is the Company’s tax-qualified defined contribution plan. Participants may change their investment crediting rate elections at any time for future deferrals and generally once during each calendar month for any existing balance in the Supplemental Savings Plan. Participants may elect to receive their vested Supplemental Savings Plan account balances in the form of (i) a lump sum, (ii) 120 monthly installments for elections that have become irrevocable prior to December 1, 2013 or (iii) 10 annual installments for elections that have become irrevocable on or after December 1, 2013, except that account balances of less than $100,000 will be paid in a lump sum. In the event of the death of a participant, a lump sum payment will be made to the participant’s named beneficiary or estate.

Time Warner Inc. Deferred Compensation Plan

The Time Warner Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) generally permitted employees of the Company whose annual cash compensation exceeded certain dollar thresholds to defer receipt of all or a portion of their annual bonus until a specified future date. Messrs. Bewkes and Averill and Ms. Melton are the only NEOs who are participants in the Deferred Compensation Plan. As a result of the Company’s adoption of the Supplemental Savings Plan in 2010, compensation earned after December 31, 2010 is not eligible for deferral under the Deferred Compensation Plan. For compensation that has been deferred, participants may change their investment crediting rate elections, which track the same third-party investment vehicles (other than a self-directed brokerage account) offered under the Time Warner Savings Plan, generally once during each calendar quarter.

Participants elected to receive either (i) an “in-service distribution” in the form of a lump sum during a specified calendar year that is at least three years from the year the deferred compensation would have been payable or (ii) a “termination distribution” (subject to the restrictions of Section 409A of the Code) in the form of a lump sum or two to 10 annual installments commencing in the year following the participant’s termination of employment with the Company. In the event of the death of a participant, a lump sum payment will be made to the participant’s named beneficiary or estate.

Individual Deferred Compensation Accounts

Prior to 2001, while Mr. Bewkes was an executive officer of the Company’s Home Box Office division, pursuant to his employment agreement then in place, payments of deferred compensation for Mr. Bewkes were made to separate, non-current individual deferred compensation accounts maintained in a grantor trust or comparable amounts were credited under the Deferred Compensation Plan. The individual accounts maintained in the grantor trust are invested in certain eligible securities by a third-party investment adviser designated by the trustee (subject to Mr. Bewkes’ approval). Beginning January 2001, the Company stopped making these contributions, but existing individual accounts in the grantor trust continue to be invested and the amounts credited to the Deferred Compensation Plan continue to track the crediting rate selections. Earnings on the individual accounts are based on the earnings of the actual investments selected by the investment adviser, adjusted for taxes on realized income computed as if each account were a stand-alone corporation conducting 40% of its business in New York City. Each individual account is reduced by such taxes on a net operating profit basis or credited with a tax benefit in the event the account sustains a net operating loss. Subject to the restrictions of Section 409A of the Code, the accrued amount for Mr. Bewkes will be paid to him bi-weekly for a period of 10 years following his termination of employment.

Nonqualified Deferred Compensation Table

NONQUALIFIED DEFERRED COMPENSATION FOR

FISCAL YEAR 2017

Name	Deferred Compensation Arrangement	Executive Contributions in 2017(1)	Registrant Contributions in 2017(2)	Aggregate Earnings (Loss) in 2017(3)	Aggregate Withdrawals/ Distributions(4)	Aggregate Balance at December 31, 2017(5)
Jeffrey L. Bewkes	Deferred Compensation Plan	—	—	$(119,009)	—	$3,104,151
	Supplemental Savings Plan	$13,800	$16,099	$ 475	$(747)	$ 29,627
	Individual Deferred Account	—	—	$ 712	—	$3,063,108
Howard M. Averill	Deferred Compensation Plan	—	—	$ 45,547	—	$1,950,301
	Supplemental Savings Plan	—	—	$ 50,429	—	$ 283,511
Paul T. Cappuccio	Supplemental Savings Plan	$13,800	$16,099	$ 2,016	$(753)	$ 116,974
Gary L. Ginsberg	Supplemental Savings Plan	—	—	$ 36,724	—	$ 197,066
Carol A. Melton	Deferred Compensation Plan	—	—	$ 687,617	—	$3,972,676
	Supplemental Savings Plan	$13,800	$16,099	$ 38,766	$(836)	$ 281,796

(1)	These amounts represent compensation deferred by Messrs. Bewkes and Cappuccio and Ms. Melton and are reported as salary for 2017 in the Summary Compensation Table for Fiscal Year 2017.

(2)	These amounts represent the Company match and are reported as “All Other Compensation” for 2017 in the Summary Compensation Table for Fiscal Year 2017.

(3)	None of these amounts are required to be reported as compensation in the Summary Compensation Table for Fiscal Year 2017 because there were no above-market earnings on the deferred compensation.

(4)	These amounts represent deductions from account balances to satisfy employment tax withholding liabilities resulting from the Company match.

(5)	Of the amounts reported in this column, the following aggregate amounts related to the Supplemental Savings Plan were previously reported as compensation in the Company’s Summary Compensation Tables for years prior to 2017:

Name
Jeffrey L. Bewkes	—
Howard M. Averill	$ 92,297
Paul T. Cappuccio	$ 81,548
Gary L. Ginsberg	$131,247
Carol A. Melton	—

None of the amounts reported in this column with respect to (a) either the Deferred Compensation Plan or the Individual Deferred Account for Mr. Bewkes and (b) the Deferred Compensation Plan for Mr. Averill and Ms. Melton were previously reported as compensation in the Company’s Summary Compensation Tables for years prior to 2017 because they were not NEOs at the time of the deferrals. In addition, amounts reported in this column that were deferred (and the Company match related to such deferrals) by Mr. Averill and Ms. Melton in the Supplemental Savings Plan prior to his or her becoming an NEO for 2014 and 2017, respectively, have not been reported as compensation in the Company’s Summary Compensation Tables for years prior to 2017.

Employment Agreements

The following summary describes the material terms of the employment agreements with each of the NEOs. See also “Potential Payments Upon Termination of Employment, Disability, Death or Change in Control.”

Jeffrey L. Bewkes. On January 22, 2016, the Company entered into an amended and restated employment agreement with Mr. Bewkes, which became retroactively effective as of January 1, 2016 and has a term ending December 31, 2020, which extended the term of his prior employment agreement by three years. Mr. Bewkes’ compensation was not increased in connection with the contract extension, and the other terms of the agreement remain substantially the same as in the amended and restated employment agreement entered into in November 2012. The agreement continues to provide for a minimum annual salary of $2.0 million, an annual discretionary cash bonus with a target of $10.0 million, long-term incentive compensation with a target annual value of $16.0 million and participation in other Company benefit plans. The agreement also provides for a cash payment equal to the premium for coverage under a group universal life (GUL) insurance program in an amount equal to twice his salary, minus $50,000. The agreement confirms the obligation under Mr. Bewkes’ prior employment agreements to provide him life insurance benefits in the amount of $4.0 million through a split-dollar life insurance policy, under which the Company would be entitled to recover the total amount of premiums paid by the Company or its subsidiaries following Mr. Bewkes’ death or on the earlier surrender of such policy by Mr. Bewkes. The split-dollar life insurance policy for Mr. Bewkes has a benefit amount of $4.1 million. Starting in 2003, the Company stopped paying the premiums on the split-dollar life insurance policy due to restrictions under the Sarbanes-Oxley Act of 2002. Following a termination without cause or due to material breach by the Company, Mr. Bewkes would have (i) a severance period of two years if the termination event occurs prior to December 31, 2020 or (ii) no severance period if the termination event occurs on or after December 31, 2020.

Howard M. Averill. On October 22, 2016, the Company entered into a letter agreement with Mr. Averill, which became effective on such date, to extend the term of his existing employment agreement through December 31, 2019. The other terms of his existing employment agreement entered into in February 2015 and effective as of January 1, 2015 remain substantially the same. The agreement provides for a minimum annual salary of $1.4 million, an annual discretionary cash bonus with a target of 250% of his salary, long-term incentive compensation with a target annual value of $4.6 million and participation in Company benefit plans. The agreement also provides for a cash payment equal to two times the premium that Mr. Averill would otherwise pay to obtain $3.0 million in GUL insurance coverage. Following a termination without cause or due to material breach by the Company, Mr. Averill would have a severance period of either (i) two years if the termination event occurs prior to December 31, 2019 or (ii) one year if the termination event occurs on or after December 31, 2019.

Paul T. Cappuccio. On October 22, 2016, the Company entered into a letter agreement with Mr. Cappuccio, which became effective on such date, to extend the term of his existing employment agreement through December 31, 2019. The other terms of his existing employment agreement entered into in November 2014 and effective as of January 1, 2014 remain substantially the same. The agreement provides for a minimum annual salary of $1.4 million effective November 3, 2014, an annual discretionary cash bonus with a target of 225% of his salary, long-term incentive compensation with a target annual value of $3.4 million beginning in 2015 and participation in Company benefit plans. In addition, the agreement provides for a cash payment equal to two times the premium that Mr. Cappuccio would otherwise pay to obtain $3.0 million in GUL insurance coverage.

Following a termination without cause or due to material breach by the Company, Mr. Cappuccio would have a severance period of either (i) two years if the termination event occurs prior to December 31, 2019 or (ii) one year if the termination event occurs on or after December 31, 2019.

Gary L. Ginsberg. On October 22, 2016, the Company entered into an amended and restated employment agreement with Mr. Ginsberg, which became effective as of January 1, 2017 and has a term ending on December 31, 2019. The amended and restated agreement provides for a minimum annual salary of $900,000, an annual discretionary cash bonus with a target of 200% of his salary, long-term incentive compensation with a target annual value of $1.25 million and participation in Company benefit plans. In addition, the amended and restated agreement provides for a cash payment equal to two times the premium that Mr. Ginsberg would otherwise pay to obtain $3.0 million in GUL insurance coverage. Following a termination without cause or due to material breach by the Company, Mr. Ginsberg would have a severance period of either (i) two years if the termination event occurs prior to December 31, 2019 or (ii) one year if the termination event occurs on or after December 31, 2019.

Carol A. Melton. On October 22, 2016, the Company entered into an amended and restated employment agreement with Ms. Melton, which became effective as of January 1, 2017 and has a term ending on December 31, 2019. Ms. Melton’s compensation was not increased in the amended and restated agreement, and the agreement continues to provide for a minimum annual salary of $925,000, an annual discretionary cash bonus with a target of 150% of her salary, long-term incentive compensation with a target annual value of $1.1 million and participation in Company benefit plans. In addition, the amended and restated agreement provides for a cash payment equal to two times the premium that Ms. Melton would otherwise pay to obtain $3.0 million in GUL insurance coverage. Following a termination without cause or due to material breach by the Company, Ms. Melton would have a severance period of either (i) two years if the termination event occurs prior to December 31, 2019 or (ii) one year if the termination event occurs on or after December 31, 2019.

Other Provisions and Restrictive Covenants

Each NEO’s employment agreement provides that the NEO is subject to restrictive covenants that obligate such NEO, among other things: (i) not to disclose any of the Company’s confidential matters, (ii) not to hire certain of the Company’s employees for one year following a termination of employment and (iii) not to compete with the Company by providing services to, serving in any capacity for or owning certain interests in competitors of the Company while employed and for one year following the NEO’s retirement, voluntary termination of employment, a termination of employment by the Company with or without cause or the termination of employment by the NEO due to a material breach by the Company, except that Mr. Bewkes’ employment agreement provides for different non-competition obligations. Mr. Bewkes’ employment agreement provides that he will be restricted from competing with the Company by providing services to, serving in any capacity for, or owning certain interests in an entity that competes with the Company for 12 months following the termination of his employment prior to the end of the term of employment. Mr. Bewkes will have no non-competition obligations if his employment terminates after the end of the term of employment.

The NEOs’ employment agreements each provide for a “best net” approach with respect to any “parachute payments” under Section 280G of the Code following any change in control of the Company. See “Potential Payments Upon Termination of Employment, Disability, Death or Change in Control.”

Potential Payments Upon Termination of Employment, Disability, Death or Change in Control

The payments and benefits that the NEOs would receive following a termination of their employment (either absent or following a change in control of the Company), disability or death, or in the event of a change in control of the Company, are generally governed by the terms of the NEOs’ employment agreements, their equity award agreements (including the award agreements for Transaction RSUs) and, except for Mr. Bewkes (who does not participate in it), the terms of the cash program implemented in connection with the merger. The following is a summary of the payments and benefits that the NEOs would receive following each of the foregoing events, in each case, assumed to have occurred on December 31, 2017.

Termination without Cause or Due to the Company’s Material Breach of Employment Agreement, Absent a Change in Control

As determined pursuant to their respective employment agreements, in the event of a termination of employment on December 31, 2017, the severance period would be two years for each NEO. During the applicable severance period, each NEO would receive the payments and benefits described in the footnotes to the table below. In addition, none of the NEOs would be eligible to participate in any disability programs, accrue any benefit service or make any contributions or deferrals under the Company’s qualified or nonqualified retirement plans, or receive any new equity awards.

The NEOs would generally vest in their equity awards, including a portion of the Transaction RSUs, to the extent provided in the footnotes to the table below. A participating NEO would receive his or her full payment under the transaction-related cash program upon termination by the Company without cause on December 31, 2017, but would forfeit receipt of payment upon termination by the NEO for good reason prior to the closing of the merger.

Receipt of the payments and benefits pursuant to the employment agreement and the terms of the cash program would be conditioned on the NEO’s execution of a release of claims against the Company. If the NEO does not execute a release of claims, the NEO would receive a severance payment determined in accordance with the Company’s policies and would forfeit amounts under the transaction-related cash program. In addition, certain payments would be subject to suspension of payment for six months following a separation from service if required under Section 409A of the Code.

If any NEO were to obtain employment (other than with a not-for-profit or governmental entity), the NEO would continue to receive the payments and benefits described in the footnotes to the table below, but any stock options that would have vested prior to the end of the severance period would vest and the time period to exercise the NEO’s vested stock options would be determined based on the date the NEO’s new employment began rather than the end of the severance period. If the NEO were to accept full-time employment with an affiliate of the Company, the salary and bonus payments to the NEO would cease. The calculations in the table below assume that none of the NEOs become employed by a new employer or return to work for the Company or an affiliate after December 31, 2017.

Retirement, Absent a Change in Control

Messrs. Bewkes and Cappuccio and Ms. Melton satisfied the requirements for retirement under the Company’s equity award agreements, other than with respect to the Transaction RSUs and the incremental stock options granted to Ms. Melton in February 2015, and were eligible to elect early retirement under the Company’s pension plans on December 31, 2017. Messrs. Averill and Ginsberg were not eligible to retire on December 31, 2017. Information regarding the NEOs’ pension retirement benefits is provided in the Pension Benefits Table and the accompanying narrative. The other payments and benefits that would be provided to Messrs. Bewkes and Cappuccio and Ms. Melton following their retirement are described in the footnotes to the table below.

Change in Control

None of the employment agreements for the NEOs provide for any tax gross-up payments, and none of the equity award agreements provide for equity vesting solely as a result of a change in control of the Company. Upon a change in control, PSUs would immediately vest based on achievement of performance goals, to the extent provided in the relevant PSU agreement, and stock options and RSUs would remain outstanding and continue to vest based on the NEO’s service after the change in control. In addition, stock options and RSUs (other than the incremental stock options granted to Mr. Ginsberg and Ms. Melton in February 2015 and the Transaction RSUs granted to the NEOs) would vest on the first anniversary of a change in control, subject to the NEO’s continued employment through that date.

Under the transaction-related cash program, each participating NEO is eligible to receive cash payments equal to 50% of his or her target 2017 annual bonus, with half paid upon the closing of the merger and half paid if the NEO remains employed for six months after the closing of the merger.

The footnotes to the table below describe the payments and benefits that would be provided to the NEOs if various conditions were satisfied following a change in control of the Company pursuant to the equity award agreements, the terms of the transaction-related cash program and, with respect to Mr. Bewkes, his split-dollar life insurance policy.

Termination without Cause or Due to the Company’s Material Breach of Employment Agreement Post-Change in Control

None of the employment agreements for the NEOs provide for any enhanced severance in connection with a termination of employment following a change in control. In the event of a termination by the Company without cause or by the NEO for good reason following a change in control, the NEOs would vest in full in all of their outstanding stock options (including the incremental stock options granted to Mr. Ginsberg and Ms. Melton) and RSUs (including the Transaction RSUs).

Under the transaction-related cash program, each participating NEO is eligible to receive the second half of the cash payment upon termination without cause or for good reason following the closing of the merger.

Each NEO’s employment agreement provides that if any amounts or benefits payable by the Company constituting “parachute payments” under Section 280G of the Code would exceed the maximum amount that would not give rise to any liability under Section 4999 of the Code (i.e., the “safe harbor amount”), the Company’s payment either would be reduced to equal the safe harbor amount or be paid to the NEO in full, whichever would result in the executive receiving the greater amount on a net after-tax basis (i.e., the “best net” approach). In the event of a termination without cause following a change in control on December 31, 2017, the payments to the NEOs would have been less than the safe harbor amount and, consequently, there would have been no need to apply the “best net” treatment for any NEO. Due to the various assumptions required to calculate the potential payments with respect to a termination without cause or due to the Company’s material breach of employment following a change in control assuming that these events occurred on December 31, 2017, the resulting disclosures do not reflect the actual payments the Company would make, or the application of the “best net” approach, in connection with the merger.

Retirement Post-Change in Control

Messrs. Bewkes and Cappuccio and Ms. Melton would be permitted to retire and vest in respect of all their outstanding stock options (other than the incremental stock options granted to Ms. Melton on February 15, 2015 that were not vested on December 31, 2017) and RSUs (including the Transaction RSUs) following a change in control.

Disability

Under each NEO’s employment agreement, the NEO’s disability period would not commence until six months of disability have occurred. The NEO would continue to receive his or her salary during the six months of disability and thereafter would receive a pro rata bonus for the year in which the disability occurred. The calculations in the table below assume that the requisite six months of disability had passed as of December 31, 2017 so that the disability period would commence on January 1, 2018. As determined pursuant to their respective employment agreements (as of December 31, 2017), the disability period for each NEO would run until the later of (i) one year following the date that the disability period commences and (ii) the date that the term of the NEO’s employment agreement expires. The disability period for each NEO would be as follows as of December 31, 2017: through December 31, 2020 for Mr. Bewkes and December 31, 2019 for Messrs. Averill, Cappuccio and Ginsberg and Ms. Melton. The payments and benefits that would be provided to the NEOs during their respective disability periods are described in the footnotes to the table below. Payments of salary or bonus would be reduced by any amounts received by the NEO from workers’ compensation, Social Security or disability insurance policies maintained by the Company. Under the terms of the transaction-related cash program, the full amount would be paid. See the footnotes to the table below for a description of the treatment of equity awards following an NEO’s disability.

Death

Pursuant to the NEOs’ employment agreements, each NEO’s estate or designated beneficiary would receive the NEO’s salary and a pro rata annual bonus through the date of death. Any other obligations by the Company to make payments under the NEO’s employment agreement would terminate. Under the terms of the transaction-related cash program, the full amount would be paid. See the footnotes to the table below for a description of the treatment of equity awards following an NEO’s death.

Post-Termination and Change in Control Table

The following table describes and quantifies the estimated dollar value of potential additional payments and other benefits that would be provided to the NEOs (or, in the case of death, to their respective estates or beneficiaries) under the NEOs’ respective employment agreements, equity award agreements and terms of the transaction-related cash program following a termination of their employment (including either absent a change in control of the Company or after a change in control of the Company) or as a result of a change in control of the Company, in each case, assumed to have occurred on December 31, 2017.

The calculations exclude payments and benefits that are provided pursuant to plans or arrangements that do not discriminate in scope, terms or operation in favor of the NEOs and are available generally to all of the Company’s salaried employees, including any (i) balances under the Time Warner Savings Plan, (ii) medical and other group insurance coverage following disability and (iii) post-retirement medical benefits. The calculations also exclude payments and benefits to the extent they were earned but unpaid through the date of termination, including (i) the NEOs’ balances under the pension plans and nonqualified deferred compensation plans, which were fully vested as of December 31, 2017 and are disclosed in the Pension Benefits Table and the Nonqualified Deferred Compensation Table, and (ii) the NEOs’ annual bonuses for 2017, which were earned but (other than a portion of the bonus for Mr. Averill) not paid as of December 31, 2017.

The values in the table below relating to stock options that would vest are based on the excess of the closing sale price of $91.47 per share of Common Stock on December 29, 2017, the last trading day of 2017, over the exercise price of the stock options. The values relating to RSUs and PSUs that would vest are also based on the closing sale price of the Common Stock on December 29, 2017. With respect to the Transaction RSUs granted to Mr. Bewkes in February 2017, which were subject to the satisfaction of the Section 162(m) performance condition as of December 31, 2017, the amounts in the table below reflect the Compensation Committee’s certification in early 2018 that the Section 162(m) performance condition was achieved. Potential retained distributions that would be accrued and paid on any shares of Common Stock earned from the vesting of PSUs based on the regular quarterly cash dividends paid on the Common Stock while the equity awards are outstanding are not included in the calculations below.

NEO	Base Salary Continuation(1)	Bonus Continuation(2)	Cash Program(3)	Group Benefits Continuation(4)	Equity Awards: Stock Options and RSUs(5)	Equity Awards: PSUs(6)	Other Benefits(7)
Jeffrey L. Bewkes
Termination without Cause/Material Breach, Absent a Change in Control	$4,000,000	$29,160,000	—	$24,779	$34,881,680	$10,695,130	$1,686,919
Retirement, Absent a Change in Control	—	—	—	—	$19,687,324	$10,695,130	$1,059,895
Change in Control (No Change in Employment Status)	—	—	—	—	—	$21,390,260	—
Termination without Cause/Material Breach Post-Change in Control	$4,000,000	$29,160,000	—	$24,779	$50,076,036	—	$1,686,919
Retirement Post-Change in Control	—	—	—	—	$50,076,036	—	$1,059,895
Disability	$4,500,000	$32,805,000	—	—	$50,076,036	$10,695,130	$1,250,430
Death	—	—	—	—	$50,076,036	$13,961,615	—
Howard M. Averill
Termination without Cause/Material Breach, Absent a Change in Control	$2,800,000	$10,304,000	$1,750,000	$27,920	$11,222,177	$ 2,152,381	$ 90,096
Change in Control (No Change in Employment Status)	—	—	$ 875,000	—	—	$ 4,304,761	—
Termination without Cause/Material Breach Post-Change in Control	$2,800,000	$10,304,000	$ 875,000	$27,920	$16,073,015	—	$ 90,096
Disability	$2,100,000	$ 7,728,000	$1,750,000	—	$16,073,015	$ 2,152,381	$ 90,096
Death	—	—	$1,750,000	—	$16,073,015	$ 2,809,684	—
Paul T. Cappuccio
Termination without Cause/Material Breach, Absent a Change in Control	$2,800,000	$ 9,367,250	$1,575,000	$24,779	$ 8,339,172	$ 1,590,938	$ 99,024
Retirement, Absent a Change in Control	—	—	—	—	$ 4,753,731	$ 1,590,938	—
Change in Control (No Change in Employment Status)	—	—	$ 787,500	—	—	$ 3,181,875	—
Termination without Cause/Material Breach Post-Change in Control	$2,800,000	$ 9,367,250	$ 787,500	$24,779	$11,924,613	—	$ 99,024
Retirement Post-Change in Control	—	—	—	—	$11,924,613	—	—
Disability	$2,100,000	$ 7,025,438	$1,575,000	—	$11,924,613	$ 1,590,938	$ 99,024
Death	—	—	$1,575,000	—	$11,924,613	$ 2,076,826	—

NEO	Base Salary Continuation(1)	Bonus Continuation(2)	Cash Program(3)	Group Benefits Continuation(4)	Equity Awards: Stock Options and RSUs(5)	Equity Awards: PSUs(6)	Other Benefits(7)
Gary L. Ginsberg
Termination without Cause/Material Breach, Absent a Change in Control	$1,800,000	$5,145,700	$900,000	$24,779	$1,897,590	$ 421,128	$ 99,024
Change in Control (No Change in Employment Status)	—	—	$450,000	—	—	$ 842,256	—
Termination without Cause/Material Breach Post-Change in Control	$1,800,000	$5,145,700	$450,000	$24,779	$4,152,226	—	$ 99,024
Disability	$1,350,000	$3,859,275	$900,000	—	$4,152,226	$ 421,128	$ 99,024
Death	—	—	$900,000	—	$4,152,226	$ 549,735	—
Carol Melton
Termination without Cause/Material Breach, Absent a Change in Control	$1,850,000	$4,001,551	$693,750	$16,964	$2,942,783	$ 514,702	$120,768
Retirement, Absent a Change in Control	—	—	—	—	$1,575,334	$ 514,702	—
Change in Control (No Change in Employment Status)	—	—	$346,875	—	—	$1,029,403	—
Termination without Cause/Material Breach Post-Change in Control	$1,850,000	$4,001,551	$346,875	$16,964	$4,102,806	—	$120,768
Retirement Post-Change in Control	—	—	—	—	$3,895,379	—	—
Disability	$1,387,500	$3,001,163	$693,750	—	$4,102,806	$ 514,702	$120,768
Death	—	—	$693,750	—	$4,102,806	$ 671,847	—

(1)	Reflects the payment by the Company, on the Company’s normal payroll payment dates, of (i) 100% of the NEO’s base salary in effect immediately prior to the termination of employment during the NEO’s severance period or (ii) 75% of such base salary during the NEO’s disability period, as applicable. The amounts shown for disability do not reflect any reductions for other sources of disability payments received by the NEO.

(2)	Reflects the annual payment by the Company, in a lump sum in respect of each year of the severance or disability period, of (i) 100% of the NEO’s Average Annual Bonus during the NEO’s severance period or (ii) 75% of such Average Annual Bonus during the NEO’s disability period, as applicable. “Average Annual Bonus” is defined in Mr. Bewkes’ employment agreement as the average of the two largest regular annual bonuses actually received for the three years preceding the effective date of termination and in each other NEO’s employment agreement as the average of the NEO’s two largest regular annual bonus amounts for the most recent three calendar years, including 2017 for a December 31, 2017 effective date of termination.

(3)	Reflects the transaction-related cash program in which each NEO participates (other than Mr. Bewkes). Such amounts would not be paid upon a termination of employment by the NEO for good reason prior to the closing of the merger.

(4)	Reflects the cost to the Company of the NEO’s continued participation in the Company’s group benefit plans (i.e., medical and dental insurance coverage, $50,000 of basic life insurance coverage and accidental death and dismemberment insurance coverage) during the NEO’s severance period. The table excludes the cost of providing these group benefits to the NEOs during their respective disability periods, because these benefits are available generally to all of the Company’s salaried employees during a disability period under the Company’s benefit programs.

(5)	This column includes the aggregate intrinsic value of stock options and RSUs (including the Transaction RSUs) that will vest as a result of the events described below.

Termination without Cause/Material Breach, Absent a Change in Control	Messrs. Bewkes and Cappuccio and Ms. Melton satisfied the requirements for retirement treatment of equity awards (i.e., at least age 55 with 10 years of service with the Company or its affiliates) as of December 31, 2017. As a result, all outstanding RSUs (other than one-half of the Transaction RSUs) of Messrs. Bewkes and Cappuccio and Ms. Melton would vest upon termination of employment.

Outstanding stock options of Messrs. Bewkes and Cappuccio and Ms. Melton (including incremental stock options granted to Ms. Melton in 2015 with more restrictive vesting terms) would continue to vest during the severance period and any stock options (other than the incremental stock options granted to Ms. Melton) still outstanding at the end of the severance period would vest at such time. Because Mr. Averill would satisfy the requirements for retirement treatment of equity awards prior to the end of his severance period (i.e., December 31, 2019), all of his RSUs and stock options would receive the same treatment as the RSUs and stock options held by Mr. Cappuccio. All of the RSUs granted to Mr. Ginsberg (other than one-half of his Transaction RSUs) that would have vested through the end of the severance period would become immediately vested as of the beginning of the severance period. Any other unvested RSUs held by Mr. Ginsberg would be forfeited. All of the stock options granted to Mr. Ginsberg and the incremental stock options granted to Ms. Melton in February 2015 would continue to vest during their respective severance periods and any such stock options that were scheduled to vest after the severance period would be forfeited. One-half of the Transaction RSUs granted to the NEOs (those with a vesting commencement date of February 15, 2018) would be forfeited.

Retirement, Absent a Change in Control	Messrs. Bewkes and Cappuccio and Ms. Melton were the only NEOs eligible for retirement treatment of equity awards as of December 31, 2017. Upon Mr. Bewkes’ retirement, all of his outstanding stock options would vest unless he continued to serve on the Board, in which case such stock options would remain outstanding and be subject to the regular vesting dates. For the purpose of the table above, it is assumed that if Mr. Bewkes retired from his position as Chairman and CEO on December 31, 2017, he would also resign from the Board on such date so that all of his outstanding stock options would vest upon his retirement. In the case of Mr. Cappuccio and Ms. Melton, upon retirement, all of their outstanding RSUs (other than the Transaction RSUs, which would be forfeited) and stock options (other than the incremental stock options granted to Ms. Melton in 2015) would vest.

Change in Control	Pursuant to the terms of the NEOs’ equity award agreements:

●  Stock options would not become exercisable upon a change in control, unless the acquiror refused to assume them. Instead, stock options held by the NEOs (other than the incremental stock options granted to Mr. Ginsberg and Ms. Melton in February 2015) would become fully exercisable upon the earlier of (i) the first anniversary of the change in control and (ii) the original vesting date with respect to each portion of the option. The incremental stock options granted to Mr. Ginsberg (54,585 options) and Ms. Melton (54,585 options) on February 15, 2015 would continue to vest on the original vesting schedule.

●  RSUs would not vest upon a change in control, unless the acquiror refused to assume them. Instead, the RSUs held by the NEOs (other than their Transaction RSUs) would vest in full upon the earlier of (i) the first anniversary of the change in control and (ii) the original vesting date with respect to each portion of the RSU award. The Transaction RSUs granted to Mr. Bewkes (332,226) on February 15, 2017 and to Mr. Averill (106,064 RSUs), Mr. Cappuccio (78,396

RSUs), Mr. Ginsberg (28,822 RSUs) and Ms. Melton (25,364 RSUs) on October 24, 2016 would continue to vest on the original vesting schedule.

Termination without Cause/Material Breach Post-Change in Control

Pursuant to terms of the NEOs’ equity award agreements:

●  All stock options, including the incremental stock options granted to Mr. Ginsberg and Ms. Melton, would become fully exercisable upon the termination of the NEO’s employment by the Company other than for “cause” or by the NEO for “good reason” (as such terms are defined in the stock option agreements) following a change in control.

●  All RSUs, including the Transaction RSUs, would vest in full upon the termination of the NEO’s employment by the Company other than for “cause” or by the NEO for “good reason” (as such terms are defined in the RSU agreements) following a change in control.

Retirement Post-Change in Control	For Messrs. Bewkes and Cappuccio and Ms. Melton only, all stock options (other than the incremental stock options granted to Ms. Melton in 2015) and RSUs (including all of the Transaction RSUs) would vest upon the NEO’s retirement following a change in control.

Disability/Death	Pursuant to the terms of the NEOs’ equity award agreements, all RSUs and stock option awards would vest.

(6)	This column includes the aggregate intrinsic value of the PSUs granted in 2016 having a 2016-2018 performance period (the “2016 PSUs”). The table does not include the intrinsic value of the PSUs granted in 2015 having a 2015-2017 performance period because none of the events set forth in the table would have enhanced the value or significantly accelerated the vesting of those PSUs. The following summary describes the treatment of PSUs held by the NEOs as of December 31, 2017.

Termination without Cause/Material Breach, Absent a Change in Control	The 2016 PSUs would vest after the applicable performance period has ended based on the actual performance achieved. In the case of Messrs. Bewkes and Cappuccio and Ms. Melton, this treatment is because they were retirement eligible as of December 31, 2017. Similarly, Mr. Averill receives this treatment because he would satisfy the requirements for retirement treatment of equity awards prior to the end of his severance period (i.e., December 31, 2019). In the case of Mr. Ginsberg, his PSUs would also vest without proration because the entire performance period will have elapsed by the end of the two-year severance period.

Because the actual performance levels that will be achieved with respect to these PSUs are not yet known, their intrinsic values were calculated assuming the vesting at 100% of the target number of shares underlying the PSUs.

Retirement, Absent a Change in Control	Among the NEOs, only Messrs. Bewkes and Cappuccio and Ms. Melton satisfied the requirements for retirement treatment for the PSUs as of December 31, 2017. Their outstanding PSUs would vest after the applicable performance period has ended based on the actual performance achieved without any proration as long as they do not engage in prohibited competitive activity during the performance period. Because the actual performance levels that will be achieved with respect to these PSUs are not yet known, their intrinsic values were calculated assuming the vesting at 100% of the target number of shares underlying the PSUs.

Change in Control	The 2016 PSUs would immediately vest based on (i) an EPS Factor determined from the sum of the Adjusted EPS achieved for 2016 and 2017 and the budgeted Adjusted EPS for 2018 and (ii) a TSR Modifier based on the Company’s TSR percentile for the performance period through 2017. See “Compensation Discussion and Analysis—Section 3 – Executive Compensation Decisions—Long-Term Incentives—PSUs Granted in Prior Periods—PSU Program Design” for the definitions of EPS Factor and TSR Modifier. The 2016 PSUs were assumed to vest at 200% of the target number of PSUs.

Disability	The 2016 PSUs would vest after the applicable performance period has ended based on the actual performance achieved. Because the actual performance levels that will be achieved with respect to these PSUs are not yet known, their intrinsic values were calculated assuming the vesting at 100% of the target number of PSUs.

Death	For the 2016 PSUs, their intrinsic values were calculated based on (i) an EPS Factor determined from the sum of the Adjusted EPS achieved for 2016 and 2017 and the budgeted Adjusted EPS for 2018, and (ii) a TSR Modifier based on the Company’s TSR percentile for the period through 2017, and prorated based on the number of days that have elapsed during the performance period from the grant date through the date of death. See “Compensation Discussion and Analysis—Section 3 – Executive Compensation Decisions—Long-Term Incentives—PSUs Granted in Prior Periods—PSU Program Design” for the definitions of EPS Factor and TSR Modifier. The 2016 PSUs were assumed to vest at 200% of the target number of PSUs and were prorated based on the number of days elapsed from the grant date through the date of death.

(7)	The following summary explains the components of the “Other Benefits” amounts for each NEO:

(a)	Mr. Bewkes:

●	Termination without Cause/Material Breach (regardless of whether absent or after a Change in Control): Equal to the sum of (i) $1,059,895 representing the present value of the cost to the Company for maintaining his split-dollar life insurance policy for the estimated duration of his life (based on the assumption that Mr. Bewkes would no longer serve as an executive officer or a director of the Company after December 31, 2017), (ii) $500,000 as the estimated cost of providing comparable office space and secretarial support for one year after termination, (iii) $60,000 for the reimbursement of financial services for the severance period (based on an allowance of $30,000 per year) and (iv) $67,024 equal to the premiums that Mr. Bewkes would pay for GUL insurance coverage (with a value equal to twice his salary, minus $50,000) for the severance period.

The amounts relating to Mr. Bewkes’ split-dollar life insurance policy reflect the time value of money with respect to the premiums that the Company estimates it would pay from when Mr. Bewkes no longer serves as an executive officer or director of the Company until the date of his death (based on the RP-2014 Mortality Table). The actual premium amounts that the Company will pay, which the Company is entitled to recover following Mr. Bewkes’ death or on the earlier surrender of the policy by Mr. Bewkes, will depend on when Mr. Bewkes is no longer an executive officer or director of the Company and the length of his life.

●	Retirement (regardless of whether absent or after a Change in Control): The benefit would consist solely of the Company’s maintenance of Mr. Bewkes’ split-dollar life insurance policy for the estimated duration of his life. If Mr. Bewkes continued to serve on the Board, the Company would not resume its payment of premiums until he retires from the Board. For the purpose of the table above, the present value of the cost to the Company for maintaining this policy is based on the assumption that Mr. Bewkes would no longer serve as an executive officer or a director of the Company after December 31, 2017, such that the Company would resume its payment of premiums on January 1, 2018.

●

Disability: Equal to the sum of (i) $1,059,895 representing the present value of the cost to the Company for maintaining his split-dollar life insurance policy for the estimated duration of his life (based on the assumption that Mr. Bewkes would no longer serve as an executive officer or a director of the Company after December 31, 2017), (ii) $90,000 for the reimbursement of financial services for the disability period (based on an allowance of $30,000 per year) and (iii)

$100,535 equal to the premiums that Mr. Bewkes would pay for GUL insurance coverage (with a value equal to twice his salary, minus $50,000) for the disability period.

(b)	Messrs. Averill, Cappuccio and Ginsberg and Ms. Melton: Following a termination without cause or due to material breach by the Company (regardless of whether absent or after a change in control of the Company) or disability, each of Messrs. Averill, Cappuccio and Ginsberg and Ms. Melton would receive (i) reimbursement of up to $30,000 per year during the NEO’s severance period or disability period, as applicable, for financial services and (ii) cash payments equal to two times the premiums that the NEO would pay for $3.0 million in GUL insurance coverage during the NEO’s severance period or disability period, as applicable.

CEO Pay Ratio

In accordance with SEC rules, the Company is disclosing the median of the annual total compensation of all employees (other than the CEO) (the employee with such compensation is referred to as the “median employee”), the annual total compensation of the CEO, and the ratio of these two amounts.

●	Annual total compensation of the median employee for 2017: $75,217

●	Annual total compensation of the CEO for 2017: $48,998,530

●	Ratio of the annual total compensation of the CEO to the annual total compensation of the median employee: 651 to 1

This ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on the Company’s payroll and employment records and the methodology described below.

●	The Company used December 31, 2017 as the date to determine the median employee. At that date, the Company had a total of 30,466 employees, which included all of the Company’s international employees.

●	To identify the median employee, the Company reviewed the annual base salary of its employees as of December 31, 2017. For part-time employees, the annual base salary reflected the standard hours in the employee’s part-time arrangement. For temporary employees, the Company assumed that the compensation for each of these employees would be below that of the median employee. If any of the temporary employees assumed to be below the median were paid higher than the median employee, the median would be higher, thereby resulting in a lower ratio.

●	Annual total compensation for 2017 for the median employee was calculated consistent with the requirements for calculating total compensation for 2017 of the CEO for the Summary Compensation Table for 2017.

This ratio includes the grant date fair value of $32 million for the Transaction RSUs awarded to Mr. Bewkes in February 2017, which represent an amount equal to two times the target long-term incentive compensation under Mr. Bewkes’ contract. As described in “Compensation Discussion and Analysis,” the Transaction RSUs granted to Mr. Bewkes in February 2017 took the place of Mr. Bewkes’ traditional long-term incentive compensation for 2017 and also have done so for 2018. If the portion of the Transaction RSUs that relate to the long-term incentive compensation for 2018 was excluded, the ratio would be 439 to 1.

The SEC rules for identifying the median employee and calculating the ratio allow companies to adopt a variety of methodologies, apply certain exclusions and make reasonable estimates and assumptions that reflect their compensation practices. As a result, the ratio disclosed by other companies, including our peer companies, may not be comparable to the ratio disclosed above.

Director Compensation

Nominating Committee’s Review of Non-Employee Director Compensation

The Nominating Committee is responsible for reviewing and making recommendations to the Board regarding non-employee director compensation. Under the Corporate Governance Policy, the Nominating Committee reviews the compensation paid to non-employee directors at least every two years, with the most recent review conducted in the autumn of 2016. Final decisions regarding non-employee director compensation are made by the Board. In carrying out its responsibility, the Nominating Committee is guided by the following key objectives and principles:

●	Compensation should be generally consistent with the Company’s broader compensation philosophy for the Company’s employees

●	Compensation should be competitive and structured with a balanced mix of cash and equity compensation so the Company can attract and retain directors from diverse professional and personal backgrounds

●	Compensation should be simple to administer and support the smooth functioning of the Board

●	Compensation should be cost-effective and consistent with investor policies and expectations

●	Compensation should be in compliance with all regulatory requirements

2017 Non-Employee Director Compensation

Each non-employee director received approximately $320,000 in total compensation for 2017, which represented the first increase in non-employee director compensation since 2014. Each non-employee director could elect to receive either (i) the standard compensation program consisting of a $160,000 cash retainer and an equity grant with a grant date fair value of approximately $160,000 or (ii) an alternative compensation program consisting of a $110,000 cash retainer and an equity grant with a grant date fair value of approximately $210,000. Because of the pending merger and as supported by practice among peer group companies, the equity component of both the standard and alternative programs in 2017 consisted of RSUs (rather than a combination of RSUs and stock options). The cash retainer in the standard compensation program is at a level that is intended to provide the non-employee directors sufficient cash to pay income taxes on their RSUs as they vest without having to sell shares of Common Stock, which helps attract and retain directors with diverse professional backgrounds and economic circumstances. The alternative compensation program provides the same amount of total compensation as the standard compensation program, but is weighted more heavily toward equity. An election to receive the alternative compensation program must be made prior to the start of the year in which the compensation is earned and cannot be changed with respect to that year. Under either compensation program, non-employee directors can elect to defer a portion of the annual cash retainer pursuant to the Time Warner Inc. Non-Employee Directors’ Deferred Compensation Plan (as described below). No additional compensation is paid for attendance at Board or committee meetings or for service as Lead Independent Director, a committee chair or a committee member. Compensation for a new director who joins the Board other than at an annual meeting of shareholders consists of a pro-rated portion of the standard compensation program.

Equity Grants

The RSUs granted to non-employee directors in June 2017 vest on June 1, 2018 (the anniversary of the first day of the month in which the RSUs were granted) or immediately if the director ceases to serve as a director of the Company as a result of certain designated circumstances, including (i) retirement, either due to a mandatory retirement policy or after serving at least five years as a director, (ii) failure to be re-elected by the shareholders after nomination, (iii) resignation after receiving fewer than a majority “for” votes of the votes cast in an uncontested election of directors, (iv) death or disability, (v) the occurrence of certain transactions involving a change in control of the Company or (vi) under certain other designated circumstances, with the approval of the Board on a case-by-case basis. If a non-employee director leaves the Board for any other reason, then his or her unvested RSUs are forfeited to the Company. The aggregate grant date fair value of the RSUs granted is based on the closing sale price of a share of Common Stock on the grant date or the last trading day preceding the grant date if the grant date is a non-trading day.

RSUs do not have any voting rights. Non-employee directors receive dividend equivalents on the RSUs held by them in an amount equal to the regular quarterly cash dividends declared and paid by the Company at the same time the dividends are paid on outstanding shares of Common Stock.

In December 2016, the Board adopted a policy setting a $750,000 limit on the grant date value of equity compensation that may be paid to a non-employee director during any calendar year.

Stock Ownership Guidelines

Each non-employee director is expected to own, within five years of joining the Board, at least the lesser of 10,000 shares of Common Stock or shares of Common Stock with a value equal to four times the annual cash retainer under the standard compensation program. Each non-employee director meets these guidelines.

Expenses

Non-employee directors are reimbursed for expenses (including costs of travel, food and lodging) incurred in attending Board, committee and shareholder meetings. While travel to such meetings may include the use of Company aircraft, if available and appropriate under the circumstances, the directors generally use commercial air or rail transportation services. Non-employee directors are also reimbursed for reasonable expenses associated with other Company-related business activities, including participation in director education programs.

The Company provides non-employee directors representative samples of the Company’s products (such as films and television programs on DVDs and Blu-ray Discs), promotional items and other merchandise. The Company also periodically invites and provides for directors and their spouses, domestic partners or guests to attend Company-sponsored events, such as film premieres, screenings, cultural events and the annual meeting of shareholders. For the year ended December 31, 2017, the aggregate incremental cost to the Company for providing non-employee directors these Company products and the attendance of non-employee directors and their spouses, domestic partners or guests at Company events was below $10,000 per director. The Company also reimburses each non-employee director for the estimated taxes incurred in connection with any income recognized by the director as a result of the attendance by the director, and his or her spouse, domestic partner or guest at such events. From time to time, spouses, domestic partners or guests may also join non-employee directors on Company aircraft when a non-employee director is traveling to or from Board or committee meetings or on other business activities, which may result in the non-employee director recognizing income for tax purposes.

Director Deferred Compensation Plan

Under the Time Warner Inc. Non-Employee Directors’ Deferred Compensation Plan, non-employee directors may elect each year to defer receipt of 10% to 100% of their cash compensation payable during the next calendar year. An election to defer must be made prior to the start of the year in which the retainer is payable and cannot be changed with respect to that year. Each non-employee director can elect from the following crediting alternatives to determine the amounts that will be paid after the deferral period: (i) the amount deferred plus annual interest at the prime rate in effect on May 1 of each annual period plus 2%, (ii) the value of a hypothetical investment in shares of Common Stock made at the time of the deferral, plus the notional reinvestment of dividend equivalents based on any regular cash dividends paid by the Company on the Common Stock or (iii) an allocation of 50% of the amount deferred to each of the crediting alternatives. Amounts deferred are payable in cash in a lump sum or in installments after a non-employee director leaves the Board, based on the director’s election made at the time the director elected to defer receipt of the compensation. Mr. Hassan is the only director who deferred amounts pursuant to this plan in 2017.

Retirement Program

The Company does not currently maintain a retirement plan for its non-employee directors.

Director Compensation Table

The table below sets forth 2017 compensation information for the Company’s non-employee directors. Mr. Bewkes is the only director who is an officer and employee of the Company, and he does not receive any additional compensation for his Board service.

Director Compensation for Fiscal Year 2017

Name	Fees Earned or Paid in Cash(1)(2)	Stock Awards(1)(3)(4)	All Other Compensation(5)	Total
James L. Barksdale*	—	—	$ 309	$309
William P. Barr	$160,000	$160,010	—	$320,010
Robert C. Clark	$110,000	$210,006	—	$320,006
Mathias Döpfner	$110,000	$210,006	—	$320,006
Jessica P. Einhorn	$160,000	$160,010	—	$320,010
Carlos M. Gutierrez	$160,000	$160,010	—	$320,010
Fred Hassan	$110,000	$210,006	—	$320,006
Paul D. Wachter	$110,000	$210,006	—	$320,006
Deborah C. Wright	$160,000	$160,010	$1,282	$321,292
*	Mr. Barksdale retired from the Board in June 2017 at the Company’s 2017 annual meeting of shareholders and did not receive any compensation in 2017 for his Board service during the year.

(1)	Each non-employee director received approximately $320,000 in total compensation for 2017. Each non-employee director could elect to receive either (i) the standard compensation program with a $160,000 cash retainer and RSUs with a grant date fair value of approximately $160,000 or (ii) an alternative compensation program with a $110,000 cash retainer and RSUs with a grant date fair value of approximately $210,000. The election to receive the alternative compensation program for 2017 had to be made prior to 2017 and could not be changed. For 2017, Messrs. Barr and Gutierrez and Mses. Einhorn and Wright received the standard compensation program, and Messrs. Clark, Döpfner, Hassan and Wachter received the alternative compensation program.

(2)	Mr. Hassan deferred all of his cash compensation in 2017 under the Non-Employee Directors’ Deferred Compensation Plan. For more information, see “Director Deferred Compensation Plan.”

(3)

The amounts set forth in the Stock Awards column represent the aggregate grant date fair value of RSUs granted by the Company to non-employee directors in 2017. On June 16, 2017, the Company awarded (i) 1,613 RSUs to each of the non-employee directors serving on that date who received the standard compensation program and (ii) 2,117 RSUs to each of the non-employee directors serving on that date who received the alternative compensation program. The grant date fair value of each RSU was determined using the closing sale price of the Common Stock on the NYSE Composite Tape on the grant date. The actual value, if any, that is realized by a director from an RSU award will depend on the market price of the Common Stock in future years.

For information about the weighted average grant date fair value of the RSUs granted by the Company in 2017, see Note 13 to the Company’s consolidated financial statements included in the 2017 Form 10-K.

(4)	Presented below is the aggregate number of outstanding stock awards and stock option awards held by the non-employee directors on December 31, 2017.

Name	Total Stock Awards (RSUs) Outstanding at 12/31/17	Total Stock Option Awards Outstanding at 12/31/17
William P. Barr	1,613	34,139
Robert C. Clark	2,117	31,405
Mathias Döpfner	2,117	41,611
Jessica P. Einhorn	1,613	8,466
Carlos M. Gutierrez	1,613	5,568
Fred Hassan	2,117	31,405
Paul D. Wachter	2,117	30,960
Deborah C. Wright	1,613	35,424

Mr. Barksdale retired from the Board in June 2017 and held 35,424 stock options on December 31, 2017.

(5)	The amounts set forth in the All Other Compensation column consist of the Company’s payments made in 2017 for the estimated taxes incurred in 2017 for income recognized by Mr. Barksdale and Ms. Wright due to attendance by a family member or guest at a Company event in 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information relating to the Company’s equity compensation plans, see Items 10, 11, 12, 13 and 14, “Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accounting Fees and Services—Equity Compensation Plan Information” in the 2017 Form 10-K.

Security Ownership of the Board of Directors and Executive Officers

The following table sets forth information concerning the beneficial ownership of Time Warner Common Stock as of February 28, 2018 for each current director, each of the persons named in the Summary Compensation Table for Fiscal Year 2017 and for all current directors and executive officers as a group. None of the foregoing persons beneficially owned any equity securities of the Company’s subsidiaries as of February 28, 2018.

	Time Warner Common Stock Beneficially Owned(1)
Name of Beneficial Owner	Number of Shares	Option Shares(2)	RSUs(3)	Percent of Class
Howard M. Averill	95,744	256,982	—	*
William P. Barr(4)	44,785	30,120	—	*
Jeffrey L. Bewkes(5)	1,334,303	3,934,410	—	*
Paul T. Cappuccio(5)	150,489	461,534	—	*
Robert C. Clark	30,395	31,405	—	*
Mathias Döpfner	22,706	41,611	—	*
Jessica P. Einhorn	23,433	8,466	—	*
Gary L. Ginsberg	35,457	179,986	217	*
Carlos M. Gutierrez(6)	13,867	5,568	—	*
Fred Hassan	46,972	31,405	—	*
Carol A. Melton (5)(7)	89,163	161,832	—	*
Paul D. Wachter(8)	35,553	30,960	—	*
Deborah C. Wright	23,766	31,405	—	*
All current directors and executive officers (15 persons) as a group(4)-(8)	2,022,359	5,763,507	217	*
*	Represents beneficial ownership of less than one percent of the outstanding Common Stock as of February 28, 2018.

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Unless otherwise indicated, beneficial ownership represents both sole voting and sole investment power. This table does not include, unless otherwise indicated, any shares of Common Stock or other equity securities of the Company that may be held by pension and profit-sharing plans of other corporations or endowment funds of educational and charitable institutions for which various directors and officers serve as directors or trustees.

Under some of the Company’s deferred compensation programs, a participant may elect to have the value of the participant’s deferred compensation paid out in cash based on an assumed investment in Common Stock during the deferral period. Participants do not have any right to vote or receive any Common Stock in connection with these assumed investments, which are represented by share equivalents, or “phantom units,” but are ultimately paid in cash. Under the Company’s deferred compensation programs, Mr. Bewkes has been credited with 23,787 share equivalents and Mr. Hassan has been credited with 1,124 share equivalents as of February 28, 2018. These share equivalents are not included in the table above.

(2)	Reflects shares of Common Stock underlying stock options awarded by the Company that are exercisable at or within 60 days of February 28, 2018. These shares are not included in the “Number of Shares” column.

(3)	Reflects shares of Common Stock that are issuable within 60 days of February 28, 2018 upon the vesting of RSUs. These shares are not included in the “Number of Shares” column.

(4)	The number of shares includes 3,845 shares of Common Stock held by the Barr Family LLC, of which Mr. Barr is the manager and he and his spouse collectively own a 1% interest and his three adult children collectively own a 99% interest.

(5)	The number of shares includes the following individuals’ interests in shares of Common Stock held by a trust under the Time Warner Savings Plan: Mr. Bewkes (approximately 40,001 shares); Mr. Cappuccio (approximately 305 shares) and Ms. Melton (approximately 397 shares).

(6)	Includes 4,825 shares of Common Stock held by the Carlos M. Gutierrez Trust, of which Mr. Gutierrez is the sole trustee and beneficiary.

(7)	Includes an aggregate of approximately 6,448 shares of Common Stock held directly by or in the 401(k) plan of Ms. Melton’s spouse, for which she disclaims beneficial ownership.

(8)	Includes 24,000 shares of Common Stock held by the Wachter Family Trust, of which Mr. Wachter and his spouse are the trustees and beneficiaries. Mr. Wachter and his spouse share voting and investment power with respect to the shares.

Security Ownership of Certain Beneficial Owners

Based on a review of filings with the SEC, the Company has determined that the following entities hold more than 5% of the outstanding shares of Common Stock as of December 31, 2017:

Name and Address of Beneficial Owner	Shares of Stock Beneficially Owned	Percent of Class
The Vanguard Group(1) 100 Vanguard Boulevard Malvern, PA 19355	50,798,635	6.5%
BlackRock, Inc.(2) 55 East 52nd Street New York, NY 10022	45,520,504	5.8%

(1)	Based solely on a Schedule 13G filed by The Vanguard Group with the SEC on February 9, 2018.

(2)	Based solely on an amendment to Schedule 13G filed by BlackRock, Inc. with the SEC on February 8, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Independent Directors

Time Warner’s Board consists of nine highly qualified, skilled and dedicated directors, eight of whom are independent. To conclude that a director is independent, the Board must determine that the director has no material relationship with the Company or its subsidiaries and that the director is free of any other relationship that would interfere with the director’s exercise of independent judgment. The Board has established guidelines on director independence that address employment and commercial relationships that may affect a director’s independence, as well as categories of relationships that are not deemed material for purposes of director independence. In addition to applying these guidelines, which are included in the Company’s Corporate Governance Policy, the Board considers the NYSE listing standards and the Company’s By-laws. Based on its annual review of director independence, the Board determined that all current directors are independent, except for Mr. Bewkes, who is an executive officer of the Company and thus cannot qualify as an independent director.

The Board has three standing committees: the Audit Committee, the Nominating Committee and the Compensation Committee. All members of the committees are independent and satisfy the standards of independence applicable to the respective committee.

Transactions Considered in Making Independence Determinations

In determining the independence of each current director other than Mr. Bewkes, the Board considered the business transactions, other relationships and charitable contributions under the categorical standards, and determined there were no such transactions, relationships or contributions that were material to the directors’ independence.

Business Transactions

Under categorical standards on director independence included in the Corporate Governance Policy, transactions between the Company and another entity with which a director or a member of a director’s immediate family is affiliated will generally be deemed not to create a material relationship if the transactions occurred (i) more than three years prior to when the determination of materiality is being made or (ii) in the ordinary course of business and are consistent with the Company’s other transactions with third parties, unless:

●	the director is an executive officer, employee or substantial owner, or the director’s immediate family member is an executive officer, of the other entity; and
●	the transactions represent (i) more than 5% of the Company’s consolidated gross revenues for the prior fiscal year or (ii) more than $250,000 and 2% of the other entity’s gross revenues for the prior fiscal year.

The Board reviews transactions that meet these criteria to determine whether a transaction affects the director’s independence. The Company did not have any transactions with another entity with which a current director or a member of a current director’s immediate family is affiliated during the relevant time period that were outside the ordinary course of business or that surpassed the numerical thresholds described above.

Charitable Contributions

Under categorical standards on director independence included in the Corporate Governance Policy, discretionary charitable contributions by the Company to established non-profit entities with which a director or a member of the director’s family is affiliated will generally be deemed not to create a material relationship if the contributions (i) occurred more than three years prior to when the determination of materiality is being made or (ii) are consistent with the Company’s philanthropic practices, unless:

●	the director, or the director’s spouse or domestic partner, is an executive officer or director of the non-profit organization; and
●	the Company’s contributions represent, for the most recent fiscal year, more than the greater of $100,000 or 10% of any individual organization’s annual gross revenues (for organizations with gross revenues up to $10 million per year), or the greater of $1 million or 2% of any individual organization’s annual gross revenues (for organizations with gross revenues of more than $10 million per year), or the greater of $1 million or 2% of all such organizations’ annual gross revenues in the aggregate.

The Board reviews contributions that meet these criteria to determine whether a contribution affects a director’s independence. The Company did not make any contributions to non-profit entities with which a current director or a member of a current director’s family is affiliated during the relevant time period that were inconsistent with the Company’s philanthropic practices or that surpassed the numerical thresholds described above.

During 2017, the Company’s largest aggregate charitable contribution or commitment to a non-profit entity with which a director or a member of the director’s family was affiliated was approximately $476,000 to Harvard University. The amount included matching contributions for employee donations and a $475,000 commitment to a fellowship fund to support graduate students at the Harvard Kennedy School that was established to honor Time Warner’s former Senior Vice President, Cultural Investments & Chief Diversity Officer (who retired from Time Warner in December 2017 and had received undergraduate and graduate degrees from Harvard University). Mr. Clark is a Distinguished Service Professor at Harvard University.

Other Matters

In making its independence determination, the Board considered a proposed transaction involving Paul Wachter’s firm, Main Street Advisors, Inc. (“Main Street Advisors”). Main Street Advisors was arranging the initial round of investments in a new venture and, if it proceeded, would have a 15% stake in the venture and a board seat. Warner Bros. and one of Main Street Advisors’ funds were expected to each make a $6 million investment and receive a 25% stake in the venture. The remaining interests would be held by a third party investor and management of the new venture. The new venture was expected to produce video content, host merchandise shows, and sell licensed products. Because neither Mr. Wachter nor Main Street Advisors would have a material interest in the proposed transaction, the Board concluded it did not constitute a related person transaction under the Related Person Transaction Policy. In addition, the proposed transaction did not raise any independence issues under the NYSE director independence standards. In April 2018, Warner Bros. and one of Main Street Advisors’ funds entered into the transaction on terms consistent with those reviewed by the Board.

The Board also noted that Mr. Barr became Of Counsel of Kirkland & Ellis LLP in March 2017. Based on a review of financial records, the Company has not identified any legal services provided to the Company by Kirkland & Ellis LLP in 2017.

Related Person Transactions Policy

The Board has adopted a written policy, the Policy and Procedures Governing Related Person Transactions, that sets forth procedures for the review and approval or ratification of transactions involving related persons, which consist of directors, director nominees, executive officers, holders of more than 5% of any outstanding class of the Company’s voting securities, and immediate family members or certain affiliated entities of any of the foregoing persons. The Nominating Committee (or its Chair, under certain circumstances) is responsible for applying the policy with the assistance of the General Counsel or his designee. The General Counsel or his designee assesses whether a proposed transaction involving a related person is a related person transaction covered by the policy. If so, the transaction is presented to the Nominating Committee for review and consideration at its next meeting or, in certain instances when waiting until the next meeting is not advisable, to the Chair of the Nominating Committee. In determining whether to approve or ratify a related person transaction covered by the policy, the Nominating Committee may review such facts and circumstances and take into account such factors as it deems appropriate, including the related person’s interest and role in the transaction, the terms of the transaction and the benefits of the transaction to the Company.

Transactions covered by the policy consist of any financial transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, in which (i) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (ii) the Company is, will or may be expected to be a participant, and (iii) any related person has or will have a direct or indirect material interest. The policy also specifies categories of transactions identified by the Board as having no significant potential for an actual or apparent conflict of interest or improper benefit to a related person (such as (i) director compensation disclosed in the proxy statement and (ii) ordinary course transactions with entities with which a related person is affiliated unless (x) the related person serves as an executive officer, employee or beneficial owner of an equity interest of ten percent or more in the other entity and (y) the transaction or series of similar transactions, in the aggregate, represent more than 5% of Time Warner’s consolidated gross revenues for the prior fiscal year or 2% of the other entity’s gross revenues for the prior fiscal year), and thus are not subject to review by the Nominating Committee.

Item 14.	Principal Accounting Fees and Services.

The Audit Committee is responsible for the appointment, compensation and oversight of the Company’s independent auditor. The Audit Committee annually reviews the independent auditor’s qualifications, performance, fees and independence. Following its review in December 2017, the Audit Committee appointed EY as the Company’s independent auditor for 2018. EY has served as the Company’s independent auditor since 2001, when the Company was formed through the merger of America Online, Inc. (now known as Historic AOL LLC) and Time Warner Inc. (now named Historic TW Inc.). Prior to 2001, EY had served as the independent auditor of each of America Online, Inc. and Historic TW Inc. for more than 10 years.

The Audit Committee has established a policy requiring its pre-approval of all audit services and permissible non-audit services provided by the independent auditor, along with the fees for those services. The policy provides for the annual pre-approval of specific types of services pursuant to policies and procedures adopted by the Audit Committee, and gives detailed guidance to management as to the specific services that are eligible for such annual pre-approval. The policy requires the specific pre-approval of all other permitted services. The Audit Committee has delegated to its Chair the authority to address certain requests for pre-approval of audit and permissible non-audit services between meetings of the Audit Committee, and the Chair reports her pre-approval decisions to the Audit Committee at its next regular meeting. The Audit Committee pre-approved all of the services provided by EY referred to below.

The aggregate fees for services provided by EY to the Company with respect to the years ended December 31, 2017 and 2016 are as set forth below.

Type of Fees	2017	2016
Audit Fees(1)	$19,893,000	$19,608,000
Audit-Related Fees(2)	428,000	538,000
Tax Fees(3)	1,679,000	1,839,000
All Other Fees	—	—

Total Fees for Services Provided	$22,000,000	$21,985,000

(1)	Audit Fees were for audit services, including (a) the annual audit (including required quarterly reviews), subsidiary audits and other procedures required to be performed by the independent auditor to be able to form an opinion on the Company’s consolidated financial statements, (b) the audit of the effectiveness of the Company’s internal control over financial reporting, (c) consultation with management as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, the Financial Accounting Standards Board or other regulatory or standard-setting bodies, (d) international statutory audits, and (e) services that only the independent auditor reasonably can provide, such as services associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings and assistance in responding to SEC comment letters.

(2)	Audit-Related Fees were principally for services related to (a) agreed-upon procedures or expanded audit procedures to comply with contractual arrangements or regulatory reporting requirements, (b) audits of employee benefit plans, and (c) services pertaining to acquisitions, dispositions and the related accounting or disclosure treatment for such transactions or events.

(3)	Tax Fees were for services related to (a) tax compliance and advice, (b) tax planning and tax advice, and (c) expatriate tax services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(3) Exhibits:

The exhibits listed in the Exhibit Index in Part IV, Item 15. “Exhibits and Financial Statement Schedules” of the 2017 Form 10-K were filed or incorporated by reference as part of the 2017 Form 10-K and the exhibits listed in the Exhibit Index below are filed as part of this Amendment.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit Number	Description	Sequential Page Number
10.1	Amended and Restated Employment Agreement made October 22, 2016, effective as of January 1, 2017, between the Registrant and Carol Melton.	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME WARNER INC.

By:	/s/ Howard M. Averill
	Name:	Howard M. Averill
	Title:	Executive Vice President and Chief Financial Officer

Date: April 27, 2018